Form 10-Q
period 2012-09-30
Facebook Inc
filed 2012-10-24
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 001-35551
____________________________________________
FACEBOOK, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	20-1665019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1601 Willow Road, Menlo Park, California 94025
(Address of principal executive offices and Zip Code)
(650) 308-7300
(Registrant’s telephone number, including area code)
 ____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	1,099,471,393 shares outstanding as of October 22, 2012
Class B Common Stock $0.000006 par value	1,066,955,915 shares outstanding as of October 22, 2012

FACEBOOK, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,478	$1,512
Marketable securities	7,974	2,396
Accounts receivable, net of allowances for doubtful accounts of $18 and $17 as of September 30, 2012 and December 31, 2011, respectively	635	547
Income tax refundable	567	—
Prepaid expenses and other current assets	631	149
Total current assets	12,285	4,604
Property and equipment, net	2,289	1,475
Goodwill and intangible assets, net	1,423	162
Other assets	41	90
Total assets	$16,038	$6,331
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59	$63
Platform partners payable	155	171
Accrued expenses and other current liabilities	409	296
Deferred revenue and deposits	85	90
Current portion of capital lease obligations	372	279
Total current liabilities	1,080	899
Capital lease obligations, less current portion	530	398
Other liabilities	254	135
Total liabilities	1,864	1,432
Stockholders’ equity:
Convertible preferred stock, $0.000006 par value, issuable in series; no shares and 569 million shares authorized as of September 30, 2012 and December 31, 2011, respectively, no shares and 543 million shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	615
Common stock, $0.000006 par value; 5,000 million and 4,141 million Class A shares authorized as of September 30, 2012 and December 31, 2011, respectively, 949 million and 117 million shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively, including 2 million and 1 million outstanding shares subject to repurchase as of September 30, 2012 and December 31, 2011, respectively; 4,141 million Class B shares authorized, 1,217 million and 1,213 million shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively, including 12 million and 2 million outstanding shares subject to repurchase as of September 30, 2012 and December 31, 2011, respectively
	—	—
Additional paid-in capital	12,585	2,684
Accumulated other comprehensive loss	(6)	(6)
Retained earnings	1,595	1,606
Total stockholders’ equity	14,174	4,899
Total liabilities and stockholders’ equity	$16,038	$6,331
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,262	$954	$3,504	$2,580
Costs and expenses:
Cost of revenue	322	236	967	613
Research and development	244	108	1,102	264
Marketing and sales	168	114	703	272
General and administrative	151	82	717	222
Total costs and expenses	885	540	3,489	1,371
Income from operations	377	414	15	1,209
Interest and other income (expense), net:
Interest expense	(11)	(10)	(35)	(26)
Other income (expense), net	6	(25)	9	(7)
Income (loss) before provision for income taxes	372	379	(11)	1,176
Provision for income taxes	431	152	—	478
Net (loss) income	$(59)	$227	$(11)	$698
Less: Net income attributable to participating securities	—	77	—	235
Net (loss) income attributable to Class A and Class B common stockholders	$(59)	$150	$(11)	$463
(Loss) earnings per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$0.11	$(0.01)	$0.36
Diluted	$(0.02)	$0.10	$(0.01)	$0.32
Weighted average shares used to compute (loss) earnings per share attributable to Class A and Class B common stockholders:
Basic	2,420	1,316	1,884	1,283
Diluted	2,420	1,520	1,884	1,507
Share-based compensation expense included in costs and expenses:
Cost of revenue	$8	$3	$79	$6
Research and development	114	33	719	72
Marketing and sales	28	13	279	24
General and administrative	29	21	311	39
Total share-based compensation expense	$179	$70	$1,388	$141
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(59)	$227	$(11)	$698
Other comprehensive income (loss):
Foreign currency translation adjustment	21	(2)	(1)	(1)
Change in unrealized gain on available-for-sale investments, net of tax	2	—	1	—
Comprehensive (loss) income	$(36)	$225	$(11)	$697
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(11)	$698
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	425	220
Loss on write-off of equipment	8	6
Share-based compensation	1,388	141
Deferred income taxes	(434)	(29)
Tax benefit from share-based award activity	854	405
Excess tax benefit from share-based award activity	(854)	(405)
Changes in assets and liabilities:
Accounts receivable	(90)	(72)
Income tax refundable	(567)	—
Prepaid expenses and other current assets	24	(113)
Other assets	—	(25)
Accounts payable	20	36
Platform partners payable	(16)	91
Accrued expenses and other current liabilities	162	(9)
Deferred revenue and deposits	(5)	44
Other liabilities	27	51
Net cash provided by operating activities	931	1,039
Cash flows from investing activities
Purchases of property and equipment	(1,037)	(421)
Purchases of marketable securities	(8,590)	(2,742)
Sales of marketable securities	571	95
Maturities of marketable securities	2,413	90
Investments in non-marketable equity securities	(3)	(2)
Acquisitions of businesses, net of cash acquired, and purchases of intangible and other assets	(911)	(5)
Change in restricted cash and deposits	(2)	5
Net cash used in investing activities	(7,559)	(2,980)
Cash flows from financing activities
Net proceeds from issuance of common stock	6,760	998
Proceeds from exercise of stock options	9	27
Repayment of long term debt	—	(250)
Proceeds from sale and lease-back transactions	205	15
Principal payments on capital lease obligations	(231)	(128)
Excess tax benefit from share-based award activity	854	405
Net cash provided by financing activities	7,597	1,067
Effect of exchange rate changes on cash and cash equivalents	(3)	(5)
Net increase (decrease) in cash and cash equivalents	966	(879)
Cash and cash equivalents at beginning of period	1,512	1,785
Cash and cash equivalents at end of period	$2,478	$906

Supplemental cash flow data
Cash paid during the period for:
Interest	$30	$19
Income taxes	$184	$179
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(80)	$62
Property and equipment acquired under capital leases	$251	$393
Fair value of shares issued related to acquisitions of businesses and other assets	$275	$46
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
We have reclassified certain prior period expense amounts from marketing and sales to general and administrative within our condensed consolidated statements of operations to conform to our current period presentation. These reclassifications did not affect revenue, total costs and expenses, income from operations, or net (loss) income.
There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our condensed consolidated financial statements and related notes.
Initial Public Offering and Share-based Compensation
In May 2012, we completed our initial public offering (IPO) in which we issued and sold 180 million shares of Class A common stock at a public offering price of $38.00 per share. We received net proceeds of $6.8 billion after deducting underwriting discounts and commissions of $75 million and other offering expenses of approximately $7 million. Upon the closing of the IPO, all shares of our then-outstanding convertible preferred stock automatically converted into an aggregate of 545 million shares of Class B common stock and an aggregate of 336 million shares of Class B common stock converted into Class A common stock.
Restricted stock units (RSUs) granted prior to January 1, 2011 (Pre-2011 RSUs) vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our IPO, which occurred in May 2012. The vesting condition that will be satisfied six months following our IPO does not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of our IPO. This six-month period is not a substantive service condition and, accordingly, beginning on the effectiveness of our IPO in May 2012, we recognized a cumulative share-based compensation expense for the portion of the RSUs that had met the service condition. In the three and nine months ended September 30, 2012, we recognized $28 million and $1,014 million, respectively, of share-based compensation expense related to our Pre-2011 RSUs. As of September 30, 2012, we had approximately $164 million of additional future period share-based compensation expense related to our Pre-2011 RSUs to be recognized over a weighted-average period of approximately two years.
RSUs granted on or after January 1, 2011 (Post-2011 RSUs) are not subject to a liquidity condition in order to vest, and compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period. The majority of Post-2011 RSUs are earned over a service period of four to five years. In the three and nine months ended September 30, 2012, we recognized $138 million and $348 million, respectively, and in the three and nine months ended September 30, 2011, we recognized $59 million and $117 million, respectively, of share-based compensation expense related to the Post-2011 RSUs. As of September 30, 2012 we anticipate $1,871 million of future period expense related to such RSUs will be recognized over a weighted-average period of approximately three years.
As of September 30, 2012, there was $2,302 million of unrecognized share-based compensation expense, of which $2,035 million relates to RSUs, and $267 million relates to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Under settlement procedures applicable to the Pre-2011 RSUs, we are permitted to deliver the underlying shares within 30 days before or after the date on which the liquidity condition is satisfied. We previously disclosed in our Current Report on Form 8-K filed with the SEC on September 4, 2012 that we will vest and settle outstanding Pre-2011 RSUs for which the service condition has been satisfied and that are held by employees who were employed by us through October 15, 2012 on October 25, 2012 and such shares will be eligible for sale in the public markets as of market open on October 29, 2012. We will vest and settle outstanding Pre-2011 RSUs held by our non-employee directors and former employees on November 14, 2012.
On the settlement dates, we plan to withhold and remit income taxes for RSU holders at applicable minimum statutory rates based on the closing price of our common stock on the trading day immediately preceding the applicable settlement date. We currently expect that the average of these withholding tax rates will be approximately 45%. If the price of our common stock on the trading day immediately preceding the applicable settlement date were equal to $21.66, the closing price of our Class A common stock on September 30, 2012, we estimate that this tax obligation would be approximately $2.6 billion in the aggregate. The amount of this obligation could be higher or lower, depending on the closing price of our shares on the trading day immediately preceding the applicable settlement date. To settle these RSUs, assuming an approximate 45% tax withholding rate, we estimate that we will net settle by delivering approximately 121 million shares of Class B common stock and withholding approximately 99 million shares of Class B common stock on October 25, 2012 and by delivering approximately 31 million shares of Class B common stock and withholding approximately 20 million shares of Class B common stock on November 14, 2012.
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

Note 2.	Acquisitions
In August 2012, we completed our acquisition of Instagram, Inc. (Instagram), a privately-held company which has built a mobile phone-based photo-sharing service that is expected to enhance our photos product offerings and to enable users to increase their levels of mobile engagement and photo sharing. We have accounted for this transaction as a business acquisition for a total purchase price of $521 million, consisting of the issuance of approximately 12 million vested shares of our Class B common stock to non-employee stockholders of Instagram and $300 million in cash. The value of the equity component of the purchase price was determined for accounting purposes based on the fair value of our common stock on the closing date. We also issued approximately 11 million unvested shares of our Class B common stock to employee stockholders of Instagram on the closing date, with an aggregate fair value of $194 million, which will be recognized as they vest over a three-year service period as share-based compensation expense.
During the nine months ended September 30, 2012, we also completed other business acquisitions for total consideration of $87 million. These acquisitions were not material to our condensed consolidated financial statements individually or in the aggregate. Pro forma results of operations related to our acquisition of Instagram or of other companies during the nine months ended September 30, 2012 have not been presented because they are not material to our condensed consolidated statements of operations, either individually or in the aggregate.

The fair value of assets acquired and liabilities assumed for all acquisitions completed during the nine months ended September 30, 2012 was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and residual goodwill. Measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our condensed consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.
The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed, including those items that are still preliminary allocations, and related useful lives, where applicable:

	Instagram, Inc.		Other
	(in millions)	Useful lives (in years)	(in millions)	Useful lives (in years)
Amortizable intangible assets:
Acquired technology	$74	5	$19	3 - 5
Tradename and other	63	2 - 7	8	2 - 3
Net liabilities assumed	(1)		(4)
Deferred tax liabilities	(50)		(9)
Net assets acquired	$86		$14
Goodwill	$435		$73
Total fair value considerations	$521		$87

Goodwill generated from all business acquisitions completed during the nine months ended September 30, 2012 is primarily attributable to expected synergies from future growth and potential monetization opportunities and is not deductible for tax purposes.
During the nine months ended September 30, 2012, we also acquired $633 million of patents and other intellectual property rights. We completed the largest of these intangible asset purchases in June 2012 under an agreement with Microsoft Corporation pursuant to which we were assigned Microsoft’s rights to acquire approximately 615 U.S. patents and patent applications and certain of their foreign counterparts, consisting of approximately 170 foreign patents and patent applications, that were subject to an agreement between AOL Inc. and Microsoft entered into on April 5, 2012. We paid $550 million in cash in exchange for these patents and patent applications. As part of this transaction, we established a deferred tax liability of $49 million to reflect the difference between the future tax basis and book basis in the acquired patents and patent applications, which also increased the capitalized patent cost by this amount. As part of this transaction, we obtained a license to the other AOL patents and patent applications being purchased by Microsoft and granted Microsoft a license to the AOL patents and patent applications that we acquired. The acquisitions of these patents, patent applications and other intellectual property rights were accounted for as asset acquisitions. Patents acquired during the nine months ended September 30, 2012 have estimated useful lives ranging from three to 17 years from the dates of acquisition.

Note 3.	(Loss) Earnings per Share
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
Dilutive securities in our diluted EPS calculation for the three and nine months ended September 30, 2011 do not include Pre-2011 RSUs. Vesting of these RSUs is dependent upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our IPO. Our IPO did not occur until May 2012. Therefore, prior to this date the holders of these RSUs had no rights in our undistributed earnings and accordingly, they are excluded from the effect of basic and dilutive securities. However, subsequent to the completion of our IPO in May 2012, these RSUs are included in our basic and diluted EPS calculation. Post-2011 RSUs are not subject to a liquidity condition in order to vest, and are thus included in the calculation of diluted EPS. For the three and nine months ended September 30, 2012 in which we reported a net loss, we did not allocate any loss to participating securities in the basic and diluted EPS computation. Additionally, we did not include employee stock options, unvested RSUs, and shares subject to repurchase in our calculation of diluted EPS, as the impact of these awards is anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net (loss) income	$(19)	$(40)	$19	$208	$(3)	$(8)	$58	$640
Less: Net income attributable to participating securities	—	—	7	70	—	—	20	215
Net (loss) income attributable to common stockholders	$(19)	$(40)	$12	$138	$(3)	$(8)	$38	$425
Denominator
Weighted average shares outstanding	794	1,632	113	1,208	431	1,457	107	1,181
Less: Shares subject to repurchase	1	5	1	4	1	3	—	5
Number of shares used for basic EPS computation	793	1,627	112	1,204	430	1,454	107	1,176
Basic EPS	$(0.02)	$(0.02)	$0.11	$0.11	$(0.01)	$(0.01)	$0.36	$0.36
Diluted EPS:
Numerator
Net (loss) income attributable to common stockholders	$(19)	$(40)	$12	$138	$(3)	$(8)	$38	$425
Reallocation of net income attributable to participating securities	—	—	6	—	—	—	22	—
Reallocation of net (loss) income as a result of conversion of Class B to Class A common stock	(40)	—	138	—	(8)	—	425	—
Reallocation of net income to Class B common stock	—	—	—	8	—	—	—	26
Net (loss) income attributable to common stockholders for diluted EPS	$(59)	$(40)	$156	$146	$(11)	$(8)	$485	$451
Denominator
Number of shares used for basic EPS computation	793	1,627	112	1,204	430	1,454	107	1,176
Conversion of Class B to Class A common stock	1,627	—	1,204	—	1,454	—	1,176	—
Weighted average effect of dilutive securities:
Employee stock options	—	—	188	188	—	—	212	212
RSUs	—	—	10	10	—	—	5	5
Shares subject to repurchase	—	—	4	4	—	—	4	4
Warrants	—	—	2	2	—	—	3	3
Number of shares used for diluted EPS computation	2,420	1,627	1,520	1,408	1,884	1,454	1,507	1,400
Diluted EPS	$(0.02)	$(0.02)	$0.10	$0.10	$(0.01)	$(0.01)	$0.32	$0.32

Note 4.	Property and Equipment
Property and equipment consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Network equipment	$1,628	$1,016
Land	35	34
Buildings	454	355
Leasehold improvements	163	120
Computer software, office equipment and other	88	73
Construction in progress	655	327
Total	3,023	1,925
Accumulated depreciation and amortization	(734)	(450)
Property and equipment, net	$2,289	$1,475
Construction in progress includes costs primarily related to the construction of data centers and equipment located in our new data centers in Oregon, North Carolina and Sweden.

Note 5.	Goodwill and Other Intangible Assets
Goodwill and other intangible assets, and related useful lives, where applicable, consisted of the following (in millions, except indicated otherwise):

	Useful lives from date of acquisitions (in years)	September 30, 2012	December 31, 2011
Amortizable intangible assets:
Acquired patents	3 - 18	$684	$51
Acquired technology	2 - 10	131	38
Tradename and other	2 - 7	94	23
Accumulated amortization		(76)	(32)
Net acquired intangible assets		833	80
Goodwill		590	82
Goodwill and intangible assets		$1,423	$162
Amortization expense of intangible assets for the three and nine months ended September 30, 2012 was $31 million and $44 million, respectively, and for the three and nine months ended September 30, 2011 was $5 million and $15 million, respectively.
Estimated amortization expense for the unamortized acquired intangible assets as of September 30, 2012 for the next five years and thereafter is as follows (in millions):

The remainder of 2012	$34
2013	126
2014	120
2015	112
2016	101
2017	85
Thereafter	255
$833

Note 6.	Fair Value Measurements
Assets measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$730	$730	$—	$—
U.S. government securities	234	234	—	—
U.S. government agency securities	208	208	—	—
Marketable securities:
U.S. government securities	5,644	5,644	—	—
U.S. government agency securities	2,330	2,330	—	—
Total cash equivalents and marketable securities	$9,146	$9,146	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$892	$892	$—	$—
U.S. government securities	60	60	—	—
U.S. government agency securities	50	50	—	—
Marketable securities:
U.S. government securities	1,415	1,415	—	—
U.S. government agency securities	981	981	—	—
Total cash equivalents and marketable securities	$3,398	$3,398	$—	$—
Gross unrealized gains or losses for cash equivalents and marketable securities as of September 30, 2012 and December 31, 2011 were not material.
The following table classifies our marketable securities by contractual maturities as of September 30, 2012 (in millions):

Fair Value
Due in one year	$5,658
Due in one to two years	2,316
$7,974

Note 7.	Commitments and Contingencies
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
Operating lease expense totaled $50 million and $151 million for the three and nine months ended September 30, 2012, and $52 million and $171 million for the three and nine months ended September 30, 2011.

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

Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries.
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
Credit Facilities
In February 2012, we entered into an agreement for an unsecured five-year revolving credit facility that allows us to borrow up to $5,000 million for general corporate purposes, with interest payable on the borrowed amounts set at London Interbank Offered Rate (LIBOR) plus 1.0%. Under the terms of the agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance. No amounts were drawn down under this credit facility as of September 30, 2012.
Concurrent with our entering into the revolving credit facility, we also entered into a bridge credit facility agreement that allows us to borrow up to $3,000 million to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO, with interest payable on the borrowed amounts set at LIBOR plus 1.0% and an additional 0.25% payable on drawn balances outstanding from and after the 180th day of borrowing. Any amounts outstanding under this facility will be due one year after the date we draw on the facility but no later than June 30, 2014. Under the terms of the agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance from and after the 90th day following the date we entered into the bridge facility. In October 2012, we amended and restated our existing bridge credit facility (the Amended and Restated Term Loan) and converted it into a three-year unsecured term loan facility that allows us to borrow up to $1,500 million. See Note 11 Subsequent Event for information on the Amended and Restated Term Loan.
No amounts were drawn down under the bridge credit facility agreement as of September 30, 2012.

Note 8.	Stockholders’ Equity
Share-based Compensation Plans
We maintain three share-based employee compensation plans: the 2012 Equity Incentive Plan, the 2005 Stock Plan and the 2005 Officers’ Stock Plan (Stock Plans). In January 2012, our board of directors approved our 2012 Equity Incentive Plan (2012 Plan), and in April 2012 our stockholders adopted the 2012 Plan, effective on May 17, 2012, which serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. No new awards will be issued under the 2005 Stock Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan. Shares available for grant under the 2005 Stock Plan, which were reserved but not issued or subject to outstanding awards under the 2005 Stock Plan as of the effective date, were added to the reserves of the 2012 Plan.
We have initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan will increase automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to (i) the lesser of 2.5% of the total outstanding shares our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee.
The 2005 Officers’ Stock Plan provides for the issuance of up to 120,000,000 shares of incentive and nonstatutory stock options to certain of our employees or officers. The 2005 Officers’ Stock Plan will terminate ten years after its adoption unless terminated earlier by our compensation committee. Stock options become vested and exercisable at such times and under such conditions as determined by our compensation committee on the date of grant. In November 2005, we issued a nonstatutory stock option to our CEO to purchase 120,000,000 shares of our Class B common stock under the 2005 Officers’ Stock Plan. As of September 30, 2012, the option had been partially exercised in respect of 60,000,000 shares with the remainder remaining outstanding and fully vested, and no options were available for future issuance under the 2005 Officers’ Stock Plan.
The following table summarizes the stock option and RSU award activity under the Stock Plans during the nine months ended September 30, 2012:

		Shares Subject to Options Outstanding				Outstanding RSUs
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)	Outstanding RSUs	Weighted Average Grant Date Fair Value
	(in thousands)	(in thousands)		(in years)	(in millions)	(in thousands)
Balance as of December 31, 2011	52,318	258,539	$0.47	4.38	$7,360	378,772	$6.83
RSUs granted	(33,865)	—				33,865	34.69
Stock options exercised	—	(84,568)	0.11			—
Stock options forfeited/cancelled	584	(584)	0.62			—
RSUs forfeited and cancelled	9,089	—				(9,089)	19.32
2012 Equity Incentive Plan shares authorized	25,000
Balance as of September 30, 2012	53,126	173,387	$0.65	3.83	$3,643	403,548	$8.89

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of our common stock as of December 31, 2011 and the closing price of our common stock on September 30, 2012.

Note 9.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions, including the portions of our share-based compensation that will not generate tax benefits, and the effects of acquisitions and the integration of those acquisitions. In addition, our effective tax rate can be more or less volatile based on the amount of income (loss) before provision for income taxes. For example, the impact of non-deductible share based compensation expenses on our effective tax rate is significantly greater when our income (loss) before provision for income taxes is lower.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the impact of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign markets, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
Our effective tax rate in the three months ended September 30, 2012 exceeded our effective tax rate in the three months ended September 30, 2011 because the impact of non-deductible share-based compensation and the losses arising outside the United States in jurisdictions where we do not receive a tax benefit are proportionately larger relative to income (loss) before provision for income taxes in 2012 than in 2011. Our effective tax rate in the three months ended September 30, 2012 was also higher due to the expiration of the federal tax credit for research and development activities.
Our effective tax rate in the nine months ended September 30, 2012 was zero. This occurred because the discrete tax items that arose during the nine months ended September 30, 2012 offset the tax benefit as determined based on an estimate of our annual effective tax rate as applied to our loss before provision for income taxes for the nine months ended September 30, 2012. Our effective tax rate in the nine months ended September 30, 2012 was lower than our effective tax rate in the nine months ended September 30, 2011 due to this effect.
Our income tax refundable was $567 million as of September 30, 2012, which reflects the expected refund of estimated income tax payments made in 2012 and the expected refund from income tax loss carrybacks to 2010 and 2011. Our net deferred tax assets were $399 million as of September 30, 2012, which is an increase of $339 million from December 31, 2011. This increase is primarily due to the recognition of tax benefits related to share-based compensation, offset by deferred tax liabilities established as part of our purchase accounting related to our acquisitions in the nine months ended September 30, 2012.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 and 2009 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2010 and subsequent tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not material to our financial statements.
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

Note 10.	Geographical Information
Revenue by geography is based on the billing address of the advertiser or Platform developer. The following tables set forth revenue and long-lived assets by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$665	$543	$1,789	$1,485
Rest of the world (1)	597	411	1,715	1,095
Total revenue	$1,262	$954	$3,504	$2,580

(1)	No individual country exceeded 10% of our total revenue for any period presented

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$2,113	$1,444
Rest of the world(1)	176	31
Total long-lived assets	$2,289	$1,475

(1)	No individual country exceeded 10% of our total long-lived assets for any period presented

Note 11.	Subsequent Events

In October 2012, we amended and restated our existing bridge credit facility, converting it into the Amended and Restated Term Loan, an unsecured term loan facility that allows us to borrow up to $1,500 million to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO with interest payable on the borrowed amounts set at LIBOR plus 1.0%. We paid origination fees at closing of the Amended and Restated Term Loan, which fees are being amortized over the term of the facility. We are also obligated to pay an additional upfront fee of 0.15% of the aggregate amount of the borrowings requested on any applicable funding date, which would be amortized over the remaining term of the facility, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We may make up to two borrowings under the Amended and Restated Term Loan prior to November 20, 2012. Any amounts outstanding under this facility will become due and payable upon the third anniversary date of the initial borrowing. As we previously disclosed in our Current Report on Form 8-K filed with the SEC on October 15, 2012, we currently expect to use borrowings under the Amended and Restated Term Loan to cover approximately half of the withholding tax liability that will arise when approximately 271 million RSUs vest and settle in October and November 2012, and that the average of the withholding tax rates will be approximately 45%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 18, 2012 (Prospectus). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors.” For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled “—Limitations of Key Metrics.”
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
Advertisers. We enable advertisers to engage with more than one billion monthly active users (MAUs) on Facebook or subsets of our users based on information they have chosen to share with us such as their age, location, gender, or interests. We offer advertisers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers. In the third quarter of 2012, we recorded revenue of $1,262 million, income from operations of $377 million and net loss of $59 million. In the first nine months of 2012, we recorded revenue of $3,504 million, income from operations of $15 million and net loss of $11 million. Total costs and expenses grew more than revenue, due to increased headcount and significant increases in share-based compensation and related payroll tax expenses for restricted stock units (RSUs) during the third quarter and the first nine months of 2012. During the third quarter and the first nine months of 2012, we recognized $148 million and $1,510 million, respectively, of share-based compensation and related payroll tax expenses. Of these amounts, $1,098 million was due to the recognition of share-based compensation and related payroll tax expenses related to RSUs granted prior to January 1, 2011 (Pre-2011 RSUs) triggered by the completion of our initial public offering (IPO) in May 2012. For the third quarter of 2012, we incurred a net loss despite generating income before provision for income taxes due to our effective tax rate exceeding 100%. Our effective tax rate has exceeded the U.S. statutory rate primarily due to the impact of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit.

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

Note: For purposes of reporting MAUs, DAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey, Asia includes all users in Australia and New Zealand, and Rest of World includes Africa, Latin America, and the Middle East. In June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the first quarter of 2012. While this issue did not affect our overall worldwide MAU number, it did affect our attribution of users to different geographic regions. The first quarter of 2012 user metrics reflect the reclassification to more correctly attribute users by geographic region.
As of September 30, 2012, we had 1.01 billion MAUs, an increase of 26% from September 30, 2011. Users in Brazil, India, and Japan represented key sources of growth in the third quarter of 2012 relative to the prior year. We had 61 million MAUs in Brazil as of September 30, 2012, an increase of 109% compared to the same period in 2011; we had 65 million MAUs in India as of September 30, 2012, an increase of 62% compared to the same period in 2011; and we had 18 million MAUs in Japan as of September 30, 2012, an increase of 218% compared to the same period in 2011. Additionally, we had 171 million MAUs in the United States as of September 30, 2012, an increase of 8% compared to the same period in 2011.

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
Worldwide DAUs increased 28% to 584 million on average during September 2012 from 457 million during September 2011. We experienced growth in DAUs across major markets including Brazil, India and Japan. Overall growth in DAUs was driven largely by increased mobile usage of Facebook. Relative to June 30, 2012, DAUs increased from 552 million to 584 million, primarily due to an increase in mobile users. During the third quarter of 2012, the number of DAUs using personal computers increased modestly compared to the second quarter of 2012, but in certain key markets such as the United States and Europe the number of DAUs using personal computers was essentially flat quarter-over-quarter after having decreased modestly during the second quarter of 2012.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile app or via mobile-optimized versions of our website such as m.facebook.com, whether on a mobile phone or tablet such as the iPad, during the period of measurement.

Worldwide mobile MAUs increased by 61% from 376 million as of September 30, 2011 to 604 million as of September 30, 2012. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil and the United States representing key sources of mobile growth over this period. Approximately 126 million mobile MAUs accessed Facebook solely through mobile apps or our mobile website during the month ended September 30, 2012, increasing 24% from 102 million during the month ended June 30, 2012. The remaining 478 million mobile MAUs accessed Facebook from both personal computers and mobile devices during that month. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may be flat or continue to decline in certain markets, including key developed markets such as the United States, in part due to our focus on developing mobile products to encourage mobile usage of Facebook.
The number of MAUs, DAUs and mobile MAUs discussed above do not include Instagram users unless such users would otherwise qualify as MAUs, DAUs and mobile MAUs, respectively, based on activity that is shared back to Facebook.

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

Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our consolidated financial statements where revenue is geographically apportioned based on the location of the advertiser or developer. In June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the first quarter of 2012. The first quarter of 2012 ARPU amount for the United States & Canada region reflects an adjustment based on the reclassification to more correctly attribute users by geographic region.

During the third quarter of 2012, worldwide ARPU was $1.29, an increase of 4% from the third quarter of 2011. Over this period, ARPU increased by approximately 20% in the United States and Canada and Rest of World, and by 4% and 2% in Asia and Europe, respectively. ARPU in Europe declined compared to the second quarter of 2012 due primarily to a decline in Payments and other fees revenue and Advertising revenue being flat due, we believe, to seasonality traditionally experienced in the third quarter. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Limitations of Key Metrics
The numbers of our MAUs and DAUs and ARPU are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service, despite our efforts to detect and suppress such behavior. We estimate, for example, that “duplicate” accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 4.8% of our worldwide MAUs as of June 30, 2012. We also seek to identify “false” accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of June 30, 2012, for example, we estimate user-misclassified accounts may have represented approximately 2.4% of our worldwide MAUs and undesirable accounts may have represented approximately 1.5% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may be affected by improvements or changes in our methodology.
Our metrics are also affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address and self-disclosed location. These factors may not always accurately reflect the user’s actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user’s actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide MAU number, it did affect our attribution of users to different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States and Canada region was overstated as a result of the error by approximately 3% and these overstatements were offset by understatements in other regions. In addition, our estimates for revenue by user location are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our MAU and DAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.

Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers.
Advertising. Our advertising revenue is generated by displaying ad products on the Facebook website or mobile app and third-party affiliated websites. Advertisers pay for ad products which include Sponsored Stories in News Feed, either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of clicks made by our users. We recognize revenue from the delivery of click-based ads or Sponsored Stories in the period in which a user clicks on the content. We recognize revenue from the display of impression-based ads or Sponsored Stories in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad or Sponsored Story is displayed to users. An individual Sponsored Story in News Feed that is purchased on an impression basis may be displayed to users more than once during a day; however, in general, only the initial display of the Sponsored Story is considered an impression, regardless of how many times the ad is actually displayed within the News Feed.
Payments and other fees. We enable Payments from our users to our Platform developers. Our users can transact and make payments on the Facebook Platform by using credit cards, PayPal or other payment methods available on our website. We receive a fee from our Platform developers when users make purchases from our Platform developers using our Payments infrastructure. We recognize revenue net of amounts remitted to our Platform developers. We have mandated the use of our Payments infrastructure for game apps on Facebook, and fees related to Payments are generated almost exclusively from games. Cumulatively to date, games from Zynga have generated the majority of our payments and other fees revenue. However, Zynga's contribution to our payments and other fees revenue has decreased over time and this trend may continue. Our other fees revenue has been immaterial in recent periods.
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
Research and development. Research and development expenses consist primarily of salaries, benefits, and share-based compensation for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
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
We have reclassified certain prior period expense amounts from marketing and sales to general and administrative within our condensed consolidated statements of operations to conform to our current period presentation. These reclassifications did not affect revenue, total costs and expenses, income from operations, or net (loss) income.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,262	$954	$3,504	$2,580
Costs and expenses:
Cost of revenue	322	236	967	613
Research and development	244	108	1,102	264
Marketing and sales	168	114	703	272
General and administrative	151	82	717	222
Total costs and expenses	885	540	3,489	1,371
Income from operations	377	414	15	1,209
Net (loss) income	$(59)	$227	$(11)	$698
Share-based compensation expense included in costs and expenses:
Cost of revenue	8	3	79	6
Research and development	114	33	719	72
Marketing and sales	28	13	279	24
General and administrative	29	21	311	39
Total share-based compensation expense	$179	$70	$1,388	$141

The following table summarizes our historical condensed consolidated statements of operations data as a percentage of revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	26%	25%	28%	24%
Research and development	19%	11%	31%	10%
Marketing and sales	13%	12%	20%	11%
General and administrative	12%	9%	20%	9%
Total costs and expenses	70%	57%	100%	53%
Income from operations	30%	43%	—%	47%
Net (loss) income	(5)%	24%	—%	27%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

Cost of revenue	1%	—%	2%	—%
Research and development	9	3	21	3
Marketing and sales	2	1	8	1
General and administrative	2	2	9	2
Total share-based compensation expense	14%	7%	40%	5%

Three and Nine Months Ended September 30, 2012 and 2011
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Revenue:
Advertising	$1,086	$798	36%	$2,950	$2,211	33%
Payments and other fees	176	156	13%	554	369	50%
Total revenue	$1,262	$954	32%	$3,504	$2,580	36%
Revenue in the third quarter and the first nine months of 2012 increased $308 million, or 32%, and $924 million, or 36%, respectively, as compared to the same periods in 2011. The increase was due primarily to a 36% and 33% increase in advertising revenue during the third quarter and the first nine months of 2012, respectively, as compared to the same periods in 2011. In the third quarter and the first nine months of 2012, mobile advertising revenue as a percentage of adverting revenue was 14% and 6%, respectively. As mobile advertising was not offered prior to the first quarter of 2012, comparisons to prior year are not meaningful. Advertising revenue grew primarily due to a 27% increase in the number of ads delivered during both the third quarter and the first nine months of 2012 and to a lesser extent, due to a 7% and 5% increase in the average price per ad in those same periods.
The increase in ads delivered was driven primarily by user growth. MAUs grew 26% from September 30, 2011 to September 30, 2012 and average DAUs grew 28% from September 2011 to September 2012. Various product changes and changes in user engagement generally offset in their impact on the average number of ads per user. For example, the shift to greater mobile use generally reduced ads per user, while the introduction of Sponsored Stories in News Feed increased the number of ads per user. The rate of change in number of ads delivered also differs by geography, driven by factors such as mobile penetration. For example, Europe and Rest of World increased at a faster rate than the United States and Asia.
Growth in the average price per ad for the third quarter and the first nine months of 2012 compared to the same periods in 2011 was driven primarily by an increase in price per ad in the United States, which benefited from growth in Sponsored Stories in News Feed across desktop and mobile devices during the second and third quarters of 2012. Sponsored Stories in News Feed have a significantly higher average price per ad due to factors which include the prominent position of the Sponsored Stories. The increase in price per ad in the United States was partially offset by an increased percentage of our worldwide ads being delivered in the Asia and Rest of World geographies where the average price per ad, while growing on a year-over-year basis, is relatively lower. The average price per ad was also affected by a decline in the average price per ad in Europe in the third quarter and the first nine months of 2012 compared to the same periods in 2011 due to the impact of foreign exchange rate changes and, in part, we believe, to continuing weak economic conditions in that region affecting advertiser demand.
Payments and other fees revenue in the third quarter and the first nine months of 2012 increased to $176 million, or 13%, and $554 million, or 50%, respectively, as compared to the same periods in 2011. Payments revenue declined compared to the second quarter of 2012, we believe due primarily to users migrating from better monetizing simulation game-types towards lower monetizing arcade and puzzle game-types, as well as a shift in gaming activity to mobile devices which do not use our Payments product. Facebook Payments became mandatory for all game developers accepting payments on the Facebook Platform with limited exceptions on July 1, 2011. Accordingly, comparisons of Payments and other fees revenue to periods before this date may not be meaningful. Our Payments terms and conditions provide for a 30-day claim period subsequent to a Payments transaction during which the customer may dispute the virtual or digital goods transaction. To date, we have deferred recognition of Payments revenue until the expiration of this period as we were unable to make reasonable and reliable estimates of future refunds or chargebacks arising during this claim period, due to lack of historical transactional information. In the fourth quarter of 2012, we will have 24 months of historical transactional information which we currently anticipate will enable us to estimate future refunds and chargebacks. Accordingly, in the fourth quarter of 2012 we expect to record all Payments revenues at the time of the purchase of the related virtual or digital goods, net of estimated refunds or chargebacks. We anticipate that this change will result in a one-time increase in Payments revenue in the fourth quarter.
Seven percent and nine percent of our total revenue for the third quarter and the first nine months of 2012, respectively, and 12% of our total revenue for both the third quarter and the first nine months of 2011, came from a single customer, Zynga. Revenue from Zynga consisted of payments processing fees related to their sale of virtual goods and from direct advertising purchased by Zynga.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Cost of revenue	$322	$236	36%	$967	$613	58%
Percentage of revenue	26%	25%		28%	24%
Cost of revenue in the third quarter of 2012 increased $86 million, or 36%, compared to the same period in 2011 and increased by $354 million, or 58%, in the first nine months of 2012 compared to the same period in 2011. The increases were primarily due to expenses related to expanding our data center operations, including $51 million and $172 million increases in depreciation in the third quarter and the first nine months of 2012, respectively. Share-based compensation expense increased by $73 million in the first nine months of 2012 compared to the same period in 2011 mainly due to recognition of expense related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012 and, to a lesser extent, RSUs granted on or after January 1, 2011 (Post-2011 RSUs). Increases in payroll and benefits expenses resulting from a 53% increase in employee headcount also contributed to increases in cost of revenue during the periods presented. These expenses supported our user growth, the increased usage of our products by users, developers, and advertisers, and the launch of new products.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Research and development	$244	$108	126%	$1,102	$264	317%
Percentage of revenue	19%	11%		31%	10%
Research and development expenses in the third quarter and the first nine months of 2012 increased $136 million and $838 million, respectively, compared to the same periods in 2011. The increases were primarily due to increased share-based compensation expense of $81 million and $647 million in the third quarter and the first nine months of 2012, respectively, resulting primarily from recognition of expense related to Post-2011 RSUs for the third quarter of 2012 and Pre-2011 RSUs for the first nine months of 2012. Payroll and benefits expense also increased due to a 77% growth in employee headcount in engineering, design, product management, and other technical functions. This investment supported our efforts to improve existing products and build new products for users, developers, and advertisers.
Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Marketing and sales	$168	$114	47%	$703	$272	158%
Percentage of revenue	13%	12%		20%	11%
Marketing and sales expenses in the third quarter and the first nine months of 2012 increased $54 million and $431 million, respectively, compared to the same periods in 2011. The increase in the third quarter of 2012 compared to the same period in 2011 was primarily due to an increase in payroll and benefits expenses resulting from a 21% increase in employee headcount to support global sales, business development, and customer service, including a $15 million increase in share-based compensation expense. The increase in the first nine months of 2012 compared to the same period in 2011 was primarily due to $255 million increase in share-based compensation expense resulting from recognition of expense related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012 and, to a lesser extent, Post-2011 RSUs. An increase in our user-, developer-, and advertiser-facing marketing expense also affected both periods presented.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
General and administrative	$151	$82	84%	$717	$222	223%
Percentage of revenue	12%	9%		20%	9%
General and administrative expenses in the third quarter and the first nine months of 2012 increased $69 million and $495 million, respectively, compared to the same periods in 2011. The increase in the third quarter of 2012 compared to the same period in 2011 was primarily due to growth in legal fees, amortization of acquired patents and other professional services fees. The increase in the first nine months of 2012 was primarily due to increased share-based compensation expense of $272 million in the first nine months of 2012 resulting from recognition of expense related to Pre-2011 RSUs and, to a lesser extent, Post-2011 RSUs. Payroll and benefits expenses also increased for both periods presented due to a 49% increase in employee headcount in corporate communications and policy, human resources, legal, finance, and other functions.
Interest and other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Interest expense	$(11)	$(10)	10%	$(35)	$(26)	35%
Other income (expense), net	6	(25)	124%	9	(7)	229%
Total interest and other income (expense), net	$(5)	$(35)	(86)%	$(26)	$(33)	(21)%
Interest expense increased by $1 million and $9 million in the third quarter and the first nine months of 2012, respectively, compared to the same periods in 2011 primarily due to an increased volume of property and equipment financed by capital leases. Changes in other income (expense), net for the third quarter and the first nine months of 2012 compared to the same periods in 2011 were mostly due to lower foreign exchange losses in 2012 resulting from the periodic re-measurement of our foreign currency balances and to a lesser extent, an increase in interest income driven by larger invested cash balances.
Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in millions, except for percentages)
Provision for income taxes	$431	$152	184%	$—	$478	(100)%
Effective tax rate	116%	40%		—%	41%

Our provision for income taxes in the third quarter of 2012 increased by $279 million compared to the same period in 2011. The increase was primarily due to the impact of non-deductible share-based compensation and the geographic mix of our income. Our provision for income taxes in the first nine months of 2012 decreased by $478 million compared to the same period in 2011 primarily due to the loss before provision for income taxes.
Our effective tax rate in the third quarter of 2012 increased compared to the same period in 2011 primarily due to the impact of certain non-deductible share-based compensation expense that was recognized during the period and additional losses arising outside the United States in jurisdictions where we do not receive a tax benefit, and the expiration of the federal tax credit for research and development activities. The impact of these items on our effective tax rate is significantly greater when our income before provision for income taxes is lower.

Our effective tax rate in the first nine months of 2012 was zero because the discrete tax items that arose during the first nine months of 2012 offset the income tax benefit that was based on applying our estimated annual effective tax rate to our loss before provision for income taxes. Our effective tax rate in the first nine months of 2012 was lower than our effective tax rate in the same period of 2011 due to this effect.
Our effective tax rate in the fourth quarter and full year of 2012 could exceed 100% depending on the amount and geographic mix of our income before provision for income taxes. If our effective tax rate exceeds 100%, we would have a net loss even though our income before provision for income taxes was positive for any period in which that occurs. If the federal tax credit for research and development activities is reinstated during the fourth quarter, our effective tax rate for the fourth quarter and full year of 2012 will be lower.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the impact of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign markets, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities totaled $10.5 billion as of September 30, 2012, an increase of $6.5 billion from December 31, 2011. The most significant cash flow activities consisted of $6.8 billion of net proceeds from our IPO which was completed in May 2012, $931 million of cash generated from operations and $854 million in excess tax benefit from share-based award activity, offset by $1.0 billion used for capital expenditures and $911 million used for acquisition of businesses and other assets. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Pre-2011 RSUs vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition will be satisfied in November 2012. Under settlement procedures applicable to these awards, we are permitted to deliver the underlying shares within 30 days before or after the date on which the liquidity condition is satisfied. We previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2012 that we will vest and settle outstanding Pre-2011 RSUs for which the service condition has been satisfied and that are held by employees who were employed by us through October 15, 2012 on October 25, 2012 and such shares will be eligible for sale in the public markets as of market open on October 29, 2012. We will vest and settle outstanding Pre-2011 RSUs held by our non-employee directors and former employees on November 14, 2012.
On the settlement dates, we plan to withhold and remit income taxes for certain RSU holders at applicable minimum statutory rates based on the closing price of our common stock on the trading day immediately preceding the applicable settlement date. We currently expect that the average of these withholding tax rates will be approximately 45%. If the price of our common stock on the trading day immediately preceding the applicable settlement date were equal to $21.66, the closing price of our Class A common stock on September 30, 2012, we estimate that this tax obligation would be approximately $2.6 billion in the aggregate. The amount of this obligation could be higher or lower, depending on the closing price of our shares on the trading day immediately preceding the applicable settlement date. To settle these RSUs, assuming an approximate 45% tax withholding rate, we anticipate that we will net settle the awards on October 25, 2012 by delivering an aggregate of approximately 121 million shares of Class B common stock to RSU holders and withholding an aggregate of approximately 99 million shares of Class B common stock, based on RSUs outstanding as of September 30, 2012 for which the service condition will be satisfied as of October 15, 2012. In addition, we will also net settle on November 14, 2012 by delivering an aggregate of approximately 31 million shares of Class B common stock not held by then-current employees as of October 15, 2012 and withholding an aggregate of approximately 20 million shares of Class B common stock. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders in cash to the applicable tax authorities.
In February 2012, we entered into an agreement for an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion for general corporate purposes, with interest payable on the borrowed amounts set at London Interbank Offered Rate (LIBOR) plus 1.0%. Under the terms of the new agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance.
Concurrent with our entering into the new revolving credit facility, we also entered into a bridge credit facility that allowed us to borrow up to $3 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO. No amounts were drawn down under these credit and bridge credit facility agreements as of September 30, 2012.

In October 2012, we amended and restated our existing bridge credit facility, converting it to an unsecured term loan facility (the Amended and Restated Term Loan) that allows us to borrow up to $1.5 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO, with interest payable on the borrowed amounts set at LIBOR plus 1.0%. We paid origination fees at closing of the Amended and Restated Term Loan, which fees are being amortized over the term of the facility. We are also obligated to pay an additional upfront fee of 0.15% of the aggregate amount of the borrowings requested on any applicable funding date, which would be amortized over the remaining term of the facility, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We may make up to two borrowings under the Amended and Restated Term Loan prior to November 20, 2012. Any amounts outstanding under this facility will become due and payable upon the third anniversary date of the initial borrowing. As we previously disclosed in our Current Report on Form 8-K filed with the SEC on October 15, 2012, we currently expect to use borrowings under the Amended and Restated Term Loan to cover approximately half of the withholding tax liability that will arise when approximately 271 million RSUs vest and settle in October and November 2012, and that the average of the withholding tax rates will be approximately 45%.

As of September 30, 2012, $570 million of the $10.5 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.
Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2012 primarily consisted of adjustments to net income for certain non-cash items such as share-based compensation expense of $1.4 billion and total depreciation and amortization, partially offset by income tax refundable and deferred income taxes. The decrease in cash flow from operating activities during the first nine months of 2012 compared to the same period in 2011 was mainly due to $11 million of net loss incurred in 2012 compared to $698 million of net income generated in 2011, decreased deferred income taxes and increased income tax refundable, partially offset by increases in adjustments for non-cash items as described above.
Cash Used in Investing Activities
Cash used in investing activities during the first nine months of 2012 primarily resulted from $5.6 billion for the net purchase of marketable securities, $1.0 billion for capital expenditures related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers as well as $911 million for acquisitions of businesses and other assets, such as patents. The increase in cash used in investing activities during the first nine months of 2012 compared to the same period in 2011 was mainly due to increases in the purchase of marketable securities, acquisitions of businesses and other assets and capital expenditures.
We anticipate making capital expenditures in 2012 of approximately $1.6 billion to $1.7 billion, a portion of which we will finance through leasing arrangements.
Cash Provided by Financing Activities
In May 2012, we received $6.8 billion in proceeds from our IPO, net of offering costs. Our financing activities have primarily consisted of equity issuances, lease financing, and debt financing. Net cash provided by financing activities was $7.6 billion and $1.1 billion, for the first nine months of 2012 and 2011, respectively, and included excess tax benefits from stock award activities of $854 million and $405 million for the same periods, respectively. In the first nine months of 2011, it also included $250 million of debt repayment. We had no outstanding debt during the same period in 2012.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2012.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Prospectus.
Contingencies
We are involved in claims, lawsuits, government investigations, and proceedings. We record a provision for a liability when we believe both that it is probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
See Note 7 in the notes to the condensed consolidated financial statements included in Part I, Item 1 and “Legal Proceedings” contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.
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
Foreign Currency Exchange Risk
International revenue as a percentage of revenue was 47% and 43% for the third quarter of 2012 and 2011, respectively, and 49% and 42% for the first nine months of 2012 and 2011, respectively. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized foreign currency losses of $1 million, $27 million, $4 million and $13 million in the third quarter of 2012 and 2011 and the first nine months of 2012 and 2011, respectively. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Rate Sensitivity
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government treasury and agency debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements.
Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $57 million and $15 million in the market value of our available-for-sale debt securities as of September 30, 2012 and December 31, 2011, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries. Any such inquiries could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The size of our user base and our users’ level of engagement are critical to our success. We had 1.01 billion monthly active users (MAUs) as of September 30, 2012. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. To the extent our active user growth rate slows, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization in current and new markets. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. A decrease in user retention, growth, or engagement could render Facebook less attractive to developers and advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. In the first nine months of 2012 and 2011 and the full 2011, 2010, and 2009 years, advertising accounted for 84%, 86%, 85%, 95% and 98%, respectively, of our revenue. As is common in the industry, our advertisers typically do not have long-term advertising commitments with us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of our products, such as Sponsored Stories and ads with social context, as experimental and unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•
increased user access to and engagement with Facebook through our mobile products, where we have generated only a small portion of our revenue, particularly to the extent that mobile engagement is substituted for engagement with Facebook on personal computers where we currently have demonstrated greater ability to scale monetization by displaying ads and other commercial content;

•	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of ads and other commercial content displayed on Facebook;

•	our inability to increase the pricing and quality of ads and other commercial content shown to users, particularly on mobile devices;

•	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

•	decisions by advertisers to use our free products, such as Facebook Pages, instead of advertising on Facebook;

•	loss of advertising market share to our competitors;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•	adverse media reports or other negative publicity involving us, our Platform developers, or other companies in our industry;

•	our inability to create new products that sustain or increase the value of our ads and other commercial content;

•	the degree to which users opt out of social ads or otherwise limit the potential audience of commercial content;

•	changes in the way online advertising is priced;

•	the impact of new technologies that could block or obscure the display of our ads and other commercial content; and

•	the impact of macroeconomic conditions and conditions in the advertising industry in general.
The occurrence of any of these or other factors could result in a reduction in demand for our ads and other commercial content, which may reduce the prices we receive for our ads and other commercial content, or cause advertisers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.
Growth in use of Facebook through our mobile products, where our ability to continue to increase mobile revenues is unproven, as a substitute for use on personal computers may negatively affect our revenue and financial results.
We had 604 million MAUs who used Facebook mobile products in September 2012. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may continue to decline in certain markets, in part due to our focus on developing mobile products to encourage mobile usage of Facebook. For example, while the number of daily active users (DAUs) using personal computers increased modestly during the third quarter of 2012 compared to the second quarter of 2012, in certain key markets such as the United States and Europe the number of DAUs using personal computers was essentially flat quarter-over-quarter after having decreased modestly during the second quarter of 2012. We believe increased usage of Facebook on mobile devices has contributed to the recent trend of our DAUs increasing more rapidly than the increase in the number of ads delivered. We only recently began to include Sponsored Stories in users’ mobile News Feeds. Accordingly, in the first nine months of 2012, we generated only a small portion of our revenue from the use of Facebook mobile products, and our ability to continue to increase mobile revenues is unproven. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
We currently monetize the Facebook Platform in several ways, including ads on pages generated by apps on Facebook, direct advertising on Facebook purchased by Platform developers to drive traffic to their apps and websites, and fees from our Platform developers’ use of our Payments infrastructure to sell virtual and digital goods to users. Apps built by developers of social games are currently responsible for substantially all of our revenue derived from Payments. Our Payments revenue in the third quarter of 2012 declined compared to the second quarter of 2012, and Payments revenue may continue to decrease or stay flat in future periods. In addition, a relatively small percentage of our users have transacted with Facebook Payments. For example, in the nine months ended September 30, 2012, approximately 20 million users purchased virtual goods using Facebook Payments. If the Platform apps that currently generate revenue fail to grow or maintain their users and engagement, if Platform developers do not continue to introduce new apps that attract users and create engagement, if Platform developers reduce their advertising on Facebook, if we fail to maintain good relationships with Platform developers or attract new developers, or if Platform apps outside of social games do not gain popularity and generate significant revenue, our financial performance and ability to grow revenue could be adversely affected.
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
If we are not able to compete effectively, our user base and level of user engagement may decrease, which could make us less attractive to developers and advertisers and materially and adversely affect our revenue and results of operations.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain advertisers in a particular period;

•	fluctuations in spending by our advertisers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number of ads shown to users;

•	the pricing of our ads and other products;

•	the rate of growth in mobile usage compared to usage through personal computers, and our ability to monetize through our mobile products;

•	our ability to maintain or increase payments and other fees revenue;

•	the diversification and growth of revenue sources beyond current advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or breaches of security or privacy;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in business or macroeconomic conditions.
In the first nine months of 2012 and the full 2011 year, we estimate that up to 13% and 19% of our revenue, respectively, was derived from Payments processing fees from Zynga, direct advertising from Zynga, revenue from third parties for ads shown on pages generated by Zynga apps, and Facebook ads and Sponsored Stories displayed on Zynga.com. If Zynga does not maintain its level of engagement with our users or if we are unable to successfully maintain our relationship with Zynga, our financial results could be harmed.
In the first nine months of 2012 and the full 2011 year, Zynga directly accounted for approximately 9% and 12%, respectively, of our revenue, which was comprised of revenue derived from Payments processing fees related to Zynga’s sales of virtual goods and from direct advertising purchased by Zynga. Additionally, Zynga’s apps generate pages on which we display ads from other advertisers; for the first nine months of 2012 and the full 2011 year, we estimate that an additional approximately 4% and 7%, respectively, of our revenue was generated from the display of these ads. The percentage of our total revenue generated from Zynga in the third quarter of 2012 continued to decline compared to prior periods in 2012, and this trend of Zynga's revenue contribution declining as a percentage of our total revenue may continue. In addition, while we began displaying ads and Sponsored Stories on Zynga.com in the second quarter of 2012, we do not currently generate meaningful revenue from these ads. We may also fail to maintain good relations with Zynga or Zynga may decide to reduce or cease its investments in games on the Facebook Platform. In addition, if we are no longer able to display ads and Sponsored Stories on Zynga.com or if the use of Zynga games on our Platform continues to decline for other reasons, our financial results may be adversely affected.

We expect our rates of growth will decline in the future.
We believe that our rates of user and revenue growth will decline over time. For example, our revenue grew 36% from the first nine months of 2011 to the same period in 2012, 88% from full 2010 year to full 2011 year and 154% from full 2009 year to full 2010 year. Historically, our user growth has been a primary driver of growth in our revenue. We expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve higher market penetration rates. As our growth rates decline, investors’ perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. For example, depending on how our new Gifts product evolves, we may be subject to laws and regulations governing returns, taxability of purchases, purchase of restricted products such as alcohol, product liability, and international import and export restrictions. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
We have been subject to regulatory investigations and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive inquiries from regulators regarding our compliance with laws and other matters. For example, in 2011, we reached agreement with the Federal Trade Commission (FTC) to resolve an investigation into various practices by entering into a 20-year settlement agreement that, among other things, requires us to establish and refine certain practices with respect to treatment of user data and privacy settings and also requires that we complete bi-annual independent privacy audits. The FTC formally approved the settlement agreement in August 2012. As another example, in 2011 the Irish Data Protection Commissioner (DPC) conducted an audit of the data, security, and privacy practices and policies of Facebook Ireland, which is the data controller for Facebook users outside the United States and Canada, and released a report of its conclusions in December 2011. The DPC conducted a second audit in July 2012 and released a report of its conclusions in September 2012. The FTC and DPC have investigated and audited aspects of our products and practices, and we expect to continue to be the subject of regulatory investigations and audits in the future by these and other regulators throughout the world.
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
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits brought by users and advertisers, many of which claim statutory damages, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because we have over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any negative outcome from such lawsuits could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, following our initial public offering (IPO), we became the subject of stockholder class action suits. We believe these lawsuits are without merit and are vigorously defending these lawsuits.

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
As a result of voting agreements with certain stockholders, together with the shares he holds, Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock as of September 30, 2012. Mr. Zuckerberg therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
We will expend substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs and the manner in which we fund that expenditure may have an adverse effect on our financial condition.
We previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on September 4, 2012 that we will vest and settle outstanding RSUs granted prior to January 1, 2011 (Pre-2011 RSUs) for which the service condition has been satisfied, and that are held by employees who were employed by us through October 15, 2012, on October 25, 2012. Other Pre-2011 RSUs held by our non-employee directors and former employees will vest and settle on November 14, 2012.
On the settlement dates, we plan to withhold and remit income taxes at applicable minimum statutory rates based on the closing price of our common stock on the trading day immediately preceding the applicable settlement date. We currently expect that the average of these withholding tax rates will be approximately 45%. If the price of our common stock on the trading day immediately preceding the applicable settlement date were equal to $21.66, the closing price of our Class A common stock on September 30, 2012, we estimate that this tax obligation would be approximately $2.6 billion in the aggregate. The amount of this obligation could be higher or lower, depending on the closing price of our shares on the trading day immediately preceding the applicable settlement date. To settle these RSUs, assuming an approximate 45% tax withholding rate, we anticipate that we will net settle the awards on October 25, 2012 by delivering an aggregate of approximately 121 million shares of Class B common stock to RSU holders and withholding an aggregate of approximately 99 million shares of Class B common stock, based on RSUs outstanding as of September 30, 2012 for which the service condition will be satisfied as of October 15, 2012. In addition, we will also net settle on November 14, 2012 by delivering an aggregate of approximately 31 million shares of Class B common stock not held by then-current employees as of October 15, 2012 and withholding an aggregate of approximately 20 million shares of Class B common stock. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders in cash to the applicable tax authorities.
To fund the withholding and remittance obligations, we will borrow funds from term loan facility and use a portion of our existing cash. By drawing on our term loan facility, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
We cannot be certain that additional financing will be available on reasonable terms when required, or at all.
From time to time, we may need additional financing to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. Our ability to obtain additional financing, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution.

Our costs are continuing to grow, which could harm our business and profitability.
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
The numbers of our MAUs and DAUs and average revenue per user (ARPU) are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service, despite our efforts to detect and suppress such behavior. We estimate, for example, that “duplicate” accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 4.8% of our worldwide MAUs as of June 30, 2012. We also seek to identify “false” accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-

human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of June 30, 2012, for example, we estimate user-misclassified accounts may have represented approximately 2.4% of our worldwide MAUs and undesirable accounts may have represented approximately 1.5% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may be affected by improvements or changes in our methodology.
Our metrics are also affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address and self-disclosed location. These factors may not always accurately reflect the user’s actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user’s actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we use to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide MAU and DAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States and Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. In addition, our estimates for revenue by user location are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our MAU and DAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses. If advertisers, developers, or investors do not perceive our user metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and developers may be less willing to allocate their budgets or resources to Facebook, which could negatively affect our business and financial results.
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of full-time employees increasing to 4,331 as of September 30, 2012 from 2,958 as of September 30, 2011, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, advertisers, Platform developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering and sales personnel in the remainder of 2012 and the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have a number of current employees whose equity awards are fully vested and are entitled to receive substantial amounts of our capital stock. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. For example, in May 2012, we acquired Karma Science, Inc., whose technology powers our new Gifts product that enables users to send real gifts to their friends, and in August 2012, we closed our acquisition of Instagram. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, developers, advertisers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.
We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. In particular, we have used these types of arrangements to finance some of our equipment and data centers. In addition, we have a revolving credit facility that we may draw upon to finance our operations or other corporate purposes and have a term loan facility, which we plan to draw to pay approximately half of our tax withholding and remittance obligations in connection with the settlement of RSUs. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $45.00, through September 30, 2012. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Following our IPO, the events surrounding the offering became the subject of securities litigation. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of September 30, 2012, there were 948,988,558 shares of our Class A common stock and 1,216,644,203 shares of our Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer.

As of September 30, 2012, we had 692,357,430 shares of common stock eligible for sale in the public market, which consisted of 421,233,615 shares of our Class A common stock sold in our IPO and 271,123,815 shares held by selling stockholders other than Mr. Zuckerberg that were released from lock-up restrictions on August 16, 2012. The remaining shares of our Class A common stock and Class B common stock, as well as the shares underlying outstanding RSUs and shares subject to employee stock options, will be eligible for sale in the public market in the near future as set forth below:

Date Available for Sale into Public Market	Number of Shares of Common Stock

October 29, 2012
approximately 121 million shares underlying net- settled Pre-2011 RSUs held by then-current employees as of October 15, 2012 and approximately 53 million outstanding shares and approximately 55 million shares subject to stock options held by then-current employees as of October 15, 2012 other than Mr. Zuckerberg

November 14, 2012	approximately 773 million outstanding shares and approximately 31 million net-settled Pre-2011 RSUs not held by then-current employees as of October 15, 2012

December 14, 2012	155,953,746 shares held by the selling stockholders in our IPO other than Mr. Zuckerberg

May 18, 2013	47,315,862 shares held by Mail.ru Group Limited and DST Global Limited and their respective affiliates

The table above excludes 444 million outstanding shares and 60 million shares issuable upon the exercise of an option that are held by Mr. Zuckerberg because he has informed us that he has no intention to conduct any sale transactions in our securities until at least September 2013.
In addition, as of September 30, 2012, options to purchase 48,323,335 shares of Class B common stock held by former employees were outstanding and fully vested and the Class B common stock underlying such options will be eligible for sale on November 14, 2012. We expect an additional approximately 3 million shares of Class B common stock to be delivered upon the net settlement of RSUs between the date of the initial settlement of RSUs described above and December 31, 2012 will be eligible for sale in the public market immediately following settlement.

Certain holders of our Class A common stock and Class B common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Some of these shares are subject to market standoff or lock-up agreements restricting their sale for specified periods of time after our IPO and some of these shares have already been released from market stand-off restrictions. We also registered 1,182,700,275 additional shares of common stock that we have issued and may issue under our employee equity incentive plans on Form S-8, all of which will be freely tradeable in the public market upon issuance, subject to existing market standoff or lock-up agreements.
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
We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our 2013 Annual Report on Form 10-K to be filed in 2014, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
On July 5, 2012, we issued 809,923 shares of our Class A common stock as consideration to 13 individuals and 11 entities in connection with our acquisition of all the outstanding shares of a company.
On July 24, 2012, we issued 342 shares of our Class A common stock as consideration to 8 individuals in connection with our acquisition of all the outstanding shares of a company.
On September 14, 2012, we issued 423,284 shares of our Class A common stock as consideration to 9 individuals and 5 entities in connection with our acquisition of all the outstanding shares of a company
The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
On August 31, 2012, we issued 22,999,395 shares of our Class B common stock as consideration to 6 individuals and 13 entities in connection with our acquisition of all the outstanding shares of a company. The sales of these securities were exempt from registration under the Securities Act, in reliance upon Section 3(a)(10) of the Securities Act.

b)	Use of Proceeds
Not applicable.

c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	—	—	—	—
August 1 – August 31, 2012	43,932	$0.000006	—	—
September 1 – September 30, 2012	—	—	—	—
(1) Under certain acquisition agreements, acquisition shares are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

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

# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

* Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of October 2012.

FACEBOOK, INC.

Date: October 24, 2012	/s/ DAVID A. EBERSMAN
David A. Ebersman Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2012	/s/ DAVID M. SPILLANE
David M. Spillane Chief Accounting Officer (Principal Accounting Officer)