Form 10-K
period 2012-12-31
Facebook Inc
filed 2013-02-01
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35551
__________________________
FACEBOOK, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	20-1665019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1601 Willow Road, Menlo Park, California 94025
(Address of principal executive offices and Zip Code)
(650) 308-7300
(Registrant's telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.000006 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $47,206,114,899 based upon the closing price reported for such date on the NASDAQ Global Select Market.

On January 29, 2013 the registrant had 1,684,185,170 shares of Class A common stock and 697,948,924 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

FACEBOOK, INC.
FORM 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms "Facebook," "company," "we," "us," and "our" in this document refer to Facebook, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term "Facebook" may also refer to our products, regardless of the manner in which they are accessed.

LIMITATIONS OF KEY METRICS
The numbers of our monthly active users (MAUs), daily active users (DAUs), mobile MAUs, and average revenue per user (ARPU) are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
Some of our historical metrics through the second quarter of 2012 have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide MAU number, it did affect our attribution of users to different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and these overstatements were offset by understatements in other regions. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our MAU and DAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
The numbers of MAUs, DAUs, and mobile MAUs discussed in this Annual Report on Form 10-K, as well as ARPU, do not include users of Instagram unless such users would otherwise qualify as MAUs, DAUs, and mobile MAUs, respectively, based on activity that is shared back to Facebook. In addition, our other user engagement metrics, such as friend connections, do not include Instagram unless otherwise specifically stated.

PART I

Item 1.	Business
Overview
Our mission is to make the world more open and connected.
Millions of people come to Facebook every day to stay connected with their friends and family, to discover what is going on in the world around them, and to share and express what matters to them to the people they care about.
Developers can use the Facebook Platform to build applications (apps) and websites that integrate with Facebook to reach our global network of users and to build products that are more personalized and social.
Marketers can engage with more than one billion monthly active users on Facebook or subsets of our users based on information people have chosen to share with us such as their age, location, gender, or interests. We offer marketers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.
We believe that we are at the forefront of enabling faster, easier, and richer communication between people and that Facebook has become an integral part of many of our users' daily lives.
2012 Highlights

•	We had 1.06 billion monthly active users (MAUs) as of December 31, 2012, an increase of 25% as compared to 845 million MAUs as of December 31, 2011.

•	We had 618 million daily active users (DAUs) on average in December 2012, an increase of 28% as compared to 483 million DAUs in December 2011.

•	We had 680 million MAUs who used Facebook mobile products in December 2012, an increase of 57% as compared to 432 million MAUs who used Facebook mobile products in December 2011.

•	There were more than 150 billion friend connections on Facebook as of December 31, 2012.

•	On average more than 350 million photos per day were uploaded to Facebook in the fourth quarter of 2012. Over 240 billion photos have been shared on Facebook.

•	As of December 31, 2012, there were more than 50 million Pages with ten or more Likes.

•	In August 2012, we acquired Instagram, a photo-sharing service with over 100 million registered users.

•	In 2012, we released a number of new Facebook apps for iPhone, iPad, and Android devices. These releases were built to improve the speed and quality of our mobile product offerings.

•
In 2012, we introduced features that give marketers new ways to reach people who use Facebook. These include ads in News Feed on both desktop and mobile devices and Custom Audiences, a feature that allows marketers to find their offline customers among Facebook users, and Facebook Exchange (FBX), a real-time bidded ad exchange.

How We Create Value for Users
Our top priority is to build useful and engaging products that enable you to:

•	Connect and Share with Your Friends. With more than one billion MAUs worldwide, Facebook users are increasingly able to find and stay connected with their friends, family, and colleagues on Facebook.

•
Discover and Learn. We believe that people come to Facebook to discover and learn more about what is going on in the world around them, particularly in the lives of their friends and family and with public figures and organizations that interest them. Each person's experience on Facebook is unique based on the content shared by his or her friends and connections. This content is personalized for each user in our products such as News Feed and Timeline.

•
Express Yourself. We enable people to share and publish their opinions, ideas, photos, and activities to audiences ranging from their closest friends to our one billion users, giving everyone a voice within the Facebook community. Through Facebook's privacy and sharing settings, people can control what they share and with whom they share it.

•
Stay Connected Everywhere. People can access Facebook through our website, mobile sites, smartphone apps, and feature phone products. Through apps and websites built by developers using the Facebook Platform, people can interact with their Facebook friends while playing games, listening to music, watching movies, reading news, and engaging in other activities across the web and on mobile devices.
Our product development approach is centered on building the most useful tools that enable people to connect, share, discover, and communicate with each other on mobile devices and computers.

•
Timeline. Timeline allows people to organize and display the events and activities that matter most to them, enabling them to curate their memories in a searchable personal narrative that is organized chronologically. People choose what information to share on their Timeline, such as their interests, photos, education, work history, relationship status, and contact information, and people can control with whom each piece of content is shared on their Timeline.

•
News Feed. The Facebook News Feed is the core feature of a person's homepage and is a regularly updating list of stories from friends, Pages, and other entities to which the person is connected on Facebook. It includes posts, photos, event updates, group memberships, app updates, and other activities. Each person's News Feed is personalized based on his or her interests and the sharing activity of his or her friends. Stories in a user's News Feed are prioritized based on several factors, including how many friends have Liked or Commented on a certain piece of content, who posted the content, and what type of content it is.

•
Photos and Videos. Facebook is the most popular photo uploading service on the web. People can upload an unlimited number of high resolution photos, create photo albums, and share them with their friends or any audience they choose. Users can also upload and share videos. People can set specific privacy settings for each of their photo albums and videos, making them visible to everyone, or only to certain friends. In addition, in 2012, we acquired Instagram, a mobile phone-based photo-sharing service, to enhance our photos product offerings and to enable users to increase their levels of mobile engagement and photo sharing.

•
Messages. Our messaging products include email, chat, and text messaging. The delivery of messages is optimized for the device through which the person is accessing Facebook. We aim to be the fastest and most reliable way for users to communicate through:

-	Email. Users can set up a free @facebook.com address.

-	Chat. Users can send messages to their friends in an instant message format.

-
Text Messaging. Users can activate text messaging on Facebook, allowing the texts they exchange with friends to be incorporated into their respective conversations along with their message and chat history.

How We Create Value for Developers Through the Facebook Platform
The Facebook Platform is a set of development tools and application programming interfaces (APIs) that enables developers to easily integrate with Facebook to create social apps and websites and to reach our more than one billion users. More than 10 million apps and websites were integrated with Facebook as of December 31, 2012. We are focused on providing Platform developers with unique opportunities to increase their growth, engagement, and monetization, while offering users new ways to connect with their friends through things like games, music, fitness and video apps.
Facebook offers tools and APIs that enable developers to increase growth, engagement and monetization.

•	Growth. We enable Platform developers to reach our global user base and use our distribution channels like News Feed and App Center to increase traffic to their apps and websites.

•
Engagement. We enable Platform developers to create better products that are personalized and social and that offer new ways for our users to engage with friends and share experiences across mobile devices and on the web.

•
Monetization. We provide an online payments infrastructure that enables Platform developers to receive payments from our users in an easy-to-use, secure, and trusted environment. In 2012, our Platform developers received more than $1.96 billion from transactions enabled by our Payments infrastructure.

Key elements of the Facebook Platform include:

•
Open Graph. Our underlying Platform is a set of APIs that developers can use to build apps and websites that enable users to share their activities with friends on Facebook. As Open Graph connected apps and websites become an important part of how users express themselves, activities such as the books people are reading, the movies people want to watch and the songs they are listening to are more prominently displayed throughout Facebook's Timeline and News Feed. This enables developer apps and websites to become a key part of the Facebook experience for users and can increase growth and engagement for developers.

•
Social Plugins. Social plugins, such as the Like button, are social features that developers can easily integrate with their websites by incorporating a few lines of HTML code. Social Plugins enable developers to provide engaging and personalized social experiences to their users.

•
Payments. Facebook provides an online payments infrastructure that enables developers to receive payments from users through an efficient and secure system. Our Payments infrastructure enables users on personal computers to purchase virtual or digital goods from developers and third-party websites by using debit and credit cards, PayPal, mobile phone payments, gift cards or other methods. Currently, substantially all of our Payments revenue is from users' purchases of virtual goods used in social games. We receive a fee of up to 30% when users make such purchases from our Platform developers using our Payments infrastructure. Mobile applications integrated with our Platform do not utilize our Payments infrastructure.

 How We Create Value for Marketers
We focus on providing value for all kinds of marketers, including brand marketers, direct marketers, small and medium-sized businesses, and developers by offering a unique combination of reach, relevance, social context, and engagement:

•	Reach. With over one billion MAUs, Facebook offers marketers the ability to reach a vast consumer audience.

•
Relevance. Marketers can target users on Facebook based on demographic factors such as age, location, gender, education, work history, and specific interests that users have chosen to share with us on Facebook. In addition, marketers may choose to match their own data or third-party data with ours, so they can find their customers - or those who look like them - directly on Facebook. We believe that users have a better experience when ads are effectively tailored and, therefore, more relevant to them.

•
Social Context. We believe that the recommendations of friends have a powerful influence on consumer interest and purchase decisions. We offer marketers the ability to include "social context" with their marketing messages. Social context is information that highlights a friend's connections with a particular brand or business.

•
Engagement. We believe that the shift to a more social web creates new opportunities for businesses to engage with interested customers. Many of our ad products offer new and innovative ways for our marketers to interact with our users, such as ads that encourage comments, include polls, invite people to an event or help users discover and install mobile applications.

Any brand or business can have a presence on Facebook by creating a Facebook Page. Through Pages, we give brands the opportunity to form direct and ongoing relationships with their existing and prospective customers, with the potential to turn them into valuable advocates. When a Facebook user "Likes" a Page, the Page owner has the opportunity to publish stories to the person's News Feed on an ongoing basis. We believe that this ongoing connection provides businesses with a significant advantage as compared to advertising on traditional websites. In addition, businesses can use Pages to drive awareness, traffic to their e-commerce websites or physical stores, sales, and ultimately customer loyalty. We do not charge businesses for their Pages, nor do we charge for the resulting organic distribution of their content. However, Page owners can use Facebook ads to reach a larger audience or utilize our Promoted Posts feature, which enables businesses to pay a fixed fee to boost the distribution of posts that they care about to people who have "Liked" the Page, to gain more prominent distribution.
Facebook offers products and tools that enable marketers to leverage our unique combination of reach, relevance, social context, and engagement.

•
Facebook Ads. Our ads, including sponsored stories, offer businesses the opportunity to direct a user to specific content, a destination web page or a Facebook Page if the user clicks on the ad. Our ads provide our users with a consistent ad experience and enable marketers to deploy and adjust campaigns rapidly.

Currently, ads can appear in multiple locations including in the right-hand side of most page types on personal computers, and in the News Feed on personal computers and mobile devices. Ads with social context allow marketers to highlight the interactions of a user's friends with a brand or product, such as Liking or Commenting on the marketer's Facebook Page. Ads with social context respect users' privacy settings and may be shown only to the people users have already shared their activity with on Facebook.

•
Facebook Ad System. When marketers create an ad campaign on Facebook, they specify the types of users they want to reach based on information that users chose to share. In addition, marketers can use other products such as FBX and

Custom Audiences to more precisely target their desired audience. Marketers indicate the maximum price they are willing to pay for their ad, per click (CPC) or per thousand impressions (CPM), and their maximum budget. Our system also supports guaranteed delivery of a fixed number of ad impressions for a fixed price. Facebook's ad serving technology dynamically determines the best available ad to show each person based on the combination of the person's unique attributes and the real-time comparison of bids from eligible ads.

•
Ad Analytics and Facebook Insights. Marketers can use our analytics platform to track and optimize the performance of their campaigns. Facebook Ad Analytics enable marketers to gain insights into which ads were displayed and clicked on. These analytics help marketers make modifications to their ad campaigns to maximize results.

For marketers with Facebook Pages, Facebook Insights provides timely information about the performance of their Page and related posts. The data include the number of users who Liked and Commented on the Page and a metric, "People Talking About This," which shows how many stories about the marketer's brand are being created and shared, among other aggregated and anonymized engagement data.
Our Strategy
We are in the early stages of pursuing our mission to make the world more open and connected. We believe we have a significant opportunity to further enhance the value we deliver to users, developers, and marketers. Key elements of our strategy are:

•
Expand Our Global User Community. There are more than 1.5 billion internet users on personal computers, and more than three billion mobile users worldwide according to GSMA Wireless Intelligence, and we aspire to someday connect all of these people. As of December 31, 2012, we had 1.06 billion MAUs globally with approximately 84% accessing Facebook from outside the United States. We continue to focus on increasing the number of people using Facebook across all geographies, including relatively less-penetrated, large markets such as Brazil, India, Mexico and Japan. We intend to increase the size of our network by continuing our marketing and user acquisition efforts and enhancing our products, including mobile apps, in order to make Facebook more accessible, useful and engaging.

•
Build Great Social Products to Increase Engagement and Provide the Most Compelling User Experience. We prioritize product development investments that we believe will create engaging interactions between our users, developers, and marketers. We continue to invest significantly in improving our core products such as News Feed, Timeline, and Photos, developing new products, and enabling new Platform apps and website integrations. To provide the most compelling user experience, we continue to develop products and technologies focused on optimizing our social distribution channels to deliver the most useful content to each user by analyzing and organizing vast amounts of information in real time.

•
Make our Mobile Products Engaging and Easily Available. We are devoting substantial resources to developing mobile products and experiences for a wide range of platforms, including smartphones and feature phones. In addition, we are working across the mobile industry with operators, hardware manufacturers, operating system providers, and developers to improve the Facebook experience on mobile devices and make Facebook available to more people around the world. We had 680 million MAUs who used Facebook mobile products in December 2012. In August 2012, we acquired Instagram, Inc., which has built a mobile phone-based photo-sharing service that enables people to increase their levels of mobile engagement and sharing. We believe that mobile usage of Facebook is critical to user growth and engagement over the long term, and accordingly are prioritizing mobile product development.

•
Enable Developers to Build Great Social Products Using the Facebook Platform. The success of Platform developers and the vibrancy of our Platform ecosystem are part of our strategy to increase user engagement. Social games have achieved significant levels of adoption by people using Facebook, and we are also focused on working with leading app developers in categories such as news, movies, books, fitness and music. Engagement with our Platform developers' apps and websites can create value for Facebook in multiple ways: our Platform supports our advertising business because apps on Facebook create engagement that enables us to show ads; our Platform developers may purchase advertising on Facebook to drive traffic to their apps and websites; Platform developers use our Payment infrastructure to facilitate transactions with users on personal computers; Platform apps share content with Facebook that makes our products more engaging; and engagement with Platform apps and websites contributes to our understanding of people's interests and preferences, improving our ability to personalize content. We continue to invest in tools and APIs that enhance the ability of Platform developers to deliver products that are more social and personalized and better engage people on Facebook, on mobile devices and across the web.

•
Improve Ad Products for Marketers and Users. We are investing to improve our ad products in order to attract more marketers to work with Facebook, to create more value for our marketers, and to enhance their ability to make their advertising more relevant for users. Our advertising strategy centers on the belief that ad products that are social, relevant, and well-integrated with other content on Facebook can enhance the user experience while providing an attractive return for marketers. We intend to invest in additional products for our marketers, such as ads in News Feeds on personal computers and mobile devices, while continuing to balance our monetization objectives with our commitment to optimizing the user experience. We will continue to work to develop new tools such as Custom Audiences that help marketers to target their ads most effectively and thereby increases their return on ad spend. We also continue to focus on analytics and measurement tools to evaluate, demonstrate, and improve the effectiveness of ad campaigns on Facebook.

•
Build a Scalable Infrastructure to Provide the Most Compelling, Robust, and Reliable Product Experience. We are investing in software and hardware infrastructure that enables us to provide a unique, personalized experience to each of our users around the world. We believe the speed and reliability of our products are important competitive advantages.

 Building and Maintaining User Trust
Trust is a cornerstone of our business. We dedicate significant resources to the goal of building user trust through developing and implementing programs designed to protect user privacy, promote a safe environment, and assure the security of user data. The resources we dedicate to this goal include engineers, analysts, lawyers, policy experts, and operations specialists, as well as hardware and software from leading vendors and solutions we have designed and built.

•
Privacy and Sharing. People come to Facebook to connect and share. Protecting user privacy is an important part of our product development process. Our objective is to give users choice over what they share and with whom they share it. This effort is fundamental to our business and focuses on control, transparency, and accountability.

-
Control. We believe that by providing our users with clear and easy-to-use controls, we will continue to promote trust in our products. For example, when a user posts a status update or uploads a photo to Facebook, our in-line controls allow the user to select his or her audience at the same time that he or she is publishing the post. In addition, we provide other data management tools. "Activity Log" is a unified tool that people can use to review and manage the content they have posted and the actions they have taken on Facebook. When using the Activity Log, a user can view his or her activity with a particular app, delete a specific post, change who can see a photo, or remove an app completely. Additionally, our "Download Your Information" tool enables users to remove or store their personal information off of Facebook.

-
Transparency. Our Data Use Policy describes in plain language our data use practices and how privacy works on Facebook. We also offer a number of tools and features that provide users with transparency about their information on Facebook. Our application settings feature enables users to view each of the apps they have chosen to use, the information needed by each app, and the audience with whom the user has chosen to share his or her interactions with each app. We believe that this transparency enables people to make more informed decisions about their activities on Facebook.

-
Accountability. We continue to build new procedural safeguards as part of our comprehensive privacy program. These include a dedicated team of privacy professionals who are involved in new product and feature development from design through launch; ongoing review and monitoring of the way data is handled by existing features and apps; and rigorous data security practices. We regularly work with online privacy and safety experts and regulators around the world. In August 2012, the Federal Trade Commission formally approved a 20-year agreement to enhance our privacy program. We made a clear and formal long-term commitment to giving users tools to control how they share on Facebook. We also have undergone two audits by the Office of the Irish Data Protection Commissioner. The audits comprehensively reviewed our compliance with Irish data protection law, which is grounded in European data protection principles. As part of the audit process, we agreed to enhance various data protection and privacy practices to ensure compliance with the law and adherence to industry best practices.

•
 Safety. We design our products to include safety tools. These tools are coupled with educational resources and partnerships with online safety experts to offer protections for all users, particularly teenagers. We take into account the unique needs of teenagers who use our service and employ age-appropriate settings that restrict their visibility, limit the audience with whom they can share, and help prevent unwanted contact from strangers.

Our abuse reporting infrastructure allows anyone on Facebook to report inappropriate, offensive, or dangerous content through "report" links found throughout our site. We have enhanced this reporting system to include "Social Reporting," which gives users the option to report content to us, to report content to a trusted friend, or to block the person who posted the content with one easy-to-use tool. Our Safety Advisory Board, comprised of five leading online safety organizations from around the world, advises us on product design and helps us to create comprehensive safety resources for everyone who uses our service. These resources are located in our multimedia Family Safety Center on our website, which also offers special information for parents, educators, teenagers, and members of the law enforcement community. Additionally, we work with law enforcement to help promote the safety of our users as required by law.

•
Security. We invest in technology, processes, and people as part of our commitment to safeguarding our users' information. We use a variety of techniques to protect the data that we are entrusted with, and we rely on multiple layers of network segregation using firewalls to protect against attacks or unauthorized access. We also employ proprietary technologies to protect our users. For example, if we suspect that a user's account may have been compromised, we may use a process that we refer to as "social authentication" to validate that the person accessing the account is the actual account holder. The process of social authentication may include asking the person accessing the account to identify photos of the account holder's friends. Our security team actively scans for security vulnerabilities using commercial tools, penetration tests, code security reviews, and internal and external audits. We also have a network of geographically distributed single-tenant data centers, and we take measures to protect the information stored in these data centers.

 Competition
Our business is characterized by innovation, rapid change, and disruptive technologies.  We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, that enable marketers to display personalized advertising and that provide development platforms for application- developers.  We compete with the following:

•
Companies that offer full-featured products that replicate the range of communications and related capabilities we provide.  These offerings include, for example, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries, such as Mixi in Japan and vKontakte and Odnoklassniki in Russia.

•	Companies that develop applications, particularly mobile applications, that replicate discrete capabilities we provide, such as photo-sharing, messaging, and micro-blogging.

•	Companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users.

•	Companies that offer platforms for game developers to reach broad audiences with free-to-play games including Apple's iOS and Google's Android mobile platforms.

•	Traditional and online businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
We compete to attract, engage, and retain users, to attract and retain marketers, to attract and retain developers to build compelling apps and websites that integrate with Facebook, and to attract and retain highly talented individuals, especially software engineers, designers, and product managers.
As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
Technology
We have assembled a team of highly skilled engineers and computer scientists whose expertise spans a broad range of technical areas. We make significant investments in product and feature development, data management and personalization technologies, large-scale systems and scalable infrastructure, mobile technologies, and advertising technologies, including:

•
Product and Feature Development. We aim to improve our existing products continuously and to develop new products for our users, developers, and marketers. Our product development philosophy is centered on continuous innovation in creating products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience.

•
Data Management and Personalization Technologies. To provide each user with a personalized Facebook experience, we must process and analyze a vast and growing amount of content shared by our users, developers, and marketers and surface the most relevant content in real time. As such, we invest extensively in developing technologies and analytics in areas including content optimization and delivery, graph query, media storage and serving, large-scale data management, and software performance.

•
Large-Scale Systems and Scalable Infrastructure. Our products are built on a shared computing infrastructure. We use a combination of off-the-shelf and custom software running on clusters of commodity computers to amass substantial computing capability. Our infrastructure has enabled the storage and processing of large datasets and facilitated the deployment of our products on a global scale. As our user base grows, and the level of engagement and sharing from our users continues to increase, our computing needs continue to expand. We aim to provide our products rapidly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization. As the number of international users increases we are investing in extending our infrastructure to be closer to our users wherever they are in the world. We are currently building our first major custom international datacenter presence in Lulea, Sweden, which is expected to be operational in the first half of 2013.

•
Mobile Technologies. In order to providing a high-quality experience on a wide variety of mobile devices and operating systems, we invest in developing novel techniques and technologies including: custom graphics rendering, operating system customizations, development tools, systems for customizing the user experience based on a variety of factors, and systems for monitoring the behavior of the applications in the field.

•
Advertising Technologies. We invest extensively in advertising technology capable of serving billions of ad impressions every day while maximizing the relevance of each impression to selected users based upon the information that users have chosen to share. Our system manages our entire set of ads, the selected audiences, and the marketers' bids to determine which ads to show each person and how to display them for every page on Facebook. We use an advanced click prediction system that weighs many real-time updated features using automated learning techniques. Our technology incorporates the estimated click-through rate with both the marketer's bid and a user relevancy signal to select the optimal ads to show.

Our research and development expenses were $1.4 billion, $388 million and $144 million in 2012, 2011, and 2010, respectively. For information about our research and development expenses, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Research and development" of this Annual Report on Form 10-K.
Sales and Operations
The majority of our marketers use our self-service ad platform to establish accounts and to launch and manage their advertising campaigns. We work directly with advertisers, through traditional advertising agencies and with an ecosystem of agencies that have a specialized focus on Facebook advertising. We also have a global sales force that is focused on attracting and retaining marketers and providing support to them throughout the stages of the advertising campaign cycle from pre-purchase decision making to real-time optimizations to post-campaign analytics. We currently operate more than 30 sales offices around the globe.
We have operations teams to provide support for our users, developers, and marketers in five regional centers located in Menlo Park, California; Austin, Texas; Dublin, Ireland; Hyderabad, India; and Singapore. We also invest in and rely on self-service tools to provide direct customer support to our users, developers, and marketers.
Marketing
To date, the Facebook user community has grown virally with users inviting their friends to connect with them, supported by internal efforts to stimulate user awareness and interest. In addition we have invested and will continue to invest in marketing our services to build our brand and user base around the world. We leverage the utility of our products and our social distribution channels as our most effective marketing tools. In addition, we undertake various user acquisition efforts and regularly host events and conferences to engage with developers and marketers.
Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. In addition, to further protect our proprietary rights, from time to time we have purchased patents and patent applications from third parties. We do not believe that our proprietary technology is dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products.
Government Regulation
We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance.
In August 2012, the FTC approved a settlement agreement with us to resolve an investigation into various practices, that, among other things, requires us to establish and refine certain practices with respect to treatment of user data and privacy settings and also requires we complete bi-annual independent privacy assessments. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
Various laws and regulations in the United States and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit CARD Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies and procedures, and transaction reporting. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have applied through subsidiaries for certain money transmitter licenses in the United States and similar licenses in certain foreign countries, which will generally require us to show compliance with many domestic and foreign laws relating to money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, gambling, banking and lending, and import and export restrictions.
Employees
As of December 31, 2012, we had 4,619 employees.
 Corporate Information
We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol "FB." Our principal executive offices are located at 1601 Willow Road, Menlo Park, California 94025, and our telephone number is (650) 308-7300.
Facebook, the Facebook logo, FB, the Like Button, Instagram and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Facebook, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Notes 1 and 14 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Available Information
Our website address is www.facebook.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of investor.fb.com, in addition to following press releases, SEC filings and public conference calls and webcasts.
The public may read and copy any materials filed by Facebook with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with Facebook, our revenue, financial results, and business may be significantly harmed.
The size of our user base and our users' level of engagement are critical to our success. We had 1.06 billion monthly active users (MAUs) as of December 31, 2012. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. To the extent our active user growth rate slows, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time and can be difficult to measure, particularly as users engage increasingly via mobile devices and as we introduce new and different services. Any decrease in user retention, growth, or engagement could render Facebook less attractive to developers and marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other products or activities;

•	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;

•	users feel that their Facebook experience is diminished as a result of the decisions we make with respect to the frequency, prominence, and size of ads that we display;

•
we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	users adopt new technologies where Facebook may not be featured or otherwise available;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as any failure to prevent spam or similar content;

•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

•	we fail to provide adequate customer service to users, developers, or marketers;

•	we, our Platform developers, or other companies in our industry are the subject of adverse media reports or other negative publicity; or

•	our current or future products, such as the Facebook Platform, reduce user activity on Facebook by making it easier for our users to interact and share on third-party websites.
If we are unable to maintain and increase our user base and user engagement, our revenue and financial results may be adversely affected.
We generate a substantial majority of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Facebook, could seriously harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For 2012, 2011, and 2010, advertising accounted for 84%, 85% and 95%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•
increased user access to and engagement with Facebook through our mobile products or other new devices in the future, where our ability to monetize is less proven than it is from use on personal computers;

•	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of ads displayed on Facebook;

•	our inability to increase advertiser demand, which affects pricing;

•	our inability to increase the quality of ads shown to users, particularly on mobile devices;

•	the accuracy of our analytics and measurement solutions that demonstrate the value of our ads, or our ability to further improve such tools;

•	decisions by marketers to use our free products, such as Facebook Pages, instead of advertising on Facebook;

•	loss of advertising market share to our competitors, including if such competitors offer more integrated products;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•	adverse media reports or other negative publicity involving us, our Platform developers, or other companies in our industry;

•	our inability to create new products that sustain or increase the value of our ads;

•	the degree to which users opt out of social ads;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way online advertising is priced;

•	the impact of new technologies that could block or obscure the display of our ads; and

•	the impact of macroeconomic conditions and conditions in the advertising industry in general.
The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

Growth in the use of Facebook through our mobile products as a substitute for use on personal computers may negatively affect our revenue and financial results.
We had 680 million mobile MAUs in December 2012. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may decline or continue to decline in certain markets, in part due to our focus on developing mobile products to encourage mobile usage of Facebook. For example, during the fourth quarter of 2012, the number of daily active users (DAUs) using personal computers declined modestly compared to the third quarter of 2012, including declines in key markets such as the United States, while mobile DAUs continued to increase. While we began showing ads in users' mobile News Feeds in early 2012, we have generated only a small portion of our revenue from the use of Facebook mobile products to date. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
Facebook user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
There is no guarantee that popular mobile devices will continue to feature Facebook, or that mobile device users will continue to use Facebook rather than competing products. We are dependent on the interoperability of Facebook with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products' functionality or give preferential treatment to competitive products could adversely affect Facebook usage on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook on their mobile devices, or if our users choose not to access or use Facebook on their mobile devices or use mobile products that do not offer access to Facebook, our user growth and user engagement could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display personalized advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. These offerings include, for example, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries, such as Mixi in Japan and vKontakte and Odnoklassniki in Russia. We also complete with companies that develop applications, particularly mobile applications, that replicate discrete capabilities we provide, such as photo-sharing, messaging, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional and online businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook. For example, we believe that some of our users have reduced their engagement with Facebook in favor of increased engagement with other products and services such as Instagram. In the event that our users increasingly engage with other products and services, we may experience a decline in user engagement and our business could be harmed.
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, Platform partners may use information shared by our users through the Facebook Platform in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate including: by integrating competing social networking platforms or features into products they control such as search engines, web browsers, or mobile device operating systems; by making acquisitions; or by making access to Facebook more difficult. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to monetize our products, including our ability to successfully monetize mobile usage;

•	the frequency, size, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	our ability to establish and maintain developers' interest in building on the Facebook Platform;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.
If we are not able to compete effectively, our user base and level of user engagement may decrease, which could make us less attractive to developers and marketers and materially and adversely affect our revenue and results of operations.
We may not be successful in our efforts to grow usage of and engagement with the Facebook Platform.
We have made and are continuing to make investments to enable developers to build applications (apps) and websites that integrate with the Facebook Platform. Existing and prospective Platform developers may not be successful in building apps or websites that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building on the Facebook Platform. We are continuously seeking to balance the distribution objectives of our Platform developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain Platform developers. From time to time, we have taken actions to reduce the volume of communications from Platform developers to users on Facebook with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, Facebook-integrated apps and websites. In some instances, these actions have adversely affected our relationships with Platform developers. If we are not successful in our efforts to grow our Platform or if we are unable to build and maintain good relations with Platform developers, our user growth and user engagement and our financial results may be adversely affected.
We may not be successful in our efforts to further monetize the Facebook Platform.
We currently monetize the Facebook Platform in several ways, including ads on pages generated by apps on Facebook, direct advertising on Facebook purchased by Platform developers to drive traffic to their apps and websites, and fees from our Platform developers' use of our Payments infrastructure to sell virtual and digital goods to users accessing Facebook via personal computers. Apps built by developers of social games are currently responsible for substantially all of our revenue derived from Payments. While we have expanded the number of developers using our Payments infrastructure, our overall Payments revenue may decrease or stay flat in future periods. In addition, a relatively small percentage of our users have transacted with Facebook Payments. For example, for the fiscal year ended December 31, 2012, approximately 27 million users purchased virtual goods using Facebook Payments. If the Platform apps that currently generate revenue fail to grow or maintain their users and engagement, if Platform developers do not continue to introduce new apps that attract users and create engagement, if Platform developers reduce their advertising on Facebook, if we fail to maintain good relationships with Platform developers or attract new developers, or if Platform apps outside of social games do not gain popularity and generate significant revenue for us, our financial performance and ability to grow revenue could be adversely affected.

Additionally, we are actively supporting Platform developers' efforts to develop their own mobile apps and websites that integrate with Facebook. Unlike apps that run within the Facebook website which enable us to show ads and offer Payments, we generally do not directly monetize from Platform developers' integrating their own mobile apps and websites with Facebook. Therefore, our Platform developers' efforts to prioritize Facebook integrations with their own mobile apps or websites may reduce or slow the growth of our user activity that generates advertising and Payments opportunities, which could negatively affect our revenue. Although we believe that there are significant long-term benefits to Facebook resulting from increased engagement on Facebook-integrated websites and mobile apps, these benefits may not offset the possible loss of revenue, in which case our business could be harmed.
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
Our ability to retain, increase, and engage our user base and to increase our revenue will depend heavily on our ability to create successful new products, both independently and in conjunction with Platform developers or other third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. For example, in 2012, we launched our Gifts product that enables users to send physical or digital gifts to friends. We may not be successful in generating meaningful revenue from this product. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.
Our culture emphasizes rapid innovation and prioritizes user engagement over short-term financial results.
We have a culture that encourages employees to quickly develop and launch new and innovative products. As our business grows and becomes more complex, our cultural emphasis on moving quickly may result in unintended outcomes or decisions that are poorly received by users, developers, or marketers. Our culture also prioritizes user engagement over short-term financial results, and we frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with developers and marketers, and our business and results of operations could be harmed.
If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to expand our base of users, developers, and marketers may be impaired, and our business and financial results may be harmed.
We believe that the Facebook brand has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of users, developers, and marketers. Many of our new users are referred by existing users. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of our Platform developers may affect our brand if users do not have a positive experience using third-party apps and websites integrated with Facebook. We have in the past experienced, and we expect that in the future we will continue to experience, media, legislative, or regulatory scrutiny of our decisions regarding user privacy or other issues, which may adversely affect our reputation and brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain the Facebook brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Improper access to or disclosure of our users' information, or violation of our terms of service or policies, could harm our reputation and adversely affect our business.
Our efforts to protect the information that our users have chosen to share using Facebook may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. If any of these events occur, our users' information could be accessed or disclosed improperly. Our Data Use Policy governs the use of information that users have chosen to share using Facebook and how that information may be used by us and third parties. Some Platform developers may store information provided by our users through apps on the Facebook Platform or websites integrated with Facebook. If these third parties or Platform developers fail to adopt or adhere to adequate data security practices or fail to comply with our terms and policies, or in the event of a breach of their networks, our users' data may be improperly accessed or disclosed.
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
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number of ads shown to users;

•	the pricing of our ads and other products;

•	the rate of growth in mobile usage compared to usage through personal computers, and our ability to monetize through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	the overall tax rate for our business, which may be affected by the financial results of our international subsidiaries;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in global business or macroeconomic conditions.
We expect our rates of growth will decline in the future.
We believe that our rates of user and revenue growth will decline over time. For example, our revenue grew 37% from 2011 to 2012, 88% from 2010 to 2011 and 154% from 2009 year to 2010. Historically, our user growth has been a primary driver of growth in our revenue. While our periodic rates of growth may be flat or increase from time to time, we expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve higher market penetration rates. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, which could harm our business and profitability.
Providing our products to our users is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, as we develop and implement new product features that require more computing infrastructure. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. We expect to continue to invest in our global infrastructure in order to provide our products rapidly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may continue to grow faster than our revenue over time. Our expenses may be greater than we anticipate, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.
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
From time to time, we receive inquiries from regulators regarding our compliance with laws and other matters. For example, in 2012, the Federal Trade Commission approved a settlement agreement with us that, among other things, requires us to establish and refine certain practices with respect to treatment of user data and privacy settings and also requires that we complete bi-annual independent privacy assessments. As another example, in 2011 and 2012, the Irish Data Protection Commissioner audited the data, security, and privacy practices and policies of Facebook Ireland. We expect to continue to be the subject of regulatory investigations and audits in the future by these and other regulators throughout the world.
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
Companies in the Internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not compete, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities.
From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Our business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.
We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, many of which claim statutory damages, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because we have over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any negative outcome from such lawsuits could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, following our initial public offering (IPO), we became the subject of stockholder class action suits. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
As a result of voting agreements with certain stockholders, together with the shares he holds, Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock as of December 31, 2012. Mr. Zuckerberg therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any future acquisitions we complete could be viewed negatively by users, developers, marketers, or investors, and our acquisitions may not achieve our goals. For example, in August 2012, we acquired Instagram, but we are still focused on user growth and the users' experience and do not yet derive any direct revenue from Instagram. In addition, if we fail to successfully close or integrate any acquisitions, integrate the products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue, and operating results could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. In addition, our ability to conduct due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. Despite our efforts, there could be significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices related to the assets or companies we acquire. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for acquisitions, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex, and unanticipated delays in the completion of these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.
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
The numbers of our MAUs, DAUs, and mobile MAUs and average revenue per user (ARPU) are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
Some of our historical metrics through the second quarter of 2012 have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we use to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide MAU and DAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our MAU and DAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses. If marketers, developers, or investors do not perceive our user metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and marketers and developers may be less willing to allocate their budgets or resources to Facebook, which could negatively affect our business and financial results.
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 4,619 as of December 31, 2012 from 3,200 as of December 31, 2011, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, Platform developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of technical personnel in 2013, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure. Any such failure may harm our reputation and our ability to retain existing users and attract new users.
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
We have a substantial amount of indebtedness which could adversely affect our financial condition and our ability to obtain additional capital on reasonable terms when required.
As of December 31, 2012, we had $1.5 billion outstanding under our term loan facility. By drawing on our term loan facility, our interest expense and principal repayment requirements have increased significantly, which could have an adverse effect on our financial results.
In addition, we may require additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. We also expect to expend substantial amounts to fund tax withholding and remittance obligations related to the vesting and settlement of restricted stock units (RSUs) in the future if we continue to net settle such RSUs. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors, and our substantial indebtedness may limit our ability to borrow such additional funds. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution.
If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.
We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. In particular, we have used these types of arrangements to finance some of our equipment and data centers. In addition, we have a revolving credit facility that we may draw upon to finance our operations or other corporate purposes, and have a term loan facility, from which we drew $1.5 billion to fund a portion of our tax withholding and remittance obligations in connection with the settlement of RSUs. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that international tax is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, other countries are considering changes to their tax regimes in an effort to raise additional tax proceeds from companies such as Facebook. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $45.00 through December 31, 2012. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our Platform developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
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
Substantially all of our total outstanding shares are available for sale into the public market and any substantial sales of our stock could cause the price of our Class A common stock to decline.
The price of our Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of December 31, 2012, there were 1,671,277,621 shares of our Class A common stock and 701,427,574 shares of our Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer.
As of December 31, 2012, substantially all of our outstanding shares are available for sale into the market, except for 47,315,862 shares held by Mail.ru Group Limited and DST Global Limited and their respective affiliates, which will be eligible for sale in the public market on May 18, 2013, and 426 million outstanding shares and 60 million shares issuable upon the exercise of an option held by Mark Zuckerberg. Mr. Zuckerberg has informed us that he has no intention to conduct any sale transactions in our securities until at least September 2013.
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade the rating of our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price could decline.
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
The requirements of being a public company may strain our resources and divert management's attention.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended , the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may/will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
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
We have elected to take advantage of the "controlled company" exemption to the corporate governance rules for NASDAQ-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors determined not to have an independent nominating function and chose to have the full board of directors be directly responsible for nominating members of our board, and in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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

•	only our chairman, our chief executive officer, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	certain litigation against us can only be brought in Delaware.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2012, we leased office and data center facilities around the world totaling approximately 2.2 million square feet, including one million square feet for our corporate headquarters in Menlo Park, California. We have data centers in the United States, including data center facilities that we own in North Carolina and Oregon and leased data center facilities in California and Virginia. We believe that our facilities are adequate for our current needs. To support our continuing growth, we are currently constructing a new data center in Luleå, Sweden.
Item 3.Legal Proceedings
Paul D. Ceglia filed suit against us and Mark Zuckerberg on or about June 30, 2010, in the Supreme Court of the State of New York for the County of Allegheny, claiming substantial ownership of our company based on a purported contract between Mr. Ceglia and Mr. Zuckerberg allegedly entered into in April 2003. We removed the case to the U.S. District Court for the Western District of New York, where the case is now pending. In his first amended complaint, filed on April 11, 2011, Mr. Ceglia revised his claims to include an alleged partnership with Mr. Zuckerberg, he revised his claims for relief to seek a substantial share of Mr. Zuckerberg's ownership in us, and he included quotations from supposed emails that he claims to have exchanged with Mr. Zuckerberg in 2003 and 2004. On June 2, 2011, we filed a motion for expedited discovery based on evidence we submitted to the court showing that the alleged contract and emails upon which Mr. Ceglia bases his complaint are fraudulent. On July 1, 2011, the court granted our motion and ordered Mr. Ceglia to produce, among other things, all hard copy and electronic versions of the purported contract and emails. On January 10, 2012, the court granted our request for sanctions against Mr. Ceglia for his delay in compliance with that order. On March 26, 2012, we filed a motion to dismiss Mr. Ceglia's complaint and a motion for judgment on the pleadings. We continue to believe that Mr. Ceglia is attempting to perpetrate a fraud on the court and we intend to continue to defend the case vigorously.
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
We are also party to various legal proceedings and claims which arise in the ordinary course of business. Among these pending legal matters, two cases are currently scheduled for trial in the near future:  Summit 6 LLC v. Research in Motion Corporation et al., Case No. 3:11cv00367, is scheduled to begin trial as early as February 19, 2013, in the U.S. District Court for the Northern District of Texas, and Timelines, Inc. v. Facebook, Inc., Case No. 1:2011cv06867, is scheduled to begin trial on April 22, 2013, in the U.S. District Court for the Northern District of Illinois.  In the Summit 6 case, the plaintiffs allege that Facebook infringes certain patents held by the plaintiffs.  In the Timelines case, the plaintiffs allege that Facebook infringes a trademark held by the plaintiffs. In both cases, the plaintiffs are seeking significant monetary damages and equitable relief.
We believe the claims made by the Summit 6 plaintiffs and the Timelines plaintiffs are without merit, and we intend to continue to defend ourselves vigorously in both cases.  Although the outcome of litigation is inherently uncertain, we do not believe the possibility of loss in either of these cases is probable.  We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision, and we have not accrued a liability for either matter.  If an unfavorable outcome were to occur in the Summit 6 case and/or the Timelines case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
In addition, we are also currently parties to multiple other lawsuits related to our products, including other patent infringement lawsuits as well as class action lawsuits brought by users and marketers, and we may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government investigations, and proceedings arising from the ordinary course of our business. Although the results of these other lawsuits, claims, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these other matters will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol "FB" since May 18, 2012. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our Class A common stock on the NASDAQ Global Select Market.

	High	Low
Second Quarter 2012 (from May 18, 2012)	$45.00	$25.52
Third Quarter 2012	32.88	17.55
Fourth Quarter 2012	28.88	18.80
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of December 31, 2012, there were 4,681 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $26.62 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2012, there were 324 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to repurchases of unvested shares of our Class A common stock for the three months ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2012	___	___	—	—
November 1 – November 30, 2012	4,848	$0.322727	—	—
December 1 – December 31, 2012	—	—	—	—
1) Under certain acquisition agreements, some shares issued in connection with those acquisitions are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us prior to a vesting date. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.
Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
On October 1, 2012, we issued 94,547 additional shares of our Class A common stock as consideration to 9 individuals and 5 entities in connection with an acquisition of all the outstanding shares of a company in the third quarter of 2012.
The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry entitlements issued in this transaction.

Use of Proceeds
On May 17, 2012, our registration statement on Form S-1 (File No. 333-179287) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 180,000,000 shares of our Class A common stock at a price to the public of $38.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 18, 2012 pursuant to Rule 424(b).
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Facebook, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from May 18, 2012 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2012 of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on May 18, 2012 in the Class A common stock of Facebook, Inc., the S&P 500 Index and the NASDAQ Composite and data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The consolidated statements of operations data for each of the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010, 2009, and 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$5,089	$3,711	$1,974	$777	$272
Total costs and expenses(1)	4,551	1,955	942	515	327
Income (loss) from operations	538	1,756	1,032	262	(55)
Income (loss) before provision for income taxes	494	1,695	1,008	254	(56)
Net income (loss)	53	1,000	606	229	(56)
Net income (loss) attributable to Class A and Class B common stockholders	32	668	372	122	(56)
Earnings (loss) per share attributable to Class A and Class B common stockholders (2):
Basic	$0.02	$0.52	$0.34	$0.12	$(0.06)
Diluted	$0.01	$0.46	$0.28	$0.10	$(0.06)

(1)
Total costs and expenses include $1.57 billion, $217 million, $20 million, $27 million and $30 million of share-based compensation for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
See Note 3 of the notes to our consolidated financial statements for a description of our computation of basic and diluted net earnings (loss) per share attributable to Class A and Class B common stockholders.

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$9,626	$3,908	$1,785	$633	$297
Working capital	10,215	3,705	1,857	703	279
Property and equipment, net	2,391	1,475	574	148	131
Total assets	15,103	6,331	2,990	1,109	505
Capital lease obligations	856	677	223	95	56
Long-term debt	1,500	—	250	—	—
Total liabilities	3,348	1,432	828	241	170
Additional paid-in capital	10,094	2,684	947	253	147
Total stockholders' equity	11,755	4,899	2,162	868	335
 Free Cash Flow
In addition to other financial measures presented in accordance with U.S. generally accepted accounting principles (GAAP), we monitor free cash flow (FCF) as a non-GAAP measure to manage our business, make planning decisions, evaluate our performance, and allocate resources. We define FCF as net cash provided by operating activities reduced by purchases of property and equipment and property and equipment acquired under capital leases.
We believe that FCF is one of the key financial indicators of our business performance over the long term and provides useful information regarding how cash provided by operating activities compares to the property and equipment investments required to maintain and grow our business. We have chosen to subtract both purchases of property and equipment and property and equipment acquired under capital leases in our calculation of FCF because we believe that these two items collectively represent the amount of property and equipment we need to procure to support our business, regardless of whether we finance such property or equipment with a capital lease. The market for financing servers and other technical equipment is dynamic and we expect our use of capital leases could vary significantly from year to year.
We have chosen our definition for FCF because we believe that this methodology can provide useful supplemental information to help investors better understand underlying trends in our business. We use FCF in discussions with our senior management and board of directors.
FCF has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of FCF are:

•	FCF does not reflect our future contractual commitments; and

•	other companies in our industry present similarly titled measures differently than we do, limiting their usefulness as comparative measures.
Management compensates for the inherent limitations associated with using the FCF measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP, and reconciliation of FCF to the most directly comparable GAAP measure, net cash provided by operating activities, as presented below.
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Net cash provided by operating activities (1)	$1,612	$1,549	$698	$155	$8
Purchases of property and equipment	(1,235)	(606)	(293)	(33)	(70)
Property and equipment acquired under capital leases	(340)	(473)	(217)	(56)	(26)
Free cash flow	$37	$470	$188	$66	$(88)
1) For the year ended December 31, 2012, net cash provided by operating activities was reduced by $451 million of income tax refundable from income tax loss carrybacks due to the recognition of tax benefits related to share-based compensation from RSUs granted prior to January 1, 2011. We expect to receive this refund in the first six months of 2013, at which time, our FCF will increase by this amount.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics."
Overview
Our mission is to make the world more open and connected. Facebook enables you to express yourself and connect with the world around you instantly and freely.
We build products that support our mission by creating utility for users, developers, and marketers:
Users. We enable people who use Facebook to stay connected with their friends and family, to discover what is going on in the world around them, and to share and express what matters to them to the people they care about.
Developers. We enable developers to use the Facebook Platform to build applications (apps) and websites that integrate with Facebook to reach our global network of users and to build products that are more personalized and social.
Marketers. We enable marketers to engage with more than one billion monthly active users (MAUs) on Facebook or subsets of our users based on information they have chosen to share with us such as their age, location, gender, or interests. We offer marketers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers. For the year ended December 31, 2012, we recorded revenue of $5.09 billion, income from operations of $538 million and net income of $53 million. Total costs and expenses increased 133% compared to revenue growth of 37% due to significant increases in share-based compensation and related payroll tax expenses for restricted stock units (RSUs) and increases in headcount for the year ended December 31, 2012. During fiscal 2012, we recognized $1.72 billion of share-based compensation and related payroll tax expenses. Of these amounts, $1.13 billion was due to the recognition of share-based compensation and related payroll tax expenses related to RSUs granted prior to January 1, 2011 (Pre-2011 RSUs) triggered by the completion of our initial public offering (IPO) in May 2012. Our effective tax rate for the year ended December 31, 2012 has exceeded the U.S. statutory rate primarily due to the impact of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit.
Trends in Our User Metrics
The numbers of MAUs, DAUs, and mobile MAUs discussed below, as well as average revenue per user (ARPU), do not include Instagram users unless such users would otherwise qualify as MAUs, DAUs and/or mobile MAUs based on activity that is shared back to Facebook.

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

Note: For purposes of reporting MAUs, DAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey, Asia includes all users in Australia and New Zealand, and Rest of World includes Africa, Latin America, and the Middle East. In June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the first quarter of 2012. While this issue did not affect our overall worldwide MAU number, it did affect our attribution of users to different geographic regions. The first quarter of 2012 user metrics as pictured in the charts above reflect the reclassification to more correctly attribute users by geographic region.
As of December 31, 2012, we had 1.06 billion MAUs, an increase of 25% from December 31, 2011. Users in Brazil, India and Indonesia represented key sources of growth in fiscal 2012 relative to the prior year. We had 67 million MAUs in Brazil as of December 31, 2012, an increase of 81% compared to the same period in 2011; we had 71 million MAUs in India as of December 31, 2012, an increase of 54% compared to the same period in 2011; and we had 60 million MAUs in Indonesia as of December 31, 2012, an increase of 25% compared to the same period in 2011. Additionally, we had 174 million MAUs in the United States as of December 31, 2012, an increase of 8% compared to the same period in 2011.

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

Note: For non-worldwide DAU user numbers presented for the periods marked March 31, 2012 and June 30, 2012, the figures represent an average of the first 25 days of the former period and the last 27 days of the latter period in order to avoid using data subject to the algorithm error described in the MAU section above. These average numbers do not meaningfully differ from the average numbers when calculated over a full month.
Worldwide DAUs increased 28% to 618 million on average during December 2012 from 483 million during December 2011. We experienced growth in DAUs across major markets including Brazil, India and Japan. Overall growth in DAUs was driven largely by increased mobile usage of Facebook. Relative to September 30, 2012, DAUs increased from 584 million to 618 million, due to an increase in mobile users. During the fourth quarter of 2012, the number of DAUs using personal computers declined modestly compared to the third quarter of 2012, including declines in key markets such as the United States, while mobile DAUs continued to increase.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile app or via mobile-optimized versions of our website such as m.facebook.com, whether on a mobile phone or tablet such as the iPad, during the period of measurement.

Worldwide mobile MAUs increased 57% to 680 million as of December 31, 2012 from 432 million as of December 31, 2011. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in the United States, India and Brazil representing key sources of mobile growth over the fourth quarter of 2012 as compared to the third quarter of 2012. Approximately 157 million mobile MAUs accessed Facebook solely through mobile apps or our mobile website during the month ended December 31, 2012, increasing 25% from 126 million during the month ended September 30, 2012. The remaining 523 million mobile MAUs accessed Facebook from both personal computers and mobile devices during that month. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may be flat or continue to decline in certain markets, including key developed markets such as the United States, in part due to our focus on developing mobile products to encourage mobile usage of Facebook.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. Annual ARPU is the sum of respective quarterly ARPU amounts in that year. Our revenue and ARPU in markets such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users.

Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our consolidated financial statements where revenue is geographically apportioned based on the location of the advertiser or developer. In June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the first quarter of 2012. The first quarter of 2012 ARPU amount for the United States & Canada region reflects an adjustment based on the reclassification to more correctly attribute users by geographic region. The amounts above for the fourth quarter of 2012 include a one-time increase in Payments revenue as described in Results of Operations.

For 2012, worldwide ARPU was $5.32, an increase of 6% from 2011. ARPU increased in 2012 by approximately 20% in the United States & Canada and Rest of World, by approximately 15% in Asia and 8% in Europe compared to 2011. During the fourth quarter of 2012, worldwide ARPU was $1.54, an increase of 12% from the fourth quarter of 2011. Over this period, ARPU increased by approximately 37% in Rest of World, by over 20% in United States & Canada and Asia, and by approximately 7% in Europe. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region. We also expect worldwide ARPU will decline in the first quarter of 2013 driven by seasonality, which is consistent with historical trends.
Factors Affecting Our Performance
Number of MAUs and DAUs. Trends in our MAUs and DAUs affect our revenue and financial results by influencing the number of ads we are able to show, the volume of Payments transactions, as well as our expenses and capital expenditures. In 2012, MAUs increased by 25% and DAUs increased by 28%. We expect our growth rates for MAUs and DAUs to decline as the size of our active user base increases and as we achieve higher market penetration rates. Additionally, as we grow our business and expand internationally, we expect to face challenges entering new markets such as China, where access to Facebook is restricted in whole or in part. As user growth rates slow, we expect the rate of growth in revenue will likely decline over time, which will affect our income from operations and net income.
User Geography. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. For example, ARPU for an average user in United States & Canada is more than five times higher than for an average user in Asia. User geography also has some impact on our costs, though in general new users in Asia and Rest of World do not require material incremental infrastructure investments because we are able to utilize existing infrastructure such as our data centers in the United States to make our products available to these users. In addition, user growth by geography does not necessarily affect our overall headcount requirements or headcount-related expenses since we are generally able to support users in all geographies from our existing facilities. In 2012, we grew users relatively faster in Asia and Rest of World where on average users generate less revenue as compared with users in the United States or Europe. In the future, we expect to continue to grow more rapidly in Asia and Rest of World markets where our current penetration rates are lower. We plan to continue to invest in user growth across the world, including in geographies where current per user monetization is relatively lower.
User Engagement. Changes in user engagement as measured by metrics such as frequency of visitation will also affect our revenue and financial performance. Growth in user engagement should generally increase the opportunities for us to display advertising and to deliver relevant commercial content to users. Growth in user engagement also generally results in increases in our expenses and capital expenditures required to support user activity. User engagement as measured by DAUs as a percentage of MAUs increased from 57% at the end of 2011 to 59% at the end of 2012. Our product development investments are focused on increasing user engagement over time.
Facebook Usage on Mobile Devices. Increasing Facebook use on mobile devices may affect our revenue and financial results as we currently show fewer ads on average to mobile users compared to users on personal computers. The lower volume of ads per mobile user is partially offset by the higher price per ad for mobile, and we are investing to try to make our mobile ads more valuable over time. In 2012, we began showing ads in mobile users' News Feeds, and for the fourth quarter of 2012 and for the year ended December 31, 2012, we estimate that approximately 23% and 11% of our ads revenue came from mobile products, respectively. We expect mobile usage to increase at a faster rate than usage through personal computers for the foreseeable future, particularly in developed markets, and our success in ramping up mobile monetization will likely have a material impact on our financial performance.
Value of Our Advertising Products. We believe that increasing the value of our advertising products and the consequent return on investment to marketers from working with Facebook will increase marketer demand and thereby increase the amount marketers spend with us. We aim to increase the value of our advertising products through such means as increasing the size and engagement of our user base, improving our ability to select relevant advertising content for each user, developing new ads formats and products, and improving the measurement tools available to marketers to optimize their campaigns. For example, in 2012, we launched advertising in News Feed and Custom Audiences in order to enable marketers to more effectively reach their target customers.
Management of Ad Inventory. Our revenue trends are also affected by ad inventory management changes affecting the number, size, or prominence of ads we display. For example, in 2012 we began showing ads in News Feed. These News Feed ads are displayed more prominently and we receive a higher price per ad compared to ads displayed on the right hand column of our web page.
Product Innovation. We make ongoing product changes intended to enhance the user experience and increase user engagement. For example, in 2012, we launched new versions of our iPhone app that are faster and more reliable than the prior versions of our app. The new versions of the apps significantly increased News Feed loads and user feedback shared. Our new products often also increase costs if they require additional compute power and infrastructure.

Investment in Infrastructure. Our investments in the scope, reliability, redundancy, and efficiency of our infrastructure affects our expenses and capital expenditures. In 2012, we continued to make significant investments in our technical infrastructure to ensure that our growing user base can access Facebook rapidly and reliably, by expanding the capacity of our data centers in Prineville, Oregon and Forest City, North Carolina and by initiating construction of a new data center project in Lulea, Sweden. We also invested in hardware and software efficiency projects to improve the performance of our infrastructure.
Investment in Talent. As of December 31, 2012, we had 4,619 employees, an increase of 44% from the end of 2011. Our employee headcount has increased significantly and we expect headcount growth to continue in 2013 as we ramp up our investment in technical staff, sales and marketing, and general and administrative personnel. We have also made and intend to make acquisitions with the primary objective of adding software engineers, product designers, and other personnel with certain technology expertise.
Business Development and Acquisitions. As part of our business strategy, we periodically make acquisitions to add specialized employees, complementary companies, products, technologies, or other assets. For example, in 2012, we acquired Instagram, Inc. and certain AOL patent assets from Microsoft Corporation. Our acquisitions will affect our future financial results due to factors such as the amortization of acquired intangible assets and may also result in potential charges such as restructuring costs or impairment expense.
Geographic Earnings Mix. In 2012, our tax rate was 89%, up from 41% in 2011, primarily due to significant amounts of share-based compensation expense being allocated to our international subsidiaries in low tax jurisdictions, leading to non-deductible losses in those subsidiaries. Our future tax rate and financial results will be affected by the relative profitability of our corporate entities in higher versus lower tax jurisdictions.
Seasonality. Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 46%, 18%, and 22% between the third and fourth quarters of 2010, 2011, and 2012, respectively, while advertising revenue for the first quarter of 2011 and 2012 declined 3% and 8% compared to the fourth quarters of 2010 and 2011, respectively.
Share-based Compensation Expense. During the year ended December 31, 2012, we recognized $1.57 billion of share-based compensation expense. Of these amounts, $1.04 billion was due to the recognition of share-based compensation related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012. As of December 31, 2012, there was $2.21 billion of unrecognized share-based compensation expense, of which $1.96 billion is related to RSUs and $244 million is related to restricted shares and stock options. This unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of approximately three years.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes, share-based compensation, loss contingencies, and business combinations and valuation of goodwill and other acquired intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Revenue Recognition for Payments and Other Fees
We enable Payments from our users to our Platform developers. Our users can make payments on the Facebook Platform by using credit cards or other payment methods available on our website. The primary process for these transactions is through the purchase of our virtual currency. Our users then use this virtual currency to purchase virtual and digital goods in games and apps from developers on the Facebook Platform. Upon the initial sale of the virtual currency, we record consideration received from a user as a deposit.
When a user engages in a payment transaction utilizing the virtual currency for the purchase of a virtual or digital good from a

Platform developer, we reduce the virtual currency balance of the user by the price of the purchase, which is a price that is solely determined by the Platform developer. We remit to the Platform developer an amount that is based on the total amount of virtual currency redeemed less the processing fee that we charge the Platform developer for the service performed. Our revenue is the net amount of the transaction representing our processing fee for the transaction. We record revenue on a net basis as we do not consider ourselves to be the principal in the sale of the virtual or digital good to the user. Under GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. We consider ourselves the agent to these transactions when we apply the indicators to our facts. Should material subsequent changes in the substance or nature of the transactions with Platform developers result in us being considered the principal in such sales, we would reflect the virtual and digital goods sale as revenue and the amounts paid to the Platform developers as an associated cost.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.
Share-based Compensation
Prior to January 1, 2011 we granted Pre-2011 RSUs to our employees and members of our board of directors that vested upon the satisfaction of both a service-based condition, generally over four years, and a liquidity condition. The liquidity condition was satisfied in connection with our IPO in May 2012. Because the liquidity condition was not satisfied until our IPO, in prior periods we had not recorded any expense relating to the granting of the Pre-2011 RSUs. In the second quarter of 2012, we recognized $986 million of stock-based compensation expense associated with Pre-2011 RSUs that vested in connection with our IPO. For the Pre-2011 RSUs, we recognize share-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
RSUs granted on or after January 1, 2011 (Post-2011 RSUs) are not subject to a liquidity condition in order to vest, and compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period. The majority of Post-2011 RSUs are earned over a service period of four to five years. For Post-2011 RSUs, which are only subject to a service condition, we recognize share-based compensation expense on a ratable basis over the requisite service period for the entire award.
We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and RSUs, to be measured based on the grant-date fair value of the awards.
Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of income and as such is recorded for only those share-based awards that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.
We have historically issued unvested restricted shares to employee stockholders of certain acquired companies. As these awards are generally subject to continued post-acquisition employment, we have accounted for them as post-acquisition share-based compensation expense. We recognize compensation expense equal to the grant date fair value of the common stock on a straight-line basis over the employee's required service period.
We capitalize share-based employee compensation expense when appropriate. We did not capitalize any share-based compensation expense in the three years ended December 31, 2012.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies as of December 31, 2012. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.
Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under the new authoritative guidance issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2012, no impairment of goodwill has been identified.
Acquired intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.
In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers.
Advertising. Our advertising revenue is generated by displaying ad products on the Facebook website or mobile app and third-party affiliated websites or mobile apps. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of clicks made by our users. We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. Whether we count the initial display only or every display of an ad as an impression is dependent on where the ad is displayed. For example, an individual ad in News Feed that is purchased on an impression basis may be displayed to users more than once during a day; however, only the initial display of the ad is considered an impression, regardless of how many times the ad is actually displayed within the News Feed.

Payments and other fees. We enable Payments from our users to our Platform developers. Our users can transact and make payments on the Facebook Platform by using credit cards, PayPal or other payment methods available on our website. We receive a fee from our Platform developers when users make purchases from our Platform developers using our Payments infrastructure. We recognize revenue net of amounts remitted to our Platform developers. We have mandated the use of our Payments infrastructure for game apps on Facebook, and fees related to Payments are generated almost exclusively from games. Cumulatively to date, games from Zynga have generated the majority of our payments and other fees revenue. However, Zynga's contribution to our payments and other fees revenue has decreased over time and this trend may continue. Our other fees revenue consists primarily of user Promoted Posts and, to a lesser extent, Facebook Gifts revenue, and has been immaterial in recent periods.
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
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits, and share-based compensation for our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include outside consulting fees, legal and accounting services, and facilities and other supporting overhead costs. General and administrative expenses also include legal settlements and amortization of patents we acquired.
We have reclassified certain prior period expense amounts from marketing and sales to general and administrative within our consolidated statements of income to conform to our current year presentation. These reclassifications did not affect previously reported revenue, total costs and expenses, income from operations, or net income in our consolidated statements of income.
Results of Operations
The following table set forth our consolidated statements of income data:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Consolidated Statements of Income Data:
Revenue	$5,089	$3,711	$1,974
Costs and expenses:
Cost of revenue	1,364	860	493
Research and development	1,399	388	144
Marketing and sales	896	393	167
General and administrative	892	314	138
Total costs and expenses	4,551	1,955	942
Income from operations	538	1,756	1,032
Interest and other income (expense), net	(44)	(61)	(24)
Income before provision for income taxes	494	1,695	1,008
Provision for income taxes	441	695	402
Net income	$53	$1,000	$606

Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cost of revenue	$88	$9	$—
Research and development	843	114	9
Marketing and sales	306	37	2
General and administrative	335	57	9
Total share-based compensation expense	$1,572	$217	$20

The following table set forth our consolidated statements of income data (as a percentage of revenue):

	Year Ended December 31,
	2012	2011	2010
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	27	23	25
Research and development	27	10	7
Marketing and sales	18	11	8
General and administrative	18	8	7
Total costs and expenses	89	53	48
Income from operations	11	47	52
Interest and other income (expense), net	(1)	(2)	(1)
Income before provision for income taxes	10	46	51
Provision for income taxes	9	19	20
Net income	1%	27%	31%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	2%	—%	—%
Research and development	17	3	—
Marketing and sales	6	1	—
General and administrative	7	2	—
Total share-based compensation expense	31%	6%	1%

Revenue

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in millions)
Advertising	$4,279	$3,154	$1,868	36%	69%
Payments and other fees	810	557	106	45%	425%
Total revenue	$5,089	$3,711	$1,974	37%	88%

2012 Compared to 2011. Revenue in 2012 increased $1.38 billion, or 37% compared to 2011. The increase was due primarily to a 36% increase in advertising revenue during 2012 as compared to 2011.
Advertising revenue grew due to a 32% increase in the number of ads delivered during 2012 and to a 3% increase in the average price per ad. The increase in ads delivered was driven primarily by user growth. MAUs grew 25% from December 31, 2011 to December 31, 2012 and average DAUs grew 28% from December 2011 to December 2012. Various product changes and changes in user engagement generally offset in their impact on the average number of ads per user. For example, the shift to greater mobile use generally reduced ads per user, while the introduction of ads in News Feed increased the number of ads per user. The rate of change in number of ads delivered also differs by geography, driven by factors such as mobile penetration. For example, Europe and Rest of World increased at a faster rate than the United States and Asia.
Growth in the average price per ad during 2012 compared to 2011 was driven primarily by an increase in price per ad in the United States, which benefited from growth in ads in News Feed across desktop and mobile devices. Ads in News Feed have a significantly higher average price per ad due to factors which include the prominent position of the ads. The increase in price per ad in the United States was partially offset by an increased percentage of our worldwide ads being delivered in the Asia and Rest of World geographies where the average price per ad, while growing on a year-over-year basis, is relatively lower. The average price per ad was also affected by a decline in the average price per ad in Europe in 2012 compared to 2011 due to the impact of foreign exchange rate changes, an increase in the percentage of ads being delivered in European regions where the average price per ads is relatively lower, and in part, we believe, to continuing weak economic conditions in that region affecting advertiser demand.
For the year ended December 31, 2012, we estimate that mobile advertising revenue as a percentage of advertising revenue was approximately 11%. As mobile advertising was not offered prior to the first quarter of 2012, comparisons to prior year are not meaningful.
Advertising revenue in the fourth quarter of 2012 increased 41% compared to the same period in 2011, due to a 46% increase in the number of ads delivered, partially offset by a 4% decrease in the average price per ad. The increase in ads delivered was driven by user growth and certain product changes, including the addition of News Feed ads on personal computers and mobile devices. MAUs grew 25% from December 31, 2011 to December 31, 2012 and average DAUs grew 28% from December 2011 to December 2012. Additionally, in the fourth quarter of 2012, we lowered our market reserve price (i.e. the minimum price threshold accepted in our ads auction), and this product change had the effect of increasing the number of ads delivered and decreasing the average price per ad. This change primarily affected the Rest of World and Asia markets where the average price per ad is relatively lower, and the change increased the percentage of our ads that are shown in relatively lower priced markets, which has the effect of decreasing the overall average price per ad. For the fourth quarter of 2012, we estimate that mobile advertising revenue as a percentage of advertising revenue was approximately 23%.
Payments and other fees revenue in 2012 increased $253 million, or 45%, compared to 2011. Excluding the one-time increase in Payments revenue described below, Payments and other fees revenue in 2012 increased 34% compared to 2011. Facebook Payments became mandatory for all game developers accepting payments on the Facebook Platform with limited exceptions on July 1, 2011. Accordingly, comparisons of Payments and other fees revenue to periods before this date may not be meaningful.
Payments and other fees revenue in the fourth quarter of 2012 was $256 million. Comparisons to prior periods are not meaningful due to the one-time increase in Payments revenue described below.
Our Payments terms and conditions provide for a 30-day claim period subsequent to a Payments transaction during which the customer may dispute the virtual or digital goods transaction. Through the third quarter of 2012, we had deferred recognition of Payments revenue until the expiration of this period as we were unable to make reasonable and reliable estimates of future refunds or chargebacks arising during this claim period, due to lack of historical transactional information. Beginning in the fourth quarter of 2012, we had 24 months of historical transactional information which enabled us to estimate future refunds and chargebacks. Accordingly, in the fourth quarter of 2012, we recorded all Payments revenues at the time of the purchase of the related virtual or digital goods, net of estimated refunds or chargebacks. This change resulted in a one-time increase in Payments revenue in the fourth quarter of 2012 of approximately $66 million as we recognized revenue from four months of transactions.
Seven and nine percent of our total revenue for the three and twelve months ended December 31, 2012, respectively and 11% and 12% of our total revenue for the three and twelve months ended December 31, 2011, respectively, came from a single customer, Zynga. Revenue from Zynga consisted of payments processing fees related to their sale of virtual goods and from direct advertising purchased by Zynga.
In 2012, we generated approximately 51% of our revenue from marketers and Platform developers based in the United States, compared to 56% in 2011. The change is due primarily to a faster growth rate of international users and, to a lesser extent, to the expansion of international sales offices and payment methods. The majority of our revenue outside of the United States came from customers located in western Europe, Canada, Australia and Brazil.
2011 Compared to 2010. Revenue in 2011 increased $1.74 billion, or 88% compared to 2010. The increase was due primarily to a 69% increase in advertising revenue to $3.15 billion. Advertising revenue grew due to a 42% increase in the number of ads delivered and an 18% increase in the average price per ad delivered. The increase in ads delivered was driven primarily by user growth; MAUs grew 39% from December 31, 2010 to December 31, 2011 and average DAUs grew 48% from December 2010 to December 2011. The number of ads delivered was also affected by many other factors including product changes that significantly increased the number of ads on many Facebook pages beginning in the fourth quarter of 2010, partially offset by an increase in usage of our mobile products, where we did not show ads, and by various product changes implemented in 2011 that in aggregate modestly reduced the number of ads on certain pages. The increase in average price per ad delivered was affected by factors including improvements in our ability to deliver more relevant ads to users and product changes that contributed to higher user interaction with the ads by increasing their relative prominence.
Payments and other fees revenue increased to $557 million in 2011 due to the adoption of Facebook Payments, which has been gradually adopted by our Platform developers and began generating significant revenue in the fourth quarter of 2010. Facebook Payments became mandatory for all game developers accepting payments on the Facebook Platform with limited exceptions on July 1, 2011. Accordingly, comparisons of payments and other fees revenue to periods before that date may not be meaningful. In 2011, other fees revenue was immaterial.
In 2011, we generated approximately 56% of our revenue from marketers and Platform developers based in the United States, compared to 62% in 2010. This change is due to factors including a faster growth rate of international users and the expansion of international sales offices and payment methods. The majority of our revenue outside of the United States came from customers located in western Europe, Canada, and Australia.
Cost of revenue

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(dollars in millions)
Cost of revenue	$1,364	$860	$493	59%	74%
Percentage of revenue	27%	23%	25%

2012 Compared to 2011. Cost of revenue in 2012 increased $504 million, or 59%, compared to 2011. The increase was primarily due to expenses related to expanding our data center operations, including a $257 million increase in depreciation in 2012. Share-based compensation expense increased by $79 million in 2012 compared to 2011 mainly due to the recognition of expenses related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012 and, to a lesser extent, Post-2011 RSUs. Increases in payroll and benefits expenses resulting from a 65% increase in employee headcount also contributed to the increase in cost of revenue in 2012. These expenses supported our user growth, the increased usage of products by users, developers, and marketers, and the launch of new products.
2011 Compared to 2010. Cost of revenue in 2011 increased $367 million, or 74%, compared to 2010. The increase was primarily due to expenses related to expanding our data center operations, including a $164 million increase in depreciation and a $35 million increase in data center facility rent. These expenses supported our user growth, the increased usage of our products by users, developers, and marketers, and the launch of new products. Additionally, credit card and other related revenue processing fees increased by $60 million.
We anticipate that the cost of revenue will increase in dollar amount for the foreseeable future as we expand our data center capacity to support user growth, increased user engagement, and the delivery of new products and offerings. The expected increase in cost of revenue may be partially mitigated to the extent we are able to realize improvements in server performance and the efficiency of our technical operations. We expect cost of revenue in absolute dollars and as a percentage of revenue to increase in 2013 compared to 2012 due to our investment in technical infrastructure.
 Research and development

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(dollars in millions)
Research and development	$1,399	$388	$144	261%	169%
Percentage of revenue	27%	10%	7%

2012 Compared to 2011. Research and development expenses in 2012 increased $1.01 billion, or 261%, compared to 2011. The increase was primarily due to an increase in share-based compensation expense of $729 million in 2012 resulting primarily from the recognition of expenses related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012 and, to a lesser extent, Post-2011 RSUs. Payroll and benefits expense also increased due to a 73% growth in employee headcount in engineering, design, product management, and other technical functions. This investment supported our efforts to improve existing products and build new products for users, developers, and marketers.
2011 Compared to 2010. Research and development expenses in 2011 increased $244 million, or 169%, compared to 2010. The increase was primarily due to an increase from $9 million in 2010 to $114 million in 2011 for share-based compensation expense related to Post-2011 RSUs. Payroll and benefits expense also increased due to a 57% growth in employee headcount in engineering, design, product management, and other technical functions. This investment supported our efforts to improve existing products and build new products for users, developers, and marketers.
In 2013, we plan to continue rapidly hiring engineering, design, product management, and other technical employees. However, we expect research and development expenses will rise in 2013 at a lower rate than it rose in 2012 due to the large share-based compensation expense in the second quarter of 2012 associated with Pre-2011 RSUs triggered by the completion of our IPO.
Marketing and sales

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(dollars in millions)
Marketing and sales	896	393	167	128%	135%
Percentage of revenue	18%	11%	8%

2012 Compared to 2011. Marketing and sales expenses in 2012 increased $503 million, or 128%, compared to 2011. The increase was primarily due to an increase in share-based compensation expense of $269 million in 2012 resulting primarily from the recognition of expenses related to Pre-2011 RSUs triggered by the completion of our IPO in May 2012 and, to a lesser extent, Post-2011 RSUs. Payroll and benefits expenses also increased due to a 19% increase in employee headcount to support global sales, business development and customer service. An increase in our user-, developer-, and advertiser-facing marketing expense also contributed to the increase in 2012.
2011 Compared to 2010. Marketing and sales expenses in 2011 increased $226 million, or 135%, compared to 2010. The increase was primarily due to an increase in payroll and benefits expenses resulting from a 45% increase in employee headcount to support global sales, business development, and customer service, and, to a lesser extent, an increase in our user-, developer-, and advertiser-facing marketing. Additionally, share-based compensation expense increased from $2 million in 2010 to $37 million in 2011 due to recognition of expense related to Post-2011 RSUs.
In 2013, we plan to add sales, business development and customer service employees, and increase our investment in user-, developer-, and marketer-facing marketing. However, we expect marketing and sales expenses will rise in 2013 at a lower rate than it rose in 2012 due to the large share-based compensation expense in the second quarter of 2012 associated with Pre-2011 RSUs triggered by the completion of our IPO.

General and administrative

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(dollars in millions)
General and administrative	$892	$314	$138	184%	128%
Percentage of revenue	18%	8%	7%

2012 Compared to 2011. General and administrative expenses in 2012 increased $578 million, or 184%, compared to 2011. The increase was primarily due to an increase in share-based compensation expense of $278 million resulting from recognition of expense related to Pre-2011 RSUs and, to a lesser extent, Post-2011 RSUs. The increase was also due to growth in legal fees and settlement costs, amortization of acquired patents and other professional service fees. Payroll and benefits expenses also increased for 2012 due to a 38% increase in employee headcount in corporate communications and policy, human resources, legal, finance, and other functions.
2011 Compared to 2010. General and administrative expenses in 2011 increased $176 million, or 128%, compared to 2010. The increase was primarily due to an increase in payroll and benefits expenses resulting from a 60% increase in employee headcount in finance, legal, human resources, and other functions. Additionally, outside consulting and legal fees contributed to the increase. Share-based compensation expense increased from $9 million in 2010 to $57 million in 2011 due to recognition of expense related to Post-2011 RSUs.
In 2013, we plan to continue to increase general and administrative employee headcount to support our growth. However, we expect general and administrative expenses will rise in 2013 at a lower rate than it rose in 2012 due to the large share-based compensation expense in the second quarter of 2012 associated with Pre-2011 RSUs triggered by the completion of our IPO.
Interest and other income (expense), net

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(in millions)
Interest expense	$(51)	$(42)	$(22)	21%	91%
Other income (expense), net	7	(19)	(2)	(137)%	850%
Interest and other income (expense), net	$(44)	$(61)	$(24)	(28)%	154%

2012 Compared to 2011. Interest and other income (expense), net in 2012 decreased $17 million, or 28%, compared to 2011. Interest expense increased by $9 million primarily due to an increased volume of property and equipment financed by capital leases for 2012 and interest on the $1.5 billion term loan that was drawn down in the fourth quarter of 2012. Changes in other income (expense), net were primarily due to lower foreign exchange losses in 2012 resulting from the periodic re-measurement of our foreign currency balances and an increase in interest income driven by higher invested cash balances.
2011 Compared to 2010. Interest and other income (expense), net in 2011 increased $37 million, or 154%, compared to 2010. Interest expense increased by $20 million, driven by an increase in fees related to our credit facility as described in "—Liquidity and Capital Resources," and the payments related to an increased volume of property and equipment financed by capital leases. The change in other income (expense), net was primarily due to $29 million in foreign exchange related losses in 2011. Foreign exchange losses in 2011 stemmed from the periodic re-measurement of our intercompany Euro balances. Foreign currency balances were immaterial in 2010. These expenses were partially offset by an increase in interest income driven by larger invested cash balances.

Provision for income taxes

	Year Ended December 31,
	2012	2011	2010	2011 to 2012 % Change	2010 to 2011 % Change
	(dollars in millions)
Provision for income taxes	$441	$695	$402	(37)%	73%
Effective tax rate	89%	41%	40%

2012 Compared to 2011. Our provision for income taxes in 2012 decreased $254 million, or 37%, compared to 2011, primarily due to a decrease in pre-tax income. Our effective tax rate increased primarily due to the impact of non-deductible share-based compensation and the losses arising outside the United States in jurisdictions where we do not receive a tax benefit. Our effective tax rate in 2012 was also higher due to the expiration of the federal tax credit for research and development activities.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. We estimate that our tax credit for 2012 would have been approximately $80 million to $120 million, which we will record as a discrete benefit in the first quarter of 2013.
2011 Compared to 2010. Our provision for income taxes in 2011 increased $293 million, or 73%, compared to 2010 primarily due to an increase in pre-tax income. Our effective tax rate increased primarily due to losses arising outside the United States in jurisdictions where we do not receive a tax benefit and the impact of non-deductible share-based compensation expense during the year.

 Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2012. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in millions)
Consolidated Statements of Operations Data:
Revenue:
Advertising revenue	$1,329	$1,086	$992	$872	$943	$798	$776	$637
Payments and other fees revenue(1)	256	176	192	186	188	156	119	94
Total revenue	1,585	1,262	1,184	1,058	1,131	954	895	731
Costs and expenses:
Cost of revenue	398	322	367	277	247	236	210	167
Research and development	297	244	705	153	124	108	99	57
Marketing and sales	193	168	392	143	120	114	96	62
General and administrative	174	151	463	104	92	82	83	57
Total costs and expenses	1,062	885	1,927	677	583	540	488	343
Income (loss) from operations	523	377	(743)	381	548	414	407	388
Income (loss) before (provision for) benefit from income taxes	505	372	(765)	382	520	379	399	398
Net income (loss)	$64	$(59)	$(157)	$205	$302	$227	$240	$233
Net income (loss) attributable to Class A and Class B common stockholders	$64	$(59)	$(157)	$137	$205	$150	$159	$153
Earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.03	$(0.02)	$(0.08)	$0.10	$0.15	$0.11	$0.12	$0.12
Diluted	$0.03	$(0.02)	$(0.08)	$0.09	$0.14	$0.10	$0.11	$0.11
Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in millions)
Cost of revenue	$9	$8	$66	$5	$3	$3	$3	$ —
Research and development	124	114	545	60	42	33	35	4
Marketing and sales	27	28	232	19	13	13	11	—
General and administrative	24	29	263	19	18	21	15	3
Total share-based compensation expense(2)	$184	$179	$1,106	$103	$76	$70	$64	$7
_____________________

(1)
In the fourth quarter of 2012, we recorded all Payments revenue at the time of purchase of the related virtual or digital goods, net of estimated refunds or chargebacks, instead of deferring Payment revenue until the expiration of the 30-day claim period, as we are able to estimate future refunds and chargebacks based on historical trends. This charge resulted in a one-time increase in Payment revenue of $66 million in the fourth quarter of 2012.

(2)	In the second quarter of 2012, we recognized $986 million of share-based compensation expense related to Pre-2011 RSUs that vested in connection with our IPO.

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(as a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Advertising revenue	84%	86%	84%	82%	83%	84%	87%	87%
Payments and other fees revenue	16	14	16	18	17	16	13	13
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	25	26	31	26	22	25	23	23
Research and development	19	19	60	14	11	11	11	8
Marketing and sales	12	13	33	14	11	12	11	8
General and administrative	11	12	39	10	8	9	9	8
Total costs and expenses	67	70	163	64	52	57	55	47
Income (loss) from operations	33	30	(63)	36	48	43	45	53
Income (loss) before (provision for) benefit from income taxes	32	29	(65)	36	46	40	45	54
Net income (loss)	4%	(5)%	(13)%	19%	27%	24%	27%	32%
Net income (loss) attributable to Class A and Class B common stockholders	4%	(5)%	(13)%	13%	18%	16%	18%	21%
Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(as a percentage of total revenue)
Cost of revenue	1%	1%	6%	— %	— %	— %	— %	— %
Research and development	8	9	46	6	4	3	4	1
Marketing and sales	2	2	20	2	1	1	1	—
General and administrative	2	2	22	2	2	2	2	—
Total share-based compensation expense	12%	14%	93%	10%	7%	7%	7%	1%

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$1,612	$1,549	$698
Net cash used in investing activities	(7,024)	(3,023)	(324)
Net cash provided by financing activities	6,283	1,198	781
Purchases of property and equipment	(1,235)	(606)	(293)
Depreciation and amortization	649	323	139
Share-based compensation	1,572	217	20
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities totaled $9.63 billion as of December 31, 2012, an increase of $5.72 billion from December 31, 2011. The most significant cash flow activities consisted of $6.8 billion of net proceeds from our IPO, which was completed in May 2012, $1.61 billion of cash generated from operations, $1.5 billion of loan draw down and $1.03 billion in excess tax benefit from share-based award activity, offset by $2.86 billion of taxes paid related to the net share settlement of RSUs when the Pre-2011 RSUs vested and settled in the fourth quarter of 2012, $1.24 billion used for capital expenditures and $911 million used for acquisitions of businesses and other assets. If we continue to net settle RSUs, we will use additional cash to pay employees' tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
In February 2012, we entered into an agreement for an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion for general corporate purposes, with interest payable on the borrowed amounts set at London Interbank Offered Rate (LIBOR) plus 1.0%. Under the terms of the agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance. No amounts were drawn down under this credit facility as of December 31, 2012.
Concurrent with our entering into the revolving credit facility, we also entered into a bridge credit facility agreement that allowed us to borrow up to $3 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO.
In October 2012, we amended and restated our bridge credit facility, converting it to an unsecured term loan facility (Amended and Restated Term Loan) that allowed us to borrow up to $1.5 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO, with interest payable on the borrowed amounts set at LIBOR plus 1.0%. We paid origination fees at closing of the Amended and Restated Term Loan, which fees are being amortized over the term of the facility. We drew down the $1.5 billion of the Amended and Restated Term Loan in October 2012 and paid an upfront fee of 0.15% on the loan amount, which fee is being amortized over the remaining term of the facility. Any amounts outstanding will become due and payable on October 25, 2015.
In connection with the draw down of the Amended and Restated Term Loan, to hedge our exposure to interest rate fluctuation, we entered into an interest rate swap agreement. The net effect of this swap agreement is to convert the variable interest rate to a fixed interest rate of 1.46%. The interest rate swap has a maturity date of October 25, 2015.
As of December 31, 2012, our income tax refundable of $451 million reflects the expected refund from income tax loss carrybacks to 2010 and 2011. We expect to receive this refund in the first six months of 2013.
As of December 31, 2012, $565 million of the $9.63 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.
Cash Provided by Operating Activities
Cash flow from operating activities during 2012 primarily consisted of adjustments to net income for certain non-cash items such as share-based compensation expense of $1.57 billion and total depreciation and amortization of $649 million, partially offset by income tax refundable of $451 million. The cash flow from operating activities during 2012 compared to 2011 increased modestly as the increases in adjustments for non-cash items as described above were offset by a reduction in net income of $947 million and an increase in income tax refundable.
Cash flow from operating activities during 2011 primarily resulted from net income of $1 billion, adjusted for certain non-cash items, including depreciation and amortization of $323 million, and share-based compensation expense of $217 million.
Cash flow from operating activities during 2010 primarily resulted from net income of $606 million, adjusted for certain non-cash items, including depreciation and amortization of $139 million and share-based compensation expense of $20 million, partially offset by cash consumed by working capital of $70 million.
Cash Used in Investing Activities
Cash used in investing activities during 2012 primarily resulted from $4.87 billion for the net purchase of marketable securities, $1.24 billion for capital expenditures related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers as well as $911 million for acquisitions of businesses and other assets, such as patents. The increase in cash used in investing activities during 2012 compared to 2011 was mainly due to increases in the purchase of marketable securities, acquisitions of businesses and other assets, and capital expenditures.
Cash used in investing activities during 2011 primarily related to the use of approximately $2.4 billion for the net purchase of marketable securities. Our cash used in investing activities in 2011 also consisted of capital expenditures of $606 million related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers.
Cash used in investing activities during 2010 primarily consisted of capital expenditures related to the purchases of property and equipment and the construction of data centers. Changes in restricted cash and deposits consumed $9 million of cash related to security deposits in support of real estate expansion in 2010. Acquisitions, net of cash acquired, also consumed $22 million of cash in 2010.
We anticipate making capital expenditures in 2013 of approximately $1.8 billion.
Cash Provided by Financing Activities
In May 2012, we received $6.8 billion in proceeds from our IPO, net of offering costs. Our financing activities have primarily consisted of equity issuances, lease financing, and debt financing. Net cash provided by financing activities was $6.28 billion and $1.2 billion, in 2012 and 2011, respectively, and included excess tax benefits from stock award activities of $1.03 billion and $433 million for the same periods, respectively. In 2012, our net cash provided by financing activities included the draw down of $1.5 billion from the Amended and Restated Term Loan. We did not have a loan draw down in 2011. In the fourth quarter of 2012, we paid $2.86 billion of taxes related to the net settlement of RSUs when the Pre-2011 RSUs were vested and settled.
In January 2011, we completed an offering of our Class A common stock to certain non-U.S. investors that generated $998 million in net proceeds. In December 2010, we completed an offering of our Class A common stock that generated $500 million in proceeds.
In March 2010, we entered into a credit facility with certain lenders. This facility allowed for the draw down of up to $250 million in unsecured senior loans. In April 2010, we drew down the full amount available under the facility, and in March 2011, we repaid the entire $250 million balance.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations
Our principal commitments consist of obligations under capital and operating leases for equipment and office and data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2012.

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$851	$142	$245	$212	$252
Capital lease obligations	979	398	403	35	143
Other contractual commitments(1)	749	659	71	19	—
Long-term debt(2)	1,562	22	1,540	—	—
Total contractual obligations	$4,141	$1,221	$2,259	$266	$395
_____________________

(1)	Other contractual commitments primarily relate to equipment and supplies for our data center operations, and, to a lesser extent, construction commitments related to our data center sites.

(2)
Long-term debt relates to the draw down of our Amended and Restated Term Loan of $1.5 billion including the estimated future interest payments using a fixed rate of 1.46%, which represented our effective interest rate after we entered into an interest rate swap agreement.

In addition, our other liabilities include $100 million related to uncertain tax positions as of December 31, 2012. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above table.
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
See Note 10 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding contingencies.
Recently Issued and Adopted Accounting Pronouncement
Comprehensive Income
In May 2011, the FASB issued guidance that changed the requirement for presenting "Comprehensive Income" in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted this new guidance on January 1, 2012.
Goodwill Impairment Testing
In September 2011, the FASB issued an amendment to an existing accounting standard which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. An entity now has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this new standard on January 1, 2012 and the adoption did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and inflation.
Foreign Currency Exchange Risk
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. We recognized foreign currency losses of $9 million and $29 million for the year ended December 31, 2012 and 2011, respectively. Foreign currency losses were not significant in 2010.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities and interest paid on our long-term debt.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $55 million and $15 million in the market value of our available-for-sale debt securities as of December 31, 2012 and December 31, 2011, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our long-term debt consists of the $1.5 billion draw down on our three-year unsecured term loan facility that bears variable interest at 1-month LIBOR plus 1.0%. As our risk management objective is to mitigate the risk of changes in cash flows attributable to changes in the designated 1-month LIBOR for the loan, we have entered into an interest rate swap agreement for the exact notional amount of $1.5 billion and a fixed interest rate of 1.46% at the same time the term loan was drawn down to hedge this exposure. Both the term loan and interest rate swap have a maturity date of October 25, 2015. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the 1-month LIBOR based interest payments on the long-term debt. The net effect of this swap agreement is to convert the variable interest rate to a fixed rate of 1.46%.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Facebook, Inc.
We have audited the accompanying consolidated balance sheets of Facebook, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Facebook, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
 San Francisco, California
February 1, 2013

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,384	$1,512
Marketable securities	7,242	2,396
Accounts receivable, net of allowances for doubtful accounts of $22 and $17 as of December 31, 2012 and 2011, respectively	719	547
Income tax refundable	451	—
Prepaid expenses and other current assets	471	149
Total current assets	11,267	4,604
Property and equipment, net	2,391	1,475
Goodwill and intangible assets, net	1,388	162
Other assets	57	90
Total assets	$15,103	$6,331

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$65	$63
Platform partners payable	169	171
Accrued expenses and other current liabilities	423	296
Deferred revenue and deposits	30	90
Current portion of capital lease obligations	365	279
Total current liabilities	1,052	899
Capital lease obligations, less current portion	491	398
Long-term debt	1,500	—
Other liabilities	305	135
Total liabilities	3,348	1,432
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.000006 par value, issuable in series; no shares and 569 million shares authorized as of December 31, 2012 and 2011, respectively, no shares and 543 million shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	615
Common stock, $0.000006 par value; 5,000 million and 4,141 million Class A shares authorized as of December 31, 2012 and 2011, respectively, 1,671 million and 117 million shares issued and outstanding, including 2 million and 1 million outstanding shares subject to repurchase as of December 31, 2012 and 2011, respectively; 4,141 million Class B shares authorized, 701 million and 1,213 million shares issued and outstanding, including 11 million and 2 million outstanding shares subject to repurchase as of December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	10,094	2,684
Accumulated other comprehensive income (loss)	2	(6)
Retained earnings	1,659	1,606
Total stockholders' equity	11,755	4,899
Total liabilities and stockholders' equity	$15,103	$6,331
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$5,089	$3,711	$1,974
Costs and expenses:
Cost of revenue	1,364	860	493
Research and development	1,399	388	144
Marketing and sales	896	393	167
General and administrative	892	314	138
Total costs and expenses	4,551	1,955	942
Income from operations	538	1,756	1,032
Interest and other income (expense), net:
Interest expense	(51)	(42)	(22)
Other income (expense), net	7	(19)	(2)
Income before provision for income taxes	494	1,695	1,008
Provision for income taxes	441	695	402
Net income	$53	$1,000	$606
Less: Net income attributable to participating securities	21	332	234
Net income attributable to Class A and Class B common stockholders	$32	$668	$372
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.02	$0.52	$0.34
Diluted	$0.01	$0.46	$0.28
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,006	1,294	1,107
Diluted	2,166	1,508	1,414

Share-based compensation expense included in costs and expenses:
Cost of revenue	$88	$9	$—
Research and development	843	114	9
Marketing and sales	306	37	2
General and administrative	335	57	9
Total share-based compensation expense	$1,572	$217	$20
 See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$53	$1,000	$606
Other comprehensive income (loss):
Foreign currency translation adjustment	9	—	(6)
Unrealized gain on available-for-sale investments, net of tax	1	—	—
Unrealized loss on derivative, net of tax	(2)	—	—
Comprehensive income	$61	$1,000	$600
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Par Value
Balances at December 31, 2009	543	$615	1,070	$—	$253	$—	$—	$868
Issuance of common stock, net of issuance costs	—	—	24	—	500	—	—	500
Issuance of common stock for cash upon exercise of stock options	—	—	70	—	6	—	—	6
Issuance of common stock related to acquisitions	—	—	6	—	60	—	—	60
Conversion of Series A preferred stock to common stock	(2)	—	2	—	—	—	—	—
Reclassification of option liability to additional paid-in capital	—	—	—	—	3	—	—	3
Share-based compensation, related to employee share-based awards	—	—	—	—	17	—	—	17
Share-based compensation, related to nonemployee share-based awards	—	—	—	—	1	—	—	1
Excess tax benefit from share-based award activity, net of deferred tax impact	—	—	—	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	606	606
Balances at December 31, 2010	541	615	1,172	—	947	(6)	606	2,162
Issuance of common stock, net of issuance costs	—	—	48	—	998	—	—	998
Issuance of common stock for cash upon exercise of stock options	—	—	102	—	28	—	—	28
Issuance of common stock to nonemployees for past services	—	—	—	—	3	—	—	3
Issuance of common stock related to acquisitions	—	—	2	—	58	—	—	58
Exercise of preferred stock warrants	8	—	—	—	—	—	—	—
Conversion of Series B & C preferred stock to common stock	(6)	—	6	—	—	—	—	—
Share-based compensation, related to employee share-based awards	—	—	—	—	217	—	—	217
Excess tax benefit from share-based award activity	—	—	—	—	433	—	—	433
Net income	—	—	—	—	—	—	1,000	1,000
Balances at December 31, 2011	543	615	1,330	—	2,684	(6)	1,606	4,899
Issuance of common stock, net of issuance costs	—	—	180	—	6,760	—	—	6,760
Issuance of common stock for cash upon exercise of stock options	—	—	135	—	17	—	—	17
Issuance of common stock to nonemployees for past services	—	—	—	—	1	—	—	1
Issuance of common stock related to acquisitions	—	—	26	—	274	—	—	274
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	279	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(123)	—	(2,862)	—	—	(2,862)
Conversion of Series A, B, C, D & E preferred stock to common stock	(543)	(615)	545	—	615	—	—	—
Share-based compensation, related to employee share-based awards	—	—	—	—	1,572	—	—	1,572
Excess tax benefit from share-based award activity	—	—	—	—	1,033	—	—	1,033
Other comprehensive income	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	53	53
Balances at December 31, 2012	—	$—	2,372	$—	$10,094	$2	$1,659	$11,755

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$53	$1,000	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	323	139
Loss on write-off of equipment	15	4	3
Share-based compensation	1,572	217	20
Deferred income taxes	(186)	(30)	23
Tax benefit from share-based award activity	1,033	433	115
Excess tax benefit from share-based award activity	(1,033)	(433)	(115)
Changes in assets and liabilities:
Accounts receivable	(170)	(174)	(209)
Income tax refundable	(451)	—	—
Prepaid expenses and other current assets	(14)	(24)	(38)
Other assets	2	(5)	(6)
Accounts payable	1	6	12
Platform partners payable	(2)	96	75
Accrued expenses and other current liabilities	160	37	20
Deferred revenue and deposits	(60)	49	37
Other liabilities	43	50	16
Net cash provided by operating activities	1,612	1,549	698
Cash flows from investing activities
Purchases of property and equipment	(1,235)	(606)	(293)
Purchases of marketable securities	(10,307)	(3,025)	—
Sales of marketable securities	2,100	113	—
Maturities of marketable securities	3,333	516	—
Investments in non-marketable equity securities	(2)	(3)	—
Acquisitions of businesses, net of cash acquired, and purchases of intangible and other assets	(911)	(24)	(22)
Change in restricted cash and deposits	(2)	6	(9)
Net cash used in investing activities	(7,024)	(3,023)	(324)
Cash flows from financing activities
Net proceeds from issuance of common stock	6,760	998	500
Taxes paid related to net share settlement of equity awards	(2,862)	—	—
Proceeds from exercise of stock options	17	28	6
Proceeds from long-term debt, net of issuance cost	1,496	—	250
Repayment of long-term debt	—	(250)	—
Proceeds from sale and lease-back transactions	205	170	—
Principal payments on capital lease obligations	(366)	(181)	(90)
Excess tax benefit from share-based award activity	1,033	433	115
Net cash provided by financing activities	6,283	1,198	781
Effect of exchange rate changes on cash and cash equivalents	1	3	(3)
Net increase (decrease) in cash and cash equivalents	872	(273)	1,152
Cash and cash equivalents at beginning of period	1,512	1,785	633
Cash and cash equivalents at end of period	$2,384	$1,512	$1,785
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow data
Cash paid during the period for:
Interest	$38	$28	$23
Income taxes, net	$53	$197	$261
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(40)	$135	$47
Property and equipment acquired under capital leases	$340	$473	$217
Fair value of shares issued related to acquisitions of businesses and other assets	$274	$58	$60

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Organization and Description of Business
Facebook was incorporated in Delaware in July 2004. Our mission is to make the world more open and connected. We build products that support our mission by providing utility to Facebook users, Platform developers, and marketers. We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers.
Basis of Presentation
We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of share-based awards, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Reclassifications
We have reclassified certain prior period amounts within our consolidated statements of income and cash flows to conform to our current year presentation. These reclassifications did not affect previously reported revenue, total costs and expenses, income from operations, net income in the consolidated statements of income, or net cash provided by operating activities in the consolidated statements of cash flows.
Revenue Recognition
We generate substantially all of our revenue from advertising and payment processing fees. We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of Facebook's obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.
Revenue for the years ended December 31, 2012, 2011, and 2010 consists of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Advertising	$4,279	$3,154	$1,868
Payments and other fees	810	557	106
Total revenue	$5,089	$3,711	$1,974

Advertising
Advertising revenue is generated by displaying ad products on the Facebook website or mobile app and third-party affiliated websites or mobile apps. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of clicks made by our users. The typical term of an advertising arrangement is approximately 30 days with billing generally occurring after the delivery of the advertisement.
We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Payments and Other Fees
We enable Payments from our users to our Platform developers. Our users can transact and make payments on the Facebook Platform by using credit cards, PayPal or other payment methods available on our website. The primary method for users to transact with the developers on the Facebook Platform is via the purchase of our virtual currency, which enables our users to purchase virtual and digital goods in games and apps. Upon the initial sale of our virtual currency, we record consideration received from a user as a deposit.
When a user engages in a payment transaction utilizing our virtual currency for the purchase of a virtual or digital good from a Platform developer, we reduce the user's virtual currency balance by the price of the purchase, which is a price that is solely determined by the Platform developer. We remit to the Platform developer an amount that is based on the total amount of virtual currency redeemed less the processing fee that we charge the Platform developer for the transaction. Our revenue is the net amount of the transaction, representing our processing fee for the service performed. We record revenue on a net basis as we do not consider ourselves to be the principal in the sale of the virtual or digital good to the user.
Our Payments terms and conditions provide for a 30-day claim period subsequent to a Payments transaction during which the customer may dispute the virtual or digital goods transaction. Through the third quarter of 2012, we had deferred recognition of Payments revenue until the expiration of this period as we were unable to make reasonable and reliable estimates of future refunds or chargebacks arising during this claim period, due to lack of historical transactional information. Beginning in the fourth quarter of 2012, we had 24 months of historical transactional information which enabled us to estimate future refunds and chargebacks. Accordingly, in the fourth quarter of 2012, we recorded all Payments revenues at the time of the purchase of the related virtual or digital goods, net of estimated refunds or chargebacks. This change resulted in a one-time increase in Payments revenue in the fourth quarter of 2012 of approximately $66 million as we recognized revenue from four months of transactions.
Other fees, which includes user Promoted Posts and, to a lesser extent, Facebook Gifts, have not been material in all periods presented in our financial statements.
Revenue is recognized net of applicable sales and other taxes.
Cost of Revenue
Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers such as facility and server equipment depreciation, facility and server equipment rent expense, energy and bandwidth costs, support and maintenance costs, and salaries, benefits and share-based compensation for certain personnel on our operations teams. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions.
Share-based Compensation
We account for share-based employee compensation plans under the fair value recognition and measurement provisions of GAAP. Those provisions require all share-based payments to employees, including grants of stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense generally recognized in our consolidated statements of income over the period during which the employee is required to perform service in exchange for the award.
Prior to January 1, 2011, we granted RSUs (Pre-2011 RSUs) under our 2005 Stock Plan to our employees and members of our board of directors that vested upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over four years. The liquidity condition was satisfied six months after our initial public offering (IPO) in May 2012. The vesting condition that was satisfied six months following our IPO did not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of our IPO. This six-month period was not a substantive service condition and, accordingly, beginning on the effectiveness of our IPO in May 2012, we recognized cumulative share-based compensation expense for the portion of the RSUs that had met the service condition, following the accelerated attribution method (net of estimated forfeitures). In the year ended December 31, 2012, we recognized $1.04 billion of share-based compensation expense related to our Pre-2011 RSUs. Refer to Note 11 Stockholders' Equity for disclosure with respect to the settlement of the Pre-2011 RSUs.
RSUs granted on or after January 1, 2011 (Post-2011 RSUs) under our 2005 Stock Plan or 2012 Equity Incentive Plan (2012 Plan)are not subject to a liquidity condition in order to vest, and compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period. The majority of Post-2011 RSUs are earned over a service period of four to five years, and vested shares will be settled beginning in 2013.
Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of income and as such, only those share-based awards that we expect to vest are recorded. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.
We have historically issued unvested restricted shares to employee stockholders of certain acquired companies. As these awards are generally subject to continued post-acquisition employment, we have accounted for them as post-acquisition share-based compensation expense. We recognize compensation expense equal to the grant date fair value of the common stock on a straight-line basis over the employee's required service period.
During the years ended December 31, 2012, 2011, and 2010, we realized tax benefits from share-based award activity of $1.03 billion, $433 million and $115 million, respectively. These amounts reflect the extent that the total reduction to our income tax liability from share-based award activity was greater than the amount of the deferred tax assets that we had previously recorded in anticipation of these benefits. These amounts are the aggregate of the individual transactions in which the reduction to our income tax liability was greater than the deferred tax assets that we recorded, reduced by any individual transactions in which the reduction to our income tax liability was less than the deferred tax assets that were recorded. These net amounts were recorded as an adjustment to stockholders' equity in each period, as an increase to cash flows from operating activities, and were not recognized in our consolidated statements of income.
The tax benefits realized from share-based award activity of $1.03 billion relate to both the reduction of current year income tax liabilities and the expected refund of $451 million from income tax loss carrybacks to 2010 and 2011.
In addition, we reported excess tax benefits that decreased our cash flows from operating activities and increased our cash flows from financing activities for the years ended December 31, 2012, 2011, and 2010, by $1.03 billion, $433 million, $115 million, respectively. The amounts of these excess tax benefits reflect the total of the individual transactions in which the reduction to our income tax liability was greater than the deferred tax assets that were recorded, but were not reduced by any of the individual transactions in which the reduction to our income tax liability was less than the deferred tax assets that were recorded.
Income Taxes
We recognize income taxes under the asset and liability method. We recognize deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.
Advertising Expense
Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $67 million, $28 million, and $8 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Cash and Cash Equivalents, and Marketable Securities
Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds, and U.S. government and U.S. government agency securities with maturities of 90 days or less from the date of purchase.
We hold investments in marketable securities, consisting of U.S. government and U.S. government agency securities. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments of cash available for current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income/(loss) in stockholders' equity. Unrealized losses are charged against other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as other income (expense), net.
We classify certain restricted cash balances within prepaid expenses and other current assets and other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.
Non-Marketable Securities
We invest in certain investment funds that are not publicly traded. We carry these investments at cost because we do not have significant influence over the underlying investee. We assess for any other-than-temporary impairment at least on an annual basis. No impairment charge has been recorded to-date on our non-marketable securities. We classify these investments within other assets on the accompanying consolidated balance sheets.
Derivative Financial Instruments
We account for derivative instruments as either assets or liabilities and carry them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash-flow hedges, the effective portion of the gain or loss on the derivative instruments is initially reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders' equity and is subsequently recognized in earnings when the hedge exposure is recognized in earnings. The ineffective portion of the gain or loss on the derivative instruments, if any, is recognized in earnings. To receive hedge accounting treatment, a cash flow hedge must be highly effective in offsetting changes to expected future cash flows on the hedged transaction.
In October 2012 we entered into an interest rate swap agreement to hedge our exposure to interest rate fluctuation with respect to our $1.5 billion floating rate three-year unsecured term loan facility. The critical terms of the interest rate swap agreement and the related debt agreement match and allow us to designate the interest rate swap as a highly effective cash flow hedge under GAAP. We periodically assess the effectiveness of our hedged transaction. The interest rate swap agreement is currently our only derivative instrument and is not used for trading purpose. Refer to Note 9 Long-term Debt for further disclosure on the interest rate swap agreement.
Fair Value of Financial Instruments
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1-Quoted prices in active markets for identical assets or liabilities.
Level 2-Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3-Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.
Our valuation techniques used to measure the fair value of money market funds and marketable debt securities were derived from quoted prices in active markets for identical assets or liabilities and our valuation technique used to measure the fair value of our derivative instrument was based on a model-driven valuation using significant inputs derived from or corroborated by observable market data.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers' ability to pay.

Property and Equipment
Property and equipment, which includes amounts recorded under capital leases, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, in the case of a capital lease, whichever is shorter.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Network equipment	Three to four years
Buildings	15 to 20 years
Computer software, office equipment and other	Two to five years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

Land and assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.
The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in income from operations.
Lease Obligations
We lease office space, data centers, and equipment under non-cancelable capital and operating leases with various expiration dates through 2027. Certain of the operating lease agreements contain rent holidays, rent escalation provisions, and purchase options. Rent holidays and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets
We evaluate the recoverability of property and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under the new authoritative guidance issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2012, no impairment of goodwill has been identified.
Acquired amortizable intangible assets, which are included in goodwill and intangible assets, net, are amortized on a straight-line basis over the estimated useful lives of the assets. The estimated remaining useful lives for intangible assets range from less than one year to 17 years.
In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Deferred Revenue and Deposits
Deferred revenue consists of billings in advance of revenue recognition. Deposits relate to unused virtual currency held by our users. Once this virtual currency is utilized by a user, approximately 70% of this amount would then be payable to the Platform developer and the balance would be recognized as revenue.
Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2012	2011
Deferred revenue	$8	$75
Deposits	22	15
Total deferred revenue and deposits	$30	$90

Foreign Currency
Generally the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net losses resulting from foreign exchange transactions were $9 million, $29 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively. These losses were recorded as other income (expense), net on our consolidated statements of income.
Credit Risk and Concentration
Financial instruments owned by the company that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments. Cash equivalents consist of short-term money market funds and U.S. government and U.S. government agency securities, which are deposited with reputable financial institutions. Marketable securities consist of investments in U.S. government and U.S. government agency securities. Our investment policy limits investment instruments to U.S. government and U.S. government agency securities with the main objective of preserving capital and maintaining liquidity.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 51%, 56%, and 62% of our revenue for the years ended December 31, 2012, 2011, and 2010, respectively, from marketers and Platform developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, Canada, Australia, and Brazil.
We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2012, 2011, and 2010, our bad debt expenses were $9 million, $8 million, and $9 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
Revenue from one customer, Zynga, represented 12% of total revenue for the year ended December 31, 2011. Revenue from Zynga consisted of payments processing fees related to their sale of virtual goods and from direct advertising purchased by Zynga. No customer represented 10% or more of total revenue during the years ended December 31, 2012 and 2010.

 Segments
Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reporting segment and operating unit structure.
Recently Issued and Adopted Accounting Pronouncement
Comprehensive Income
In May 2011, the FASB issued guidance that changed the requirement for presenting "Comprehensive Income" in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted this new guidance on January 1, 2012.
Goodwill Impairment Testing
In September 2011, the FASB issued an amendment to an existing accounting standard which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. An entity now has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this new standard on January 1, 2012 and the adoption did not have a material impact on our financial statements.

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
In 2012, we also completed other business acquisitions for total consideration of $87 million. These acquisitions were not material to our consolidated financial statements individually or in the aggregate. Pro forma results of operations related to our acquisition of Instagram or of other companies during the year ended December 31, 2012 have not been presented because they are not material to our consolidated statements of income, either individually or in the aggregate.
The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed and the related useful lives, where applicable:

	Instagram, Inc.		Other
	(in millions)	Useful lives (in years)	(in millions)	Useful lives (in years)
Amortizable intangible assets:
Acquired technology	$74	5	$20	3 - 5
Tradename and other	64	2 - 7	8	2 - 3
Net liabilities assumed	(1)		(4)
Deferred tax liabilities	(49)		(9)
Net assets acquired	$88		$15
Goodwill	433		72
Total fair value considerations	$521		$87
Goodwill generated from all business acquisitions completed during 2012 is primarily attributable to expected synergies from future growth and potential monetization opportunities and is not deductible for tax purposes.

In 2012, we also acquired $633 million of patents and other intellectual property rights. We completed the largest of these intangible asset purchases in June 2012 under an agreement with Microsoft Corporation pursuant to which we were assigned Microsoft's rights to acquire approximately 615 U.S. patents and patent applications and certain of their foreign counterparts, consisting of approximately 170 foreign patents and patent applications, that were subject to an agreement between AOL Inc. and Microsoft entered into on April 5, 2012. We paid $550 million in cash in exchange for these patents and patent applications. As part of this transaction, we established a deferred tax liability of $49 million to reflect the difference between the future tax basis and book basis in the acquired patents and patent applications, which also increased the capitalized patent cost by this amount. As part of this transaction, we obtained a license to the other AOL patents and patent applications being purchased by Microsoft and granted Microsoft a license to the AOL patents and patent applications that we acquired. The acquisitions of these patents, patent applications and other intellectual property rights were accounted for as asset acquisitions. Patents acquired during 2012 have estimated useful lives ranging from three to 17 years from the dates of acquisition.

Note 3.	Earnings per Share
We compute earnings per share (EPS) of Class A and Class B common stock using the two-class method required for participating securities. Prior to the date of the IPO, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately after the completion of our IPO in May 2012, all outstanding shares of convertible preferred stock converted to Class B common stock. Additionally, we consider restricted stock awards to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares.
Undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. Net losses, if any are not allocated to these participating securities. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase.
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
Dilutive securities in our diluted EPS calculation for the years ended December 31, 2011 and 2010 do not include Pre-2011 RSUs. Vesting of these RSUs is dependent upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our IPO. Our IPO did not occur until May 2012. Therefore, prior to this date the holders of these RSUs had no rights in our undistributed earnings and accordingly, they are excluded from the effect of basic and dilutive securities. However, subsequent to the completion of our IPO in May 2012, these RSUs are included in our basic and diluted EPS calculation. Post-2011 RSUs are not subject to a liquidity condition in order to vest, and are thus included in the calculation of diluted EPS. We also excluded 15 million and three million Post-2011 RSUs for the years ended December 31, 2012 and December 31, 2011, respectively, and two million shares issuable upon exercise of employee stock options for the year ended December 31, 2010 because the impact would be anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$18	$35	$85	$915	$18	$588
Less: Net income attributable to participating securities	7	14	28	304	7	227
Net income attributable to common stockholders	$11	$21	$57	$611	$11	$361
Denominator
Weighted average shares outstanding	668	1,344	110	1,189	32	1,081
Less: Shares subject to repurchase	1	5	—	5	—	6
Number of shares used for basic EPS computation	667	1,339	110	1,184	32	1,075
Basic EPS	$0.02	$0.02	$0.52	$0.52	$0.34	$0.34
Diluted EPS:
Numerator
Net income attributable to common stockholders	$11	$21	$57	$611	$11	$361
Reallocation of net income attributable to participating securities	—	—	31	—	30	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	21	—	611	—	361	—
Reallocation of net income to Class B common stock	—	1	—	37	—	32
Net income attributable to common stockholders for diluted EPS	$32	$22	$699	$648	$402	$393
Denominator
Number of shares used for basic EPS computation	667	1,339	110	1,184	32	1,075
Conversion of Class B to Class A common stock	1,339	—	1,184	—	1,075	—
Weighted average effect of dilutive securities:
Employee stock options	134	134	204	204	295	295
RSUs	23	23	5	5	—	—
Shares subject to repurchase	3	3	3	3	4	4
Warrants	—	—	2	2	8	8
Number of shares used for diluted EPS computation	2,166	1,499	1,508	1,398	1,414	1,382
Diluted EPS	$0.01	$0.01	$0.46	$0.46	$0.28	$0.28

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities for the periods presented (in millions):

	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$1,513	$510
Cash equivalents:
Money market funds	871	892
U.S. government securities	—	60
U.S. government agency securities	—	50
Total cash and cash equivalents	2,384	1,512
Marketable securities:
U.S. government securities	5,165	1,415
U.S. government agency securities	2,077	981
Total marketable securities	7,242	2,396
Total cash, cash equivalents and marketable securities	$9,626	$3,908
The gross unrealized gains or losses on our marketable securities as of December 31, 2012 and 2011 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of December 31, 2012 and 2011.
The following table classifies our marketable securities by contractual maturities: (in millions):

	December 31,
	2012	2011
Due in one year	$4,815	$1,964
Due in one to two years	2,427	432
Total	$7,242	$2,396

Note 5.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$871	$871	$—	$—
Marketable securities:
U.S. government securities	5,165	5,165	—	—
U.S. government agency securities	2,077	2,077	—	—
Total cash equivalents and marketable securities	$8,113	$8,113	$—	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

Other liabilities:
Derivative financial instrument	$4	$—	$4	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Cash equivalents:
Money market funds	$892	$892	—	—
U.S. government securities	60	60	—	—
U.S. government agency securities	50	50	—	—
Total cash equivalents	1,002	1,002	—	—
Marketable securities:
U.S. government securities	1,415	1,415	—	—
U.S. government agency securities	981	981	—	—
Total cash equivalents and marketable securities	$3,398	$3,398	$—	$—
There was no contingent consideration liability or interest rate swap as of December 31, 2011.
Our Level 2 derivative financial instrument represents our interest rate swap agreement which is valued based on a valuation model using significant inputs derived from or corroborated by observable market data.
We estimate the fair value of our Level 3 contingent consideration liability based on the probability assessment of the earn-out criteria. In developing these estimates, we consider factors not observed in the market and thus this represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Our fair value estimate of this liability was $6 million at the date of acquisition. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and our stock prices, are recognized in earnings in the period when the change in the estimated fair value occurs.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	December 31,
	2012	2011
Network equipment	$1,912	$1,016
Land	36	34
Buildings	594	355
Leasehold improvements	194	120
Computer software, office equipment and other	93	73
Construction in progress	444	327
Total	3,273	1,925
Less: accumulated depreciation	(882)	(450)
Property and equipment, net	$2,391	$1,475

Depreciation expense on property and equipment was $566 million, $303 million and $129 million during 2012, 2011 and 2010, respectively.
Property and equipment at December 31, 2012 and 2011 includes $1.28 billion and $881 million, respectively, acquired under capital lease agreements of which the majority is included in computer software, office equipment, and other. Accumulated depreciation of property and equipment acquired under these capital leases was $437 million and $210 million at December 31, 2012 and 2011, respectively.
Construction in progress includes costs primarily related to the construction of data centers and equipment located in our data centers in Oregon, North Carolina, and Sweden. Interest capitalized during the years presented was not material.

Note 7.	Goodwill and Intangible Assets
The changes in carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in millions):

Balance as of December 31, 2010	$37
Goodwill acquired	48
Effect of currency translation adjustment	(3)
Balance as of December 31, 2011	82
Goodwill acquired	505
Balance as of December 31, 2012	$587
Intangible assets consist of the following (in millions):

		December 31, 2012			December 31, 2011
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	3 - 18	$684	$(53)	$631	$51	$(4)	$47
Acquired technology	2 - 10	133	(32)	101	38	(15)	23
Tradename and other	2 - 7	94	(25)	69	23	(13)	10
Total		$911	$(110)	$801	$112	$(32)	$80

Amortization expense of intangible assets for the years ended December 31, 2012, 2011, and 2010 was $78 million, $20 million,

and $9 million, respectively.
As of December 31, 2012, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2013	$126
2014	120
2015	112
2016	102
2017	86
Thereafter	255
Total	$801

Note 8.	Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows (in millions):

	December 31,
	2012	2011
Accrued compensation and benefits	$146	$57
Other current liabilities	277	239
Total accrued expenses and other current liabilities	$423	$296

Note 9.	Long-term Debt
In 2011, we entered into an agreement for an unsecured five-year revolving credit facility that allowed us to borrow up to $2.5 billion, with interest payable on borrowed amounts set at LIBOR plus 1.0%. No amounts were drawn down under this agreement as of December 31, 2011. This credit facility was terminated in February 2012.
In February 2012, we entered into a new agreement for an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion for general corporate purposes, with interest payable on the borrowed amounts set at LIBOR plus 1.0%. Origination fees are amortized over the term of the credit facility. Under the terms of the agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance. As of December 31, 2012, no amounts were drawn down and we were in compliance with the covenants under this credit facility.
Concurrent with our entering into the revolving credit facility in February 2012, we also entered into a bridge credit facility agreement that allows us to borrow up to $3 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO, with interest payable on the borrowed amounts set at LIBOR plus 1.0% and an additional 0.25% payable on drawn balances outstanding from and after the 180th day of borrowing. Under the terms of the agreement, we are obligated to pay a commitment fee of 0.10% per annum on the daily undrawn balance from and after the 90th day following the date we entered into the bridge facility.
In October 2012, we amended and restated our bridge credit facility, and converted it into a three-year unsecured term loan facility (Amended and Restated Term Loan) that allows us to borrow up to $1.5 billion to fund tax withholding and remittance obligations related to the settlement of RSUs in connection with our IPO with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the Amended and Restated Term Loan, which fees are being amortized over the term of the facility. On October 25, 2012, we fully drew down the $1.5 billion available on the Amended and Restated Term Loan to fund a portion of the withholding tax liability that arise due to the vesting and settlement of RSUs in October and November 2012. We paid an additional upfront fee of 0.15% of the $1.5 billion drawn down on the funding date, which fee is being amortized over the remaining term of the facility. The amount outstanding under this facility will become due and payable on October 25, 2015. As of December 31, 2012, we were in compliance with the covenants in the Amended and Restated Term Loan.
In connection with the draw down of the Amended and Restated Term Loan, we entered into an interest rate swap agreement with an effective date of October 25, 2012. The notional amount of the interest rate swap agreement is $1.5 billion and the agreement converts the one-month LIBOR rate on the corresponding notional amount of debt to a fixed interest rate of 1.46% to hedge our exposure to interest rate fluctuation. This interest rate swap has a maturity date of October 25, 2015. We have designated the interest rate swap agreement as a qualifying hedging instrument and accounted for it as a cash flow hedge.

As of December 31, 2012 the change in fair value of this interest rate swap agreement, net of tax was $2 million and is recognized in AOCI with the corresponding fair value of $4 million included in other liabilities on our consolidated balance sheet. For the year ended December 31, 2012, the amount of loss in other comprehensive income reclassified to interest expense was not significant. There were no realized gains or losses on derivative other than those related to the periodic settlement of the interest rate swap.
We estimate that $3 million of derivative losses included in AOCI will be reclassified into earnings within the next 12 months. This amount has been calculated based on the variable interest rate assumptions used in the fair value calculation of the interest rate swap agreement as of December 31, 2012.

Note 10.	Commitments and Contingencies
Commitments
Leases
We entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we have purchased property and equipment for which we have subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years except for building leases which are for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings, leasehold improvements, and equipment. We have also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land and data centers with original lease periods expiring between now and 2027. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable capital and operating leases as of December 31, 2012 (in millions):

	Capital Leases	Operating Leases
2013	$398	$142
2014	278	128
2015	125	117
2016	20	110
2017	15	102
Thereafter	143	252
Total minimum lease payments	$979	$851
Less: amount representing interest and taxes	(123)
Less: current portion of the present value of minimum lease payments	(365)
Capital lease obligations, net of current portion	$491
Operating lease expenses totaled $196 million, $219 million, and $178 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Other contractual commitments
We also have $749 million of non-cancelable contractual commitments as of December 31, 2012, primarily related to equipment and supplies for our data center operations, and, to a lesser extent, construction of our data center sites. The majority of these commitments are due in 2013.
Contingencies
Legal Matters
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
In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies relating to the matters set forth above. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.
We are also party to various legal proceedings and claims which arise in the ordinary course of business. Among these pending legal matters, two cases are currently scheduled for trial in the near future:  Summit 6 LLC v. Research in Motion Corporation et al., Case No. 3:11cv00367, is scheduled to begin trial as early as February 19, 2013, in the U.S. District Court for the Northern District of Texas, and Timelines, Inc. v. Facebook, Inc., Case No. 1:2011cv06867, is scheduled to begin trial on April 22, 2013, in the U.S. District Court for the Northern District of Illinois.  In the Summit 6 case, the plaintiffs allege that Facebook infringes certain patents held by the plaintiffs.  In the Timelines case, the plaintiffs allege that Facebook infringes a trademark held by the plaintiffs. In both cases, the plaintiffs are seeking significant monetary damages and equitable relief.
We believe the claims made by the Summit 6 plaintiffs and the Timelines plaintiffs are without merit, and we intend to continue to defend ourselves vigorously in both cases.  Although the outcome of litigation is inherently uncertain, we do not believe the possibility of loss in either of these cases is probable.  We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision, and we have not accrued a liability for either matter.  If an unfavorable outcome were to occur in the Summit 6 case and/or the Timelines case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
Indemnifications
In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows. In our opinion, as of December 31, 2012, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2012.

Note 11.	Stockholders' Equity
Initial Public Offering
In May 2012, we completed our IPO in which we issued and sold 180,000,000 shares of Class A common stock at a public offering price of $38.00 per share and the selling stockholders sold 241,233,615 shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds received from the IPO were $6.8 billion after deducting underwriting discounts and commissions of $75 million and other offering expenses of approximately $7 million.
Convertible Preferred Stock
Upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock, as shown on the table below, automatically converted into an aggregate of 545,401,443 shares of our Class B common stock.

The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of our respective series as of December 31, 2011 and immediately prior to the conversion into common stock:

	Shares		Aggregate Liquidation Preference	Dividend Per Share Per Annum	Conversion Ratio Per Share
	Authorized	Issued and Outstanding
	(in thousands)	(in thousands)	(in millions)
Series A	134,747	133,055	$1	$0.00036875	1.000000
Series B	226,032	224,123	13	0.00456	1.004910
Series C	95,768	91,410	26	0.02297335	1.004909
Series D	67,454	50,591	375	0.593	1.012561
Series E	45,000	44,038	200	0.3633264	1.000000
Total	569,001	543,217	$615
Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2012, we are authorized to issue 5,000,000,000 shares of Class A common stock and 4,141,000,000 shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2012, we did not declare any dividends and our credit facilities contain restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
Upon the closing of our IPO, an aggregate of 335,943,024 shares of Class B common stock were converted into Class A common stock. As of December 31, 2012, there were 1,671,277,621 shares and 701,427,574 shares of Class A common stock and Class B common stock, respectively, issued and outstanding.
Share-based Compensation Plans
We maintain three share-based employee compensation plans: the 2012 Plan, the 2005 Stock Plan and the 2005 Officers' Stock Plan (collectively, Stock Plans). Our 2012 Plan was approved by our board of directors in January 2012 and adopted by our stockholders in April 2012. The 2012 Plan, effective on May 17, 2012, serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. No new awards will be issued under the 2005 Stock Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan. Shares available for grant under the 2005 Stock Plan, which were reserved but not issued or subject to outstanding awards under the 2005 Stock Plan as of the effective date, were added to the reserves of the 2012 Plan.
We have initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan will increase automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total outstanding shares of our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee.
The 2005 Officers' Stock Plan provides for up to 120,000,000 shares of incentive and nonstatutory stock options to certain of our employees or officers. The 2005 Officers' Stock Plan will terminate ten years after its adoption unless terminated earlier by our compensation committee. Stock options become vested and exercisable at such times and under such conditions as determined by our compensation committee on the date of grant. In November 2005, we issued a nonstatutory stock option to our CEO to purchase 120,000,000 shares of our Class B common stock under the 2005 Officers' Stock Plan. As of December 31, 2012, the option had been partially exercised in respect of 60,000,000 shares with the remainder remaining outstanding and fully vested, and no options were available for future issuance under the 2005 Officers' Stock Plan.

The following table summarizes the stock option and RSU award activities under the Stock Plans for the year ended December 31, 2012:

		Shares Subject to Options Outstanding				Outstanding RSUs
	Shares Available for Grant(1)	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(2)	Outstanding RSUs(3)	Weighted Average Grant Date Fair Value
	(in thousands)	(in thousands)		(in years)	(in millions)	(in thousands)
Balance as of December 31, 2011	52,318	258,539	$0.47	4.38	$7,360	378,772	$6.83
Stock options exercised	—	(135,505)	0.12			—
Stock options forfeited/cancelled	213	(213)	1.41			—
RSUs granted	(41,252)	—				41,252	32.60
RSUs settled	—	—				(278,846)	3.02
Shares withheld related to net share settlement of RSUs	122,757	—				—
RSUs forfeited and cancelled	12,955	—				(12,955)	20.00
2012 Equity Incentive Plan shares authorized	25,000	—				—
Balance as of December 31, 2012	171,991	122,821	$0.85	3.79	$3,166	128,223	$22.08
Stock options vested and expected to vest as of December 31, 2012		122,791	$0.85	3.79	$3,166
Stock options exercisable as of December 31, 2012		113,688	$0.34	3.53	$2,989

(1)	After excluding 195 thousand restricted stock awards included in the table above, 171,796 thousand shares are available for grant under the Stock Plans as of December 31, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of our common stock as of December 31, 2011 and the closing market price of our common stock as of December 31, 2012.

(3)
During the year ended December 31, 2012 69,196 thousand RSUs were vested and the total grant date fair value of these RSUs vested is $9.14. As of December 31, 2012 and 2011, we have 113,044 thousand and 153,943 thousand of unvested RSUs.

Under net settlement procedures currently applicable to our outstanding RSUs for current and former employees, upon each settlement date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. We settled 279 million of Pre-2011 RSUs in 2012 of which 273 million RSUs were net settled by withholding 123 million shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $2.86 billion to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation to the tax authorities was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of Pre-2011 RSUs are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share. These shares are returned to the reserves and are available for future issuance under the 2012 Plan.
We estimate the fair value of stock options granted using the Black-Scholes-Merton single option valuation model, which requires inputs such as expected term, expected volatility and risk-free interest rate. Further, the estimated forfeiture rate of awards also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop.
We estimate the expected term based upon the historical behavior of our employees for employee grants. We estimate expected volatility based on a study of publicly traded industry peer companies. The forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Our dividend yield is 0%, since we have not paid, and do not expect to pay, dividends.

The fair values of employee options granted during 2010 have been estimated as of the date of grant using the following weighted-average assumptions.

December 31, 2010
Expected term from grant date (in years)	7.15
Risk-free interest rate	1.69%
Expected volatility	0.46
Dividend yield	—
The weighted-average fair value of employee options granted during the year ended December 31, 2010 was $5.26 per share. There were no options granted for the years ended December 31, 2012 and 2011.
The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at
December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - 0.04	5,381	2.65	$0.04	5,381	$0.04
0.06	63,379	2.86	0.06	63,379	0.06
0.10 - 0.18	18,096	3.66	0.15	18,096	0.15
0.29 - 0.33	14,701	4.40	0.31	14,701	0.31
1.78	4,693	5.59	1.78	3,701	1.78
1.85	4,865	6.04	1.85	3,938	1.85
2.95	2,506	6.64	2.95	1,567	2.95
3.23	4,500	6.82	3.23	2,925	3.23
10.39	3,500	7.56	10.39	—	—
15.00	1,200	7.81	15.00	—	—
	122,821	3.79	$0.85	113,688	$0.34
The aggregate intrinsic value of the options exercised in the years ended December 31, 2012, 2011, and 2010 was $4.23 billion, $2.38 billion and $492 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $5 million, $6 million and $16 million, respectively.
As of December 31, 2012, there was $2.21 billion of unrecognized share-based compensation expense, of which $1.96 billion is related to RSUs, and $244 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 12.	Other income (expense), net
The following table presents the detail of other income (expense), net, for the periods presented (in millions):

	Year Ended December 31,
	2012	2011	2010
Interest income	$14	$4	$1
Foreign currency exchange losses, net	(9)	(29)	(1)
Other	2	6	(2)
Other income (expense), net	$7	$(19)	$(2)

Note 13.	Income Taxes
The components of income before provision for income taxes for the years ended December 31, 2012, 2011, and 2010 are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Domestic	$1,062	$1,819	$1,027
Foreign	(568)	(124)	(19)
Income before provision for income taxes	$494	$1,695	$1,008
The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$559	$664	$325
State	45	60	57
Foreign	22	8	1
Total current tax expense	626	732	383
Deferred:
Federal	(172)	(34)	13
State	(6)	(3)	6
Foreign	(7)	—	—
Total deferred tax expense (benefit)	(185)	(37)	19
Provision for income taxes	$441	$695	$402

A reconciliation of the U.S. federal statutory income tax rate of 35% to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.2	2.2	4.0
Research tax credits	—	(1.0)	(0.8)
Share-based compensation	19.2	1.5	0.3
Foreign losses not benefited	26.9	3.3	0.8
Other	2.0	—	0.6
Effective tax rate	89.3%	41.0%	39.9%

Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders' equity. The income tax benefits resulting from stock awards that were credited to stockholders' equity were $1.03 billion, $433 million and $107 million for the years ended December 31, 2012, 2011, and 2010.

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$10	$3
Tax credit carryforward	37	9
Share-based compensation	233	79
Accrued expenses and other liabilities	83	58
Other	16	—
Total deferred tax assets	379	149
Less: valuation allowance	(37)	(9)
Deferred tax assets, net of valuation allowance	342	140

Deferred tax liabilities:
Depreciation and amortization	(97)	(69)
Purchased intangible assets	(92)	(10)
Deferred foreign taxes	(15)	(1)
Total deferred tax liabilities	(204)	(80)
Net deferred tax assets	$138	$60
The valuation allowance was approximately $37 million and $9 million as of December 31, 2012 and 2011, respectively, related to state tax credits that we do not believe will ultimately be realized.
As of December 31, 2012, the U.S. federal and state net operating loss carryforwards were approximately $5.83 billion and $7.62 billion, which will expire in 2027 and 2021, respectively, if not utilized. If realized, $2.17 billion of net operating loss carryforwards will be recognized as a benefit through additional paid in capital. We also have state tax credit carryforwards of $181 million, which carry forward indefinitely.
Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three-year period.
Our net foreign pretax losses include jurisdictions with both pretax earnings and pretax losses. Our consolidated financial statements provide taxes for all related tax liabilities that would arise upon repatriation of earnings in the foreign jurisdictions where we do not intend to indefinitely reinvest those earnings outside the United States, and the amount of taxes provided for has been insignificant.
The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2012	2011	2010
Gross unrecognized tax benefits-beginning of period	$63	$18	$9
Increase related to prior year tax positions	13	5	1
Decreases related to prior year tax positions	(16)	(2)	(2)
Increases related to current year tax positions	104	42	10
Gross unrecognized tax benefits-end of period	$164	$63	$18
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. For the year ended December 31, 2012, we recognized interest of $3 million and penalties of $1 million. The amount of interest and penalties accrued as of December 31, 2012 and 2011 was $10 million and $6 million, respectively.
If the remaining balance of gross unrecognized tax benefits of $164 million as of December 31, 2012 was realized in a future period, this would result in a tax benefit of $70 million within our provision of income taxes at such time.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and 2012 tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not material to our financial statements.
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

Note 14.	Geographical Information
Revenue by geography is based on the billing address of the advertiser or Platform developer. The following table sets forth revenue and property and equipment, net by geographic area (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$2,578	$2,067	$1,223
Rest of the world(1)	2,511	1,644	751
Total revenue	$5,089	$3,711	$1,974

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	December 31,
	2012	2011
Property and equipment, net:
United States	$2,110	$1,444
Rest of the world(1)	281	31
Total property and equipment, net	$2,391	$1,475

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2012.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investor.fb.com) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements:

2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this first day of February 2013.

FACEBOOK, INC.

Date:	February 1, 2013	/S/ MARK ZUCKERBERG
Mark Zuckerberg
Chairman and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Ebersman and Theodore W. Ullyot, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ MARK ZUCKERBERG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 1, 2013
Mark Zuckerberg

/S/ DAVID A. EBERSMAN	Chief Financial Officer (Principal Financial Officer)	February 1, 2013
David A. Ebersman

/S/ DAVID M. SPILLANE	Chief Accounting Officer (Principal Accounting Officer)	February 1, 2013
David M. Spillane

/s/ Marc L. Andreessen	Director	February 1, 2013
Marc L. Andreessen

/s/ Erskine B. Bowles	Director	February 1, 2013
Erskine B. Bowles

/s/ James W. Breyer	Director	February 1, 2013
James W. Breyer

/s/ Donald E. Graham	Director	February 1, 2013
Donald E. Graham

/s/ Reed Hastings	Director	February 1, 2013
Reed Hastings

/s/ Sheryl K. Sandberg	Director	February 1, 2013
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	February 1, 2013
Peter A. Thiel

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate	S-8	333-181566	4.4	May 21, 2012
4.3	Sixth Amended and Restated Investors' Rights Agreement, dated December 27, 2010, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2	February 8, 2012
4.4	Amendment No. 1 to Sixth Amended and Restated Investors' Rights Agreement, dated May 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2A	May 3, 2012
4.5	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
4.6	Form of "Type 2" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.4	February 8, 2012
4.7	Form of "Type 3" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.5	February 8, 2012
10.1+	Form of Indemnification Agreement	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended					X
10.2(B)+	2005 Stock Plan forms of award agreements	S-1	333-179287	10.2	February 8, 2012
10.3+	2005 Officers' Stock Plan, and amended and restated notice of stock option grant and stock. option agreement	S-1	333-179287	10.3	February 8, 2012
10.4(A)+	2012 Equity Incentive Plan, as amended					X
10.4(B)+	2012 Equity Incentive Plan forms of award agreements	10-Q	001-35551	10.2	July 31, 2012
10.5+	2012 Bonus/Retention Plan					X
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.7+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.8+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and David A. Ebersman.	S-1	333-179287	10.8	February 8, 2012

10.9+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.10+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Theodore W. Ullyot.	S-1	333-179287	10.10	February 8, 2012
10.11†	Lease, dated February 7, 2011, between Registrant and Wilson Menlo Park Campus, LLC.	S-1	333-179287	10.11	February 8, 2012
10.12	Conversion Agreement, dated February 19, 2010, between Registrant, Digital Sky Technologies Limited, and DST Global Limited.	S-1	333-179287	10.16	February 8, 2012
10.13
Amendment No. 1 to Conversion Agreement, dated April 30, 2012, between Registrant and Mail.ru Group Limited (f/k/a Digital Sky Technologies Limited), DST Global Limited, DST Global II, L.P, DST Global III, L.P., DST USA Limited, and DST USA II Limited.

		S-1	333-179287	10.16A	May 3, 2012
10.14	Amended and Restated Term Loan Agreement, dated as of October 12, 2012, among Facebook, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.	8-K	001-35551	10.1	October 15, 2012
10.15	Credit Agreement, dated February 28, 2012, between Registrant, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1	333-179287	10.14	March 7, 2012
10.16	Amendment No. 1 to Credit Agreement, dated as of October 12, 2012, among Facebook, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.	8-K	001-35551	10.2	October 15, 2012
21.1	List of subsidiaries.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David A. Ebersman, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David A. Ebersman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+ Indicates a management contract or compensatory plan.
† Portions of exhibit have been granted confidential treatment by the SEC.
# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.