Form 10-Q
period 2013-03-31
Facebook Inc
filed 2013-05-02
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
(650) 543-4800
(Registrant's telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	1,749,622,219 shares outstanding as of April 30, 2013
Class B Common Stock $0.000006 par value	668,283,406 shares outstanding as of April 30, 2013

FACEBOOK, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

LIMITATIONS OF KEY METRICS
The numbers of our daily active users (DAUs), monthly active users (MAUs), mobile MAUs, and average revenue per user (ARPU) are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
Some of our historical metrics through the second quarter of 2012 have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
The numbers of DAUs, MAUs, and mobile MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users of Instagram unless such users would otherwise qualify as DAUs, MAUs, and mobile MAUs, respectively, based on activity that is shared back to Facebook. In addition, our other user engagement metrics do not include Instagram unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,325	$2,384
Marketable securities	7,147	7,242
Accounts receivable, net of allowances for doubtful accounts of $21 and $22 as of March 31, 2013 and December 31, 2012, respectively	659	719
Income tax refundable	426	451
Prepaid expenses and other current assets	485	471
Total current assets	11,042	11,267
Property and equipment, net	2,533	2,391
Goodwill and intangible assets, net	1,501	1,388
Other assets	87	57
Total assets	$15,163	$15,103
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$75	$65
Platform partners payable	190	169
Accrued expenses and other current liabilities	430	423
Deferred revenue and deposits	30	30
Current portion of capital lease obligations	338	365
Total current liabilities	1,063	1,052
Capital lease obligations, less current portion	420	491
Long-term debt	1,500	1,500
Other liabilities	356	305
Total liabilities	3,339	3,348
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 1,741 million and 1,671 million shares issued and outstanding, including 7 million and 2 million outstanding shares subject to repurchase as of March 31, 2013 and December 31, 2012, respectively; 4,141 million Class B shares authorized, 670 million and 701 million shares issued and outstanding, including 10 million and 11 million outstanding shares subject to repurchase as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,961	10,094
Accumulated other comprehensive (loss) income	(15)	2
Retained earnings	1,878	1,659
Total stockholders' equity	11,824	11,755
Total liabilities and stockholders' equity	$15,163	$15,103
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,458	$1,058
Costs and expenses:
Cost of revenue	413	277
Research and development	293	153
Marketing and sales	203	143
General and administrative	176	104
Total costs and expenses	1,085	677
Income from operations	373	381
Interest and other (expense) income, net:
Interest expense	(15)	(13)
Other (expense) income, net	(5)	14
Income before provision for income taxes	353	382
Provision for income taxes	134	177
Net income	$219	$205
Less: Net income attributable to participating securities	2	68
Net income attributable to Class A and Class B common stockholders	$217	$137
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.09	$0.10
Diluted	$0.09	$0.09
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,386	1,347
Diluted	2,499	1,527
Share-based compensation expense included in costs and expenses:
Cost of revenue	$8	$5
Research and development	117	60
Marketing and sales	24	19
General and administrative	21	19
Total share-based compensation expense	$170	$103
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$219	$205
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(18)	(1)
Unrealized gain on derivative, net of tax	1	—
Comprehensive income	$202	$204
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$219	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241	110
Loss on write-off of equipment	9	1
Share-based compensation	170	103
Deferred income taxes	(7)	(24)
Tax benefit from share-based award activity	59	54
Excess tax benefit from share-based award activity	(62)	(54)
Changes in assets and liabilities:
Accounts receivable	54	65
Prepaid expenses and other current assets	(1)	(33)
Other assets	(36)	(6)
Accounts payable	1	(3)
Platform partners payable	21	7
Accrued expenses and other current liabilities	(33)	2
Deferred revenue and deposits	—	3
Other liabilities	84	11
Net cash provided by operating activities	719	441
Cash flows from investing activities
Purchases of property and equipment	(327)	(453)
Purchases of marketable securities	(1,508)	(876)
Sales of marketable securities	699	69
Maturities of marketable securities	903	567
Investments in non-marketable equity securities	—	(1)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(99)	(25)
Change in restricted cash and deposits	6	(1)
Net cash used in investing activities	(326)	(720)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(405)	—
Proceeds from exercise of stock options	8	5
Proceeds from sale and lease-back transactions	—	62
Principal payments on capital lease obligations	(109)	(71)
Excess tax benefit from share-based award activity	62	54
Net cash (used in) provided by financing activities	(444)	50
Effect of exchange rate changes on cash and cash equivalents	(8)	(1)
Net decrease in cash and cash equivalents	(59)	(230)
Cash and cash equivalents at beginning of period	2,384	1,512
Cash and cash equivalents at end of period	$2,325	$1,282
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental cash flow data
Cash paid during the period for:
Interest	$12	$9
Income taxes	$9	$174
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$47	$110
Property and equipment acquired under capital leases	$11	$38
Fair value of shares issued related to acquisitions of businesses and other assets	$33	$6
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recently Issued and Adopted Accounting Pronouncement

Comprehensive Income

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of accumulated other comprehensive income (AOCI) by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our condensed consolidated financial statements.

Note 2.	Earnings per Share
We compute earnings per share (EPS) of Class A and Class B common stock using the two-class method required for participating securities. Prior to the date of our initial public offering (IPO) in May 2012, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately after the completion of our IPO, all outstanding shares of convertible preferred stock converted to Class B common stock. Additionally, we consider restricted stock awards to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares.
Undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. Net losses, if any, are not allocated to these participating securities. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase.
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
Restricted stock units (RSUs) granted prior to January 1, 2011 vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our IPO. Our IPO did not occur until May 2012. Therefore, prior to this date the holders of these RSUs had no rights in our undistributed earnings and accordingly, they are excluded from the effect of basic and dilutive securities in our EPS calculation for the three months ended March 31, 2012. However, subsequent to the completion of our IPO in May 2012, these RSUs were included in our basic and diluted EPS calculation. RSUs granted on or after January 1, 2011 (Post-2011 RSUs) are not subject to a liquidity condition in order to vest, and are thus included in the calculation of diluted EPS for the three months ended March 31, 2013 and 2012. We have excluded 18 million Post-2011 RSUs from the EPS calculation for the three months ended March 31, 2013 because the impact would be anti-dilutive. No shares were excluded from the calculation for the three months ended March 31, 2012.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2013		2012
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$156	$63	$18	$187
Less: Net income attributable to participating securities	1	1	6	62
Net income attributable to common stockholders	$155	$62	$12	$125
Denominator
Weighted average shares outstanding	1,709	691	117	1,233
Less: Shares subject to repurchase	4	10	—	3
Number of shares used for basic EPS computation	1,705	681	117	1,230
Basic EPS	$0.09	$0.09	$0.10	$0.10
Diluted EPS:
Numerator
Net income attributable to common stockholders	$155	$62	$12	$125
Reallocation of net income attributable to participating securities	2	—	5	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	62	—	125	—
Reallocation of net income to Class B common stock	—	7	—	6
Net income attributable to common stockholders for diluted EPS	$219	$69	$142	$131
Denominator
Number of shares used for basic EPS computation	1,705	681	117	1,230
Conversion of Class B to Class A common stock	681	—	1,230	—
Weighted average effect of dilutive securities:
Employee stock options	80	80	169	169
RSUs	29	29	9	9
Shares subject to repurchase	4	4	2	2
Number of shares used for diluted EPS computation	2,499	794	1,527	1,410
Diluted EPS	$0.09	$0.09	$0.09	$0.09

Note 3.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities for the periods presented (in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$1,166	$1,513
Cash equivalents:
Money market funds	1,159	871
Total cash and cash equivalents	2,325	2,384
Marketable securities:
U.S. government securities	4,793	5,165
U.S. government agency securities	2,354	2,077
Total marketable securities	7,147	7,242
Total cash, cash equivalents and marketable securities	$9,472	$9,626
The gross unrealized gains or losses on our marketable securities as of March 31, 2013 and December 31, 2012 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of March 31, 2013 and December 31, 2012.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2013
Due in one year	$4,389
Due in one to two years	2,758
Total	$7,147

Note 4.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,159	$1,159	$—	$—
Marketable securities:
U.S. government securities	4,793	4,793	—	—
U.S. government agency securities	2,354	2,354	—	—
Total cash equivalents and marketable securities	$8,306	$8,306	$—	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

Other liabilities:
Derivative financial instrument	$3	$—	$3	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$871	$871	$—	$—
Marketable securities:
U.S. government securities	5,165	5,165	—	—
U.S. government agency securities	2,077	2,077	—	—
Total cash equivalents and marketable securities	$8,113	$8,113	$—	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

Other liabilities:
Derivative financial instrument	$4	$—	$4	$—
Our Level 2 derivative financial instrument represents our interest rate swap agreement which is valued based on a valuation model using significant inputs derived from or corroborated by observable market data.
We estimate the fair value of our Level 3 contingent consideration liability based on the probability assessment of an earn-out criteria. In developing these estimates, we consider factors not observed in the market and thus this represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Our fair value estimate of this liability was $6 million at the date of acquisition. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and our stock prices, are recognized in earnings in the period when the change in the estimated fair value occurs.

Note 5.	Property and Equipment
Property and equipment consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Network equipment	$2,009	$1,912
Land	36	36
Buildings	896	594
Leasehold improvements	199	194
Computer software, office equipment and other	96	93
Construction in progress	299	444
Total	3,535	3,273
Less: Accumulated depreciation	(1,002)	(882)
Property and equipment, net	$2,533	$2,391
Construction in progress includes costs primarily related to the construction of data centers and equipment located in our data centers in Oregon, North Carolina and Sweden. Interest capitalized during the periods presented was not material.

Note 6.	Goodwill and Intangible Assets

In the three months ended March 31, 2013, we completed several patent and business acquisitions for a total consideration of $132 million, consisting of approximately $99 million in cash and 1.2 million of vested shares of our Class A common stock which are not conditioned upon continuous employment. In addition, we issued 5.4 million shares of Class A common stock in connection with such acquisitions, which shares are conditioned upon continuous employment and have been excluded from purchase consideration and will be recognized over the required service period as share-based compensation expense. These acquisitions were not material to our condensed consolidated financial statements individually or in the aggregate.
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in millions):

Balances at December 31, 2012	$587
Goodwill acquired	67
Balance as of March 31, 2013	$654
Intangible assets consisted of the following (in millions):

		March 31, 2013			December 31, 2012
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	3 - 18	$738	$(74)	$664	$684	$(53)	$631
Acquired technology	2 - 10	157	(38)	119	133	(32)	101
Tradename and other	2 - 7	94	(30)	64	94	(25)	69
Total		$989	$(142)	$847	$911	$(110)	$801
Amortization expense of intangible assets for the three months ended March 31, 2013 and 2012 was $33 million and $5 million, respectively.

As of March 31, 2013, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2013	$102
2014	129
2015	121
2016	110
2017	94
2018	66
Thereafter	225
$847

Note 7.	Long-term Debt
We have an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion at London Interbank Offered Rate (LIBOR) plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance. As of March 31, 2013, no amounts were drawn down and we were in compliance with the covenants under this credit facility.
We also have a three-year unsecured term loan facility (Amended and Restated Term Loan) expiring in October 2015, that allows us to borrow up to $1.5 billion with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We fully drew down the $1.5 billion which will become due and payable on October 25, 2015. As of March 31, 2013, we were in compliance with the covenants in the Amended and Restated Term Loan.
In connection with the draw down of the Amended and Restated Term Loan, we entered into a $1.5 billion interest rate swap agreement that converts the one-month LIBOR rate on the corresponding notional amount of debt to a fixed interest rate of 1.46% to hedge our exposure to interest rate fluctuation. This interest rate swap has a maturity date of October 25, 2015. We have designated the interest rate swap agreement as a qualifying hedging instrument and accounted for it as a cash flow hedge. We periodically assess the effectiveness of our hedged transaction. The interest rate swap agreement is currently our only derivative instrument and is not used for trading purposes.
As of March 31, 2013, the change in fair value of this interest rate swap agreement, net of tax was $1 million and is recognized in AOCI with the corresponding fair value of $3 million included in other liabilities on our condensed consolidated balance sheet. For the three months ended March 31, 2013, the amount of loss in other comprehensive income reclassified to interest expense was not significant. There were no realized gains or losses on this derivative other than those related to the periodic settlement of the interest rate swap.
We estimate that $3 million of derivative losses included in AOCI will be reclassified into earnings within the next 12 months. This amount has been calculated based on the variable interest rate assumptions used in the fair value calculation of the interest rate swap agreement as of March 31, 2013.

Note 8.	Commitments and Contingencies
Leases
We have entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we have purchased property and equipment for which we have subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years, except for a building lease which is for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings and equipment. We have also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land and data centers with original lease periods expiring between now and 2027. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods and/or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expense was $41 million and $51 million for the three months ended March 31, 2013 and 2012, respectively.

Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries.
In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies relating to the matters set forth above. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our condensed consolidated financial statements of a particular reporting period could be materially adversely affected.
We are also party to various legal proceedings and claims which arise in the ordinary course of business. Among these legal matters, in two cases, Summit 6 LLC v. Research in Motion Corporation et al., and Timelines, Inc. v. Facebook, Inc., we have reached agreements to settle the matters. The cost of settlement in each case, which is included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2013, was not material to our business, financial condition, or results of operations.

Note 9.	Stockholders' Equity
Share-based Compensation Plans
We maintain three share-based employee compensation plans: the 2012 Equity Incentive Plan (2012 Plan), the 2005 Stock Plan and the 2005 Officers' Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee. We have initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan, which amount increases on the first day of January of each of 2013 through 2022 based on a formula or as determined by the board of directors. We did not increase the number of shares reserved for issuance in 2013.
In November 2005, we issued a nonstatutory stock option to our CEO to purchase 120,000,000 shares of our Class B common stock under the 2005 Officers' Stock Plan. As of March 31, 2013, the option had been partially exercised in respect of 60,000,000 shares with the remainder remaining outstanding and fully vested, and no options were available for future issuance under the 2005 Officers' Stock Plan.

The following table summarizes the stock option activity under the Stock Plans during the three months ended March 31, 2013:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2012	122,821	$0.85	3.79	$3,166
Stock options exercised	(11,196)	0.68
Balance as of March 31, 2013	111,625	$0.87	3.48	$2,758
Stock options vested and expected to vest as of March 31, 2013	111,384	$0.86	3.47	$2,753
Stock options exercisable as of March 31, 2013	103,374	$0.32	3.21	$2,611

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $25.58 on March 31, 2013.

The aggregate intrinsic value of the options exercised in the three months ended March 31, 2013 and 2012 was $311 million and $629 million, respectively.
The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2013:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2012	113,044	$21.38
Granted	3,135	28.65
Vested	(16,797)	16.38
Forfeited	(2,305)	22.43
Unvested at March 31, 2013	97,077	$22.46
As of March 31, 2013, there was $2.21 billion of unrecognized share-based compensation expense, of which $1.85 billion is related to RSUs, and $359 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years. Additionally, the compensation committee of our board of directors has approved annual refresher grants in the aggregate amount of approximately 35 million RSUs to be granted on May 6, 2013. These grants are not included in the table above and their fair value will be determined based on the closing price of our Class A common stock on the date of grant.

Note 10.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions, including the portions of our share-based compensation that will not generate tax benefits, and the effects of acquisitions and the integration of those acquisitions. In addition, our effective tax rate can be more or less volatile based on the amount of income before provision for income taxes. For example, the effect of non-deductible share based compensation expenses on our effective tax rate is significantly greater when our income before provision for income taxes is lower.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign markets, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
For the three months ended March 31, 2013, the effect of the non-deductible share-based compensation expense and losses arising outside the United States in jurisdictions where we do not receive a tax benefit was offset by the recognition of a non-recurring tax benefit that we recorded in the first quarter of 2013 related to the reinstatement of the federal tax credit for research and development activities applicable to the year ended December 31, 2012.
Our income tax refundable was $426 million as of March 31, 2013, which reflects the expected refund of estimated income tax payments made in 2012 and the expected refund from income tax loss carrybacks to 2010 and 2011.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008, 2009 and 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and subsequent tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not material to our financial statements.
Our balances of gross unrecognized tax benefits were $352 million and $164 million as of March 31, 2013 and December 31, 2012, respectively. If the remaining balance of gross unrecognized tax benefits as of March 31, 2013 is realized in a future period, this would result in a tax benefit of $247 million within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in liabilities in future periods for unrecognized tax benefits.
Although the timing of the resolution, settlement, and closure of any audit is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Note 11.	Geographical Information
Revenue by geography is based on the billing address of the advertiser or Platform developer. The following tables set forth revenue and long-lived assets by geographic area (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$681	$536
Rest of the world (1)	777	522
Total revenue	$1,458	$1,058

(1)	No individual country exceeded 10% of our total revenue for any period presented

	March 31, 2013	December 31, 2012
Long-lived assets:
United States	$2,150	$2,110
Rest of the world (1)	383	281
Total long-lived assets	$2,533	$2,391

(1)	No individual country exceeded 10% of our total long-lived assets for any period presented

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "—Limitations of Key Metrics" in this Quarterly Report on Form 10-Q.
Overview
Our mission is to give people the power to share and make the world more open and connected.
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
Advertisers. We enable advertisers to engage with more than one billion monthly active users on Facebook or subsets of our users based on information they have chosen to share with us such as their age, location, gender, or interests. We offer advertisers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers. In the first quarter of 2013, we recorded revenue of $1,458 million, income from operations of $373 million and net income of $219 million. Relative to the first quarter of 2012, total costs and expenses grew more than revenue primarily due to increased headcount, expansion of our data center operations and to a lesser extent, increased share-based compensation and related payroll tax expenses for restricted stock units (RSUs) during the first quarter of 2013.

Trends in Our User Metrics
The numbers of daily active users (DAUs), monthly active users (MAUs), and mobile MAUs discussed below, as well as average revenue per user (ARPU), do not include Instagram users unless such users would otherwise qualify as DAUs, MAUs and/or mobile MAUs based on activity that is shared back to Facebook.

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

Worldwide DAUs increased 26% to 665 million on average during March 2013 from 526 million during March 2012. We experienced growth in DAUs across major markets including Brazil, India, and the United States. Overall growth in DAUs was driven largely by increased mobile usage of Facebook. During the first quarter of 2013, the number of DAUs using personal computers increased modestly compared to the same period in 2012, but in certain key markets such as the United States the number of DAUs using personal computers decreased, while mobile DAUs continued to increase.

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

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey, Asia includes all users in Australia and New Zealand, and Rest of World includes all users in Africa, Latin America, and the Middle East.
As of March 31, 2013, we had 1.11 billion MAUs, an increase of 23% from March 31, 2012. Users in Brazil and India represented key sources of growth in the first quarter of 2013 relative to the prior year. We had 73 million MAUs in Brazil as of March 31, 2013, an increase of 62% compared to the same period in 2012; and we had 78 million MAUs in India as of March 31, 2013, an increase of 50% compared to the same period in 2012.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile app or via mobile-optimized versions of our website such as m.facebook.com, whether on a mobile phone or tablet such as the iPad, during the period of measurement.

Worldwide mobile MAUs increased 54% to 751 million as of March 31, 2013 from 488 million as of March 31, 2012. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and the United States representing key sources of mobile growth over the first quarter of 2013 as compared to the fourth quarter of 2012. Approximately 189 million mobile MAUs accessed Facebook solely through mobile apps or our mobile website during the month ended March 31, 2013, increasing 20% from 157 million during the month ended December 31, 2012. The remaining 562 million mobile MAUs accessed Facebook from both personal computers and mobile devices during that month. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may be flat or continue to decline in certain markets, including key developed markets such as the United States, in part due to our focus on developing mobile products to encourage mobile usage of Facebook.

 Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users.

Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the advertiser or developer.
During the first quarter of 2013, worldwide ARPU was $1.35, an increase of 12% from the first quarter of 2012. Over this period, ARPU increased by approximately 35% in Rest of World, by over 20% in United States & Canada and Asia, and by approximately 14% in Europe. ARPU in the first quarter of 2013 declined 12% from the fourth quarter of 2012. We believe the sequential quarterly decline was driven by seasonal trends, which also affected ARPU trends from the fourth quarter of 2011 to the first quarter of 2012, during which period ARPU declined by 12%. In addition, the sequential decline in ARPU in the first quarter of 2013 was affected by the fact that our user growth was higher in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
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

Results of Operations
The following table set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Revenue	$1,458	$1,058
Costs and expenses:
Cost of revenue	413	277
Research and development	293	153
Marketing and sales	203	143
General and administrative	176	104
Total costs and expenses	1,085	677
Income from operations	373	381
Interest and other (expense) income, net	(20)	1
Income before provision for income taxes	353	382
Provision for income taxes	134	177
Net income	$219	$205
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Share-based compensation expense included in costs and expenses:
Cost of revenue	$8	$5
Research and development	117	60
Marketing and sales	24	19
General and administrative	21	19
Total share-based compensation expense	$170	$103

The following table set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2013	2012
Revenue	100%	100%
Costs and expenses:
Cost of revenue	28%	26%
Research and development	20%	14%
Marketing and sales	14%	14%
General and administrative	12%	10%
Total costs and expenses	74%	64%
Income from operations	26%	36%
Interest and other (expense) income, net	(1)%	—%
Income before provision for income taxes	24%	36%
Provision for income taxes	9%	17%
Net income	15%	19%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	1%	—%
Research and development	8	6
Marketing and sales	2	2
General and administrative	1	2
Total share-based compensation expense	12%	10%
Three Months Ended March 31, 2013 and 2012
Revenue

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Revenue:
Advertising	$1,245	$872	43%
Payments and other fees	213	186	15%
Total revenue	$1,458	$1,058	38%
Revenue in the first quarter of 2013 increased $400 million, or 38%, as compared to the same period in 2012. The increase was due primarily to an increase in advertising revenue.
Advertising revenue increased $373 million, or 43%, as compared to the same period in 2012, due to a 39% increase in the number of ads delivered and a 3% increase in the average price per ad. Factors that affected advertising revenue growth and advertising price and volume trends included: i) the introduction and growth of ads in News Feed on personal computers and mobile devices, which was the largest driver of revenue growth and also significantly increased the average price per ad; ii) 26% growth in average DAUs and 23% growth in MAUs from March 31, 2012 to March 31, 2013, which increased the number of ads we delivered; and iii) other product changes, including our decision in the fourth quarter of 2012 to lower our market reserve price, i.e. the minimum price threshold accepted in our ads auction. We believe the reserve price change significantly increased the number of ads delivered and reduced the average price per ad, and overall had a modest positive effect on revenue. For the first quarter of 2013, we estimate that mobile advertising revenue represented approximately 30% of total advertising revenue.

Payments and other fees revenue in the first quarter of 2013 increased $27 million, or 15%, as compared to the same period in 2012. The increase in Payments and other fees revenue is a result of increased Payments revenue from games played on Facebook on personal computers, and to a lesser extent, the inclusion of other fees revenue in the first quarter of 2013 from user Promoted Posts and Facebook Gifts.
Cost of revenue

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Cost of revenue	$413	$277	49%
Percentage of revenue	28%	26%
Cost of revenue in the first quarter of 2013 increased $136 million, or 49%, compared to the same period in 2012. The increase was primarily due to expenses related to expanding our data center operations, including an $87 million increase in depreciation in the first quarter of 2013 due to increased infrastructure purchases in the last year. Increases in payroll and benefits expenses resulting from a 52% increase in employee headcount also contributed to the increase in cost of revenue in the first quarter of 2013. These expenses supported our user growth, the increased usage of products by users, developers, and marketers, and the launch of new products.
Research and development

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Research and development	$293	$153	92%
Percentage of revenue	20%	14%
Research and development expenses in the first quarter of 2013 increased $140 million, or 92%, compared to the same period in 2012. The increase was primarily due to an increase in payroll and benefits expense resulting from a 69% growth in employee headcount in engineering, product management and other technical functions. Additionally, share-based compensation expense increased $57 million in the first quarter of 2013. This investment supported our efforts to improve existing products and build new products for users, developers, and marketers.
Marketing and sales

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Marketing and sales	$203	$143	42%
Percentage of revenue	14%	14%
Marketing and sales expenses in the first quarter of 2013 increased $60 million, or 42%, compared to the same period in 2012. The increase was primarily due to an increase in payroll and benefits expenses resulting from a 17% increase in employee headcount to support global sales, business development and customer service. Additionally, our user-, developer-, and advertiser-facing marketing and share-based compensation expenses increased $19 million and $5 million, respectively, in the first quarter of 2013.

General and administrative

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
General and administrative	$176	$104	69%
Percentage of revenue	12%	10%
General and administrative expenses in the first quarter of 2013 increased $72 million, or 69%, compared to the same period in 2012. The increase was primarily due to legal settlement costs in the first quarter of 2013 and amortization of acquired patents. Payroll and benefits expenses also increased in the first quarter of 2013 due to a 23% increase in employee headcount in human resources, information security, corporate communications and policy, and other functions.
Interest and other (expense) income, net

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Interest expense	$(15)	$(13)	15%
Other (expense) income, net	(5)	14	136%
Interest and other (expense) income, net	$(20)	$1	NM
Interest and other (expense) income, net in the first quarter of 2013 decreased $21 million compared to the same period in 2012. Changes in other (expense) income, net were primarily due to foreign exchange losses in the first quarter of 2013 as compared to foreign exchange gains in the same period of 2012 resulting from the periodic re-measurement of our foreign currency balances, offset by an increase in interest income driven by higher invested cash balances. Interest expense increased by $2 million primarily due to interest on the $1.5 billion term loan that was drawn down in the fourth quarter of 2012.
Provision for income taxes

	Three Months Ended March 31,
	2013	2012	% change
	(in millions, except for percentages)
Provision for income taxes	$134	$177	(24)%
Effective tax rate	38%	46%
Our provision for income taxes in the first quarter of 2013 decreased $43 million, or 24%, compared to the same period in 2012. Our effective tax rate in the first quarter of 2013 also decreased compared to the same period in 2012. These decreases were primarily due to the recognition of a non-recurring tax benefit in the first quarter of 2013 related to the reinstatement of the federal credit for research and development activities applicable to the year ended December 31, 2012. We expect our effective tax rate in the second quarter and full year of 2013 will be higher than the effective tax rate for the first quarter of 2013 because the benefit related to the reinstatement of the federal credit for 2012 research and development activities will not recur in future quarters.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the impact of non-deductible share-based compensation expense and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign markets, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities was $9.47 billion as of March 31, 2013, a decrease of $154 million from December 31, 2012, mostly due to $405 million used for tax payments related to net share settlement of equity awards, $327 million used for purchases of property and equipment and $109 million used for principal payments on capital lease obligations, offset by $719 million of cash generated from operations. If we continue to net settle RSUs, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
We have an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion at London Interbank Offered Rate (LIBOR) plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance. As of March 31, 2013, no amounts were drawn down and we were in compliance with the covenants under this credit facility.
We also have a three-year unsecured term loan facility (Amended and Restated Term Loan) expiring in October 2015, that allows us to borrow up to $1.5 billion with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We fully drew down the $1.5 billion facility which will become due and payable on October 25, 2015. As of March 31, 2013, we were in compliance with the covenants in the Amended and Restated Term Loan.
In connection with the draw down of the Amended and Restated Term Loan, we entered into a $1.5 billion interest rate swap agreement that converts the one-month LIBOR rate on the corresponding notional amount of debt to a fixed interest rate of 1.46% to hedge our exposure to interest rate fluctuation. This interest rate swap has a maturity date of October 25, 2015.
As of March 31, 2013, our income tax refundable of $426 million reflected the expected refund from income tax loss carrybacks to 2010 and 2011. We expect to receive this refund in 2013.
As of March 31, 2013, $629 million of the $9.47 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2013 primarily consisted of net income, adjusted for certain non-cash items, including total depreciation and amortization of $241 million and share-based compensation expense of $170 million. The increase in cash flow from operating activities during the first quarter of 2013 compared to the same period in 2012 was mainly due to increases in net income, adjusted for the non-cash items described above and other liabilities.
Cash Used in Investing Activities
Cash used in investing activities during the first quarter of 2013 primarily resulted from $327 million for capital expenditures related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers as well as $99 million for acquisitions of businesses and other assets, such as patents, partially offset by $94 million for the net sales and maturities of marketable securities. The decrease in cash used in investing activities during the first quarter of 2013 compared to the same period in 2012 was mainly due to increased net sales and maturities of marketable securities and lower capital expenditures, offset by increased acquisitions of businesses and other assets.
We anticipate making capital expenditures in 2013 of approximately $1.8 billion.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $444 million for the first quarter of 2013 and primarily resulted from $405 million of tax payments related to the net share settlement of equity awards. Because our RSUs granted on or after January 1, 2011 only began to settle in 2013, the total tax payments of $405 million included approximately $185 million related to these RSUs that had vested prior to 2013 but were not settled until the first quarter of 2013.
Cash provided by financing activities was $50 million for the first quarter of 2012 primarily related to proceeds from sale and leaseback transactions.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form10-K for the fiscal year ended December 31, 2012.
Contingencies
We are involved in claims, lawsuits, government investigations, and proceedings. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
See Note 8 in the notes to the condensed consolidated financial statements included in Part I, Item 1 and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We updated our forfeiture rate assumptions used in determining our share-based compensation expense in the first quarter of 2013 which resulted in a $23 million reduction in share-based compensation expense included in costs and expenses for the period.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency loss of $11 million in the first quarter of 2013 and foreign currency gain of $10 million in the first quarter of 2012.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities and interest paid on our long-term debt.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $58 million and $55 million in the market value of our available-for-sale debt securities as of March 31, 2013 and December 31, 2012, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
Paul D. Ceglia filed suit against us and Mark Zuckerberg on or about June 30, 2010, in the Supreme Court of the State of New York for the County of Allegheny, claiming substantial ownership of our company based on a purported contract between Mr. Ceglia and Mr. Zuckerberg allegedly entered into in April 2003. We removed the case to the U.S. District Court for the Western District of New York, where the case is now pending. In his first amended complaint, filed on April 11, 2011, Mr. Ceglia revised his claims to include an alleged partnership with Mr. Zuckerberg, he revised his claims for relief to seek a substantial share of Mr. Zuckerberg's ownership in us, and he included quotations from supposed emails that he claims to have exchanged with Mr. Zuckerberg in 2003 and 2004. On March 26, 2012, we filed a motion to dismiss Mr. Ceglia's complaint and a motion for judgment on the pleadings. On March 26, 2013, the magistrate judge overseeing the matter issued a report recommending that the court grant our motion to dismiss and that it deny as moot our motion for judgment on the pleadings. We continue to believe that Mr. Ceglia is attempting to perpetrate a fraud on the court and we intend to continue to defend the case vigorously.
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries. Any such inquiries could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
We are also party to various legal proceedings and claims which arise in the ordinary course of business. Among these legal matters, in two cases, Summit 6 LLC v. Research in Motion Corporation et al., and Timelines, Inc. v. Facebook, Inc., we have reached agreements to settle the matters. The cost of settlement in each case, which is included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2013, was not material to our business, financial condition, or results of operations.
In addition, we are also currently parties to multiple other lawsuits related to our products, including patent infringement lawsuits as well as class action lawsuits brought by users and marketers, and we may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government investigations, and proceedings arising from the ordinary course of our business. Although the results of these other lawsuits, claims, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these other matters will have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with Facebook, our revenue, financial results, and business may be significantly harmed.
The size of our user base and our users' level of engagement are critical to our success. We had 1.11 billion monthly active users (MAUs) as of March 31, 2013. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. To the extent our active user growth rate slows, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time and can be difficult to measure, particularly as users engage increasingly via mobile devices and as we introduce new and different services. Any decrease in user retention, growth, or engagement could render Facebook less attractive to developers and marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the first quarter of 2013 and 2012, advertising accounted for 85% and 82%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

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
We had 751 million mobile MAUs in March 2013. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may decline or continue to decline in certain markets, in part due to our focus on developing mobile products to encourage mobile usage of Facebook. For example, during the first quarter of 2013, the number of daily active users (DAUs) using personal computers in the United States declined when compared to the same period in 2012, while the number of mobile DAUs increased. While mobile advertising revenue continues to grow, a majority of our overall advertising revenue is still generated from advertising on personal computers. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
Facebook user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
There is no guarantee that popular mobile devices will continue to feature Facebook, or that mobile device users will continue to use Facebook rather than competing products. We are dependent on the interoperability of Facebook with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our products' functionality, give preferential treatment to competitive products, or prevent our ability to show ads could adversely affect Facebook usage and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook on their mobile devices, or if our users choose not to access or use Facebook on their mobile devices or use mobile products that do not offer access to Facebook, our user growth and user engagement could be harmed.
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
It is possible that governments of one or more countries may seek to censor content available on Facebook in their country, restrict access to Facebook from their country entirely, or impose other restrictions that may affect the accessibility of Facebook in their country for an extended period of time or indefinitely. For example, access to Facebook has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, governments in other countries may seek to restrict access to Facebook if they consider us to be in violation of their laws. In the event that access to Facebook is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue.
Our ability to retain, increase, and engage our user base and to increase our revenue will depend heavily on our ability to create successful new products, both independently and in conjunction with Platform developers or other third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. For example, in 2012, we launched our Gifts product that enables users to send physical or digital gifts to friends. To date, we have not generated meaningful revenue from this product and we may not be successful in generating meaningful revenue in the future. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.
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
We expect our rates of growth may decline in the future.
We believe that our rates of user and revenue growth may decline over time. For example, our revenue grew 88% from 2010 to 2011 and 37% from 2011 to 2012. Historically, our user growth has been a primary driver of growth in our revenue. While our periodic rates of growth may be flat or increase from time to time, we expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve higher market penetration rates. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. For example, depending on how our new Gifts product evolves, we may be subject to laws and regulations governing returns, taxability of purchases, purchase of restricted products such as alcohol, product liability, and international import and export restrictions. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for data processors that are more stringent than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, many of which claim statutory damages, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because we have over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any negative outcome from such lawsuits could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, following our IPO, we became the subject of stockholder class action suits. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock as of March 31, 2013. Mr. Zuckerberg therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.

We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any future acquisitions we complete could be viewed negatively by users, developers, marketers, or investors, and our acquisitions may not achieve our goals. For example, in August 2012, we acquired Instagram, but we are still focused on user growth and the users' experience and do not yet derive any direct revenue from Instagram. In addition, if we fail to successfully close or integrate any acquisitions, integrate the products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue, and operating results could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. In addition, our ability to conduct due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. Despite our efforts, there could be significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices related to the assets or companies we acquire. In addition, we may have to pay cash or incur debt to pay for acquisitions, which could adversely affect our financial results and liquidity. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results and result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of Facebook and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If Facebook is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to our website as often in the future, or at all. As our user base and the amount and types of information shared on Facebook continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events.
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
Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
Our products and internal systems rely on software that is highly technical and complex. In addition, our products and internal systems depend on the ability of our software to store, retrieve, process, and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, or result in measurement or billing errors. Any errors, bugs, or defects discovered in our software could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
Certain of our user metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
The numbers of our DAUs, MAUs, and mobile MAUs and average revenue per user (ARPU) are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
Some of our historical metrics through the second quarter of 2012 have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 and 2010 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we use to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses. If marketers, developers, or investors do not perceive our user metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and marketers and developers may be less willing to allocate their budgets or resources to Facebook, which could negatively affect our business and financial results.
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 4,900 as of March 31, 2013 from 3,539 as of March 31, 2012, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, Platform developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

•
risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and tax matters, and unexpected changes in laws, regulatory requirements, and enforcement;

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
As of March 31, 2013, we had $1.5 billion outstanding under our term loan facility. By drawing on our term loan facility, our interest expense and principal repayment requirements have increased significantly, which could have an adverse effect on our financial results.
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
Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, other countries are considering changes to their tax regimes in an effort to raise additional tax proceeds from companies such as Facebook. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $45.00 through March 31, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The price of our Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of March 31, 2013, there were 1,740,598,009 shares of our Class A common stock and 670,450,341 shares of our Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer.
As of March 31, 2013, substantially all of our outstanding shares are available for sale into the market, except for 47,315,862 shares held by Mail.ru Group Limited and DST Global Limited and their respective affiliates, which will be eligible for sale in the public market on May 18, 2013, and 426 million outstanding shares and 60 million shares issuable upon the exercise of an option held by Mark Zuckerberg. Mr. Zuckerberg has informed us that he has no intention to conduct any sale transactions in our securities until at least September 2013.
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
We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our 2013 Annual Report on Form 10-K to be filed in 2014, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.
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
On February 25, 2013, we issued 6,562,832 shares of our Class A common stock as consideration to 22 individuals and three entities in connection with our acquisition of all the outstanding shares of a company.
The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon any stock certificates or book-entry entitlements issued in this transaction.

b)	Use of Proceeds

On May 17, 2012, our registration statement on Form S-1 (File No. 333-179287) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 180,000,000 shares of our Class A common stock at a price to the public of $38.00 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2012 pursuant to Rule 424(b).

c)	Issuer Purchases of Equity Securities
None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and David B. Fischer					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David A. Ebersman, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David A. Ebersman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 2nd day of May 2013.

FACEBOOK, INC.

Date: May 2, 2013	/s/ DAVID A. EBERSMAN
David A. Ebersman Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2013	/s/ DAVID M. SPILLANE
David M. Spillane Chief Accounting Officer (Principal Accounting Officer)