Form 10-Q
period 2013-06-30
Facebook Inc
filed 2013-07-25
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	1,817,515,157 shares outstanding as of July 23, 2013
Class B Common Stock $0.000006 par value	617,804,812 shares outstanding as of July 23, 2013

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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, our daily active users (DAUs), monthly active users (MAUs), mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile DAUs and mobile-only MAUs, are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
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
The numbers of DAUs, MAUs, mobile DAUs, mobile MAUs, and mobile-only MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users of Instagram unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,001	$2,384
Marketable securities	7,251	7,242
Accounts receivable, net of allowances for doubtful accounts of $26 and $22 as of June 30, 2013 and December 31, 2012, respectively	775	719
Income tax refundable	7	451
Prepaid expenses and other current assets	387	471
Total current assets	11,421	11,267
Property and equipment, net	2,577	2,391
Goodwill and intangible assets, net	1,631	1,388
Other assets	95	57
Total assets	$15,724	$15,103
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$55	$65
Platform partners payable	172	169
Accrued expenses and other current liabilities	505	423
Deferred revenue and deposits	32	30
Current portion of capital lease obligations	316	365
Total current liabilities	1,080	1,052
Capital lease obligations, less current portion	351	491
Long-term debt	1,500	1,500
Other liabilities	444	305
Total liabilities	3,375	3,348
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 1,813 million and 1,671 million shares issued and outstanding, including 6 million and 2 million outstanding shares subject to repurchase as of June 30, 2013 and December 31, 2012, respectively; 4,141 million Class B shares authorized, 618 million and 701 million shares issued and outstanding, including 9 million and 11 million outstanding shares subject to repurchase as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	10,167	10,094
Accumulated other comprehensive (loss) income	(29)	2
Retained earnings	2,211	1,659
Total stockholders' equity	12,349	11,755
Total liabilities and stockholders' equity	$15,724	$15,103
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,813	$1,184	$3,271	$2,242
Costs and expenses:
Cost of revenue	465	367	878	644
Research and development	344	705	637	858
Marketing and sales	269	392	472	535
General and administrative	173	463	349	567
Total costs and expenses	1,251	1,927	2,336	2,604
Income (loss) from operations	562	(743)	935	(362)
Interest and other (expense) income, net:
Interest expense	(14)	(10)	(29)	(24)
Other (expense) income, net	(3)	(12)	(8)	3
Income (loss) before (provision for) benefit from income taxes	545	(765)	898	(383)
(Provision for) benefit from income taxes	(212)	608	(346)	431
Net income (loss)	$333	$(157)	$552	$48
Less: Net income attributable to participating securities	2	—	3	21
Net income (loss) attributable to Class A and Class B common stockholders	$331	$(157)	$549	$27
Earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.14	$(0.08)	$0.23	$0.02
Diluted	$0.13	$(0.08)	$0.22	$0.02
Weighted average shares used to compute earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	2,407	1,879	2,397	1,613
Diluted	2,502	1,879	2,499	1,792
Share-based compensation expense included in costs and expenses:
Cost of revenue	$11	$66	$19	$71
Research and development	151	545	268	605
Marketing and sales	33	232	57	251
General and administrative	29	263	50	282
Total share-based compensation expense	$224	$1,106	$394	$1,209
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$333	$(157)	$552	$48
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(13)	(21)	(31)	(22)
Unrealized loss on available-for-sale investments, net of tax	(3)	(1)	(3)	(1)
Unrealized gain on derivative, net of tax	2	—	3	—
Comprehensive income (loss)	$319	$(179)	$521	$25
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$552	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463	249
Lease abandonment expense	65	3
Loss on disposal or write-off of equipment	20	4
Share-based compensation	394	1,209
Deferred income taxes	19	(374)
Tax benefit from share-based award activity	148	381
Excess tax benefit from share-based award activity	(155)	(381)
Changes in assets and liabilities:
Accounts receivable	(62)	(40)
Income tax refundable	444	(567)
Prepaid expenses and other current assets	(16)	(7)
Other assets	(44)	(9)
Accounts payable	2	(8)
Platform partners payable	3	(15)
Accrued expenses and other current liabilities	9	186
Deferred revenue and deposits	2	(5)
Other liabilities	197	7
Net cash provided by operating activities	2,041	681
Cash flows from investing activities
Purchases of property and equipment	(595)	(866)
Purchases of marketable securities	(3,460)	(6,957)
Sales of marketable securities	1,275	128
Maturities of marketable securities	2,174	1,106
Investments in non-marketable equity securities	(1)	(3)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(221)	(575)
Change in restricted cash and deposits	4	(3)
Net cash used in investing activities	(824)	(7,170)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	6,761
Taxes paid related to net share settlement of equity awards	(558)	—
Proceeds from exercise of stock options	10	9
Proceeds from sale and lease-back transactions	—	82
Principal payments on capital lease obligations	(200)	(143)
Excess tax benefit from share-based award activity	155	381
Net cash (used in) provided by financing activities	(593)	7,090
Effect of exchange rate changes on cash and cash equivalents	(7)	(15)
Net increase in cash and cash equivalents	617	586
Cash and cash equivalents at beginning of period	2,384	1,512
Cash and cash equivalents at end of period	$3,001	$2,098
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow data
Cash paid during the period for:
Interest	$26	$19
Income taxes	$18	$182
Cash received during the period for:
Income taxes	$419	$—
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(5)	$(59)
Property and equipment acquired under capital leases	$11	$90
Fair value of shares issued related to acquisitions of businesses and other assets	$77	$25
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
The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
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
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Reclassifications
We have reclassified certain prior period amounts within our condensed consolidated statements of cash flows to conform to our current year presentation.
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

Note 2.	Acquisitions
In the six months ended June 30, 2013, we completed several business acquisitions for total consideration of $246 million, consisting of approximately $170 million in cash and 3 million vested shares of our Class A common stock which are not conditioned upon continuous employment. In addition, we issued 6 million shares of Class A common stock in connection with such acquisitions, which are conditioned upon continuous employment. These shares have been excluded from purchase consideration and will be recognized over the required service period as share-based compensation expense.
These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. Pro forma results of operations related to our acquisitions during the six months ended June 30, 2013 have not been presented because they are not material to our condensed consolidated statements of operations, either individually or in the aggregate.
The following table summarizes the allocation of estimated fair values of the net assets acquired during the six months ended June 30, 2013, including related useful lives, where applicable:

	in millions	Useful lives (in years)
Amortizable intangible assets:
Acquired technology	$54	3 - 7
Tradename and other	26	2 - 10
Deferred tax liabilities	(9)
Net assets acquired	$71
Goodwill	175
Total fair value consideration	$246
Goodwill generated from all business acquisitions completed during the six months ended June 30, 2013 is primarily attributable to expected synergies from future growth and potential monetization opportunities and $66 million of this goodwill is deductible for tax purposes.
In the six months ended June 30, 2013, we also acquired $57 million of patents and other intangible assets. Patents acquired during 2013 have estimated useful lives ranging from seven to 15 years from the dates of acquisition.

Note 3.	Earnings (Loss) per Share
We compute earnings (loss) per share (EPS) of Class A and Class B common stock using the two-class method required for participating securities. Prior to the date of our initial public offering (IPO) in May 2012, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately after the completion of our IPO, all outstanding shares of convertible preferred stock converted to Class B common stock. Additionally, we consider restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares.
Undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. Net losses are not allocated to these participating securities. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase.
For the calculation of diluted EPS, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion from Class B common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income (loss) attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.

Restricted stock units (RSUs) granted prior to January 1, 2011 vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our IPO. Our IPO did not occur until May 2012. Therefore, subsequent to the completion of our IPO in May 2012, these RSUs were included in our basic and diluted EPS calculation. RSUs granted on or after January 1, 2011 (Post-2011 RSUs) are not subject to a liquidity condition in order to vest and are thus included in the calculation of diluted EPS for the three and six months ended June 30, 2013 and 2012.
We have excluded 50 million and 23 million Post-2011 RSUs from the EPS calculation for the three and six months ended June 30, 2013, respectively, and 8 million Post-2011 RSUs for the six months ended June 30, 2012 because the impact would be anti-dilutive. No dilutive securities have been included in the diluted EPS calculation for the three months ended June 30, 2012 due to our reporting of a net loss for the quarter.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock were calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income (loss)	$245	$88	$(31)	$(126)	$400	$152	$7	$41
Less: Net income attributable to participating securities	2	—	—	—	2	1	3	18
Net income (loss) attributable to common stockholders	$243	$88	$(31)	$(126)	$398	$151	$4	$23
Denominator
Weighted average shares outstanding	1,779	644	377	1,505	1,744	668	247	1,369
Less: Shares subject to repurchase	7	9	1	2	5	10	1	2
Number of shares used for basic EPS computation	1,772	635	376	1,503	1,739	658	246	1,367
Basic EPS	$0.14	$0.14	$(0.08)	$(0.08)	$0.23	$0.23	$0.02	$0.02
Diluted EPS:
Numerator
Net income (loss) attributable to common stockholders	$243	$88	$(31)	$(126)	$398	$151	$4	$23
Reallocation of net income attributable to participating securities	2	—	—	—	3	—	1	—
Reallocation of net income (loss) as a result of conversion of Class B to Class A common stock	88	—	(126)	—	151	—	23	—
Reallocation of net income to Class B common stock	—	10	—	—	—	17	—	1
Net income (loss) attributable to common stockholders for diluted EPS	$333	$98	$(157)	$(126)	$552	$168	$28	$24
Denominator
Number of shares used for basic EPS computation	1,772	635	376	1,503	1,739	658	246	1,367
Conversion of Class B to Class A common stock	635	—	1,503	—	658	—	1,367	—
Weighted average effect of dilutive securities:
Employee stock options	73	73	—	—	75	75	155	155
RSUs	19	19	—	—	22	22	22	22
Shares subject to repurchase	3	3	—	—	5	5	2	2
Number of shares used for diluted EPS computation	2,502	730	1,879	1,503	2,499	760	1,792	1,546
Diluted EPS	$0.13	$0.13	$(0.08)	$(0.08)	$0.22	$0.22	$0.02	$0.02

Note 4.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities for the periods presented (in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$1,020	$1,513
Cash equivalents:
Money market funds	1,981	871
Total cash and cash equivalents	3,001	2,384
Marketable securities:
U.S. government securities	4,801	5,165
U.S. government agency securities	2,450	2,077
Total marketable securities	7,251	7,242
Total cash, cash equivalents and marketable securities	$10,252	$9,626
The gross unrealized gains or losses on our marketable securities as of June 30, 2013 and December 31, 2012 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of June 30, 2013 and December 31, 2012.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2013
Due in one year	$3,244
Due in one to two years	4,007
Total	$7,251

Note 5.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,981	$1,981	$—	$—
Marketable securities:
U.S. government securities	4,801	4,801	—	—
U.S. government agency securities	2,450	2,450	—	—
Total cash equivalents and marketable securities	$9,232	$9,232	$—	$—

Other assets:
Derivative financial instrument	$1	$—	$1	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$871	$871	$—	$—
Marketable securities:
U.S. government securities	5,165	5,165	—	—
U.S. government agency securities	2,077	2,077	—	—
Total cash equivalents and marketable securities	$8,113	$8,113	$—	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

Other liabilities:
Derivative financial instrument	$4	$—	$4	$—
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

Note 6.	Property and Equipment
Property and equipment consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Network equipment	$2,117	$1,912
Land	41	36
Buildings	966	594
Leasehold improvements	194	194
Computer software, office equipment and other	98	93
Construction in progress	175	444
Total	3,591	3,273
Less: Accumulated depreciation	(1,014)	(882)
Property and equipment, net	$2,577	$2,391
Construction in progress includes costs primarily related to the construction of data centers and equipment located in our data centers in Oregon, North Carolina and Sweden. Interest capitalized during the periods presented was not material.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in millions):

Balance as of December 31, 2012	$587
Goodwill acquired	175
Balance as of June 30, 2013	$762
Intangible assets consisted of the following (in millions):

		June 30, 2013			December 31, 2012
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	3 - 18	$738	$(97)	$641	$684	$(53)	$631
Acquired technology	2 - 10	187	(46)	141	133	(32)	101
Tradename and other	2 - 10	123	(36)	87	94	(25)	69
Total		$1,048	$(179)	$869	$911	$(110)	$801
Amortization expense of intangible assets was $36 million and $69 million for the three and six months ended June 30, 2013, respectively, and $8 million and $13 million for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2013	$75
2014	141
2015	131
2016	118
2017	102
2018	70
Thereafter	232
$869

Note 8.	Long-term Debt
We have an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion at London Interbank Offered Rate (LIBOR) plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance. As of June 30, 2013, no amounts were drawn down and we were in compliance with the covenants under this credit facility.
We also have a three-year unsecured term loan facility (Amended and Restated Term Loan) expiring in October 2015 that allows us to borrow up to $1.5 billion with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We fully drew down the $1.5 billion which will become due and payable in full on October 25, 2015. We have the option to repay this facility at any time prior to such date. As of June 30, 2013, we were in compliance with the covenants in the Amended and Restated Term Loan.
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
For the six months ended June 30, 2013, the change in fair value of this interest rate swap agreement, net of tax was $3 million and is recognized in other comprehensive income. As of June 30, 2013, the fair value of $1 million was included in other assets on our condensed consolidated balance sheet. For the three and six months ended June 30, 2013, the amount in AOCI reclassified to interest expense was not significant. There were no realized gains or losses on this derivative other than those related to the periodic settlement of a portion of the interest rate swap.

We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

Note 9.	Commitments and Contingencies
Leases
We entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we purchased property and equipment for which we subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years, except for a building lease which is for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings and equipment. We also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land and data centers with original lease periods expiring between 2013 and 2027. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods and/or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
During the three and six months ended June 30, 2013, we recognized lease abandonment expense of $57 million and $65 million, respectively, primarily due to exiting certain leased data centers resulting from the migration of operations to our own data centers. Lease abandonment expense for the same periods in 2012 was not material.
Operating lease expense was $32 million and $73 million for the three and six months ended June 30, 2013, respectively, and $50 million and $101 million for the three and six months ended June 30, 2012, respectively.

Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. In September 2013, the court is scheduled to hear argument on our motion to dismiss the consolidated securities class action, as well as our motion to dismiss, and the plaintiffs' motion to remand to state court, certain other derivative actions. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries.
We are also currently parties to multiple other lawsuits related to our products, including patent infringement lawsuits as well as class action lawsuits brought by users and marketers, and we may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government investigations, and proceedings arising in the ordinary course of our business.
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

Note 10.	Stockholders' Equity
Share-based Compensation Plans
We maintain three share-based employee compensation plans: the 2012 Equity Incentive Plan (2012 Plan), the 2005 Stock Plan and the 2005 Officers' Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee. We have initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan, which amount increases on the first day of January of each of 2013 through 2022 based on a formula or as determined by the board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2013. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan and shares that are withheld in connection with the net settlement of RSUs are also added to the reserves of the 2012 Plan.
In November 2005, we issued a nonstatutory stock option to our CEO to purchase 120,000,000 shares of our Class B common stock under the 2005 Officers' Stock Plan. As of June 30, 2013, the option had been partially exercised and the remaining option to purchase 60,000,000 shares is outstanding and fully vested. No options were available for future issuance under the 2005 Officers' Stock Plan.

The following table summarizes the stock option activity under the Stock Plans during the six months ended June 30, 2013:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2012	122,821	$0.85	3.79	$3,166
Stock options exercised	(21,419)	0.52
Balance as of June 30, 2013	101,402	$0.92	3.25	$2,427
Stock options vested and expected to vest as of June 30, 2013	101,374	$0.92	3.25	$2,427
Stock options exercisable as of June 30, 2013	94,613	$0.36	3.00	$2,318

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $24.88 on June 30, 2013.

The aggregate intrinsic value of the options exercised was $269 million and $580 million for the three and six months ended June 30, 2013, respectively, and $2.35 billion and $2.98 billion for the three and six months ended June 30, 2012, respectively.
The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2013:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2012	113,044	$21.38
Granted	45,127	27.47
Vested	(29,650)	16.05
Forfeited	(6,389)	24.23
Unvested at June 30, 2013	122,132	$24.78
As of June 30, 2013, there was $3.06 billion of unrecognized share-based compensation expense, of which $2.71 billion is related to RSUs and $347 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 11.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions, including the portions of our share-based compensation that will not generate tax benefits, and the effects of acquisitions and the integration of those acquisitions. In addition, our effective tax rate can be more or less volatile based on the amount of income before provision for income taxes. For example, the effect of non-deductible share based compensation expense on our effective tax rate is significantly greater when our income before provision for income taxes is lower.
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
For the six months ended June 30, 2013, the effect of the non-deductible share-based compensation expense and losses arising outside the United States in jurisdictions where we do not receive a tax benefit was largely offset by the recognition of a non-recurring tax benefit that we recorded in the first quarter of 2013 related to the reinstatement of the federal tax credit for research and development activities applicable to the year ended December 31, 2012.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008, 2009 and 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and subsequent tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not material to our financial statements.
Our balances of gross unrecognized tax benefits were $382 million and $164 million as of June 30, 2013 and December 31, 2012, respectively. If the remaining balance of gross unrecognized tax benefits as of June 30, 2013 is realized in a future period, this would result in a tax benefit of $287 million within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in liabilities in future periods for unrecognized tax benefits.
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

Note 12.	Geographical Information
Revenue by geography is based on the billing address of the marketer or Platform developer. The following tables set forth revenue and long-lived assets by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$818	$588	$1,498	$1,124
Rest of the world (1)	995	596	1,773	1,118
Total revenue	$1,813	$1,184	$3,271	$2,242

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented

	June 30, 2013	December 31, 2012
Long-lived assets:
United States	$2,182	$2,110
Sweden	328	220
Rest of the world (1)	67	61
Total long-lived assets	$2,577	$2,391

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
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
Marketers. We enable marketers to engage with more than one billion monthly active users on Facebook or subsets of our users based on information they have chosen to share with us such as their age, location, gender, or interests. We offer marketers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers. In the second quarter of 2013, we recorded revenue of $1,813 million, income from operations of $562 million and net income of $333 million. In the first six months of 2013, we recorded revenue of $3,271 million, income from operations of $935 million and net income of $552 million.

Trends in Our User Metrics
The numbers for our key metrics, our daily active users (DAUs), monthly active users (MAUs), mobile MAUs and average revenue per user (ARPU), and certain other metrics such as mobile DAUs and mobile-only MAUS, do not include Instagram users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram unless otherwise specifically stated.

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

Worldwide DAUs increased 27% to 699 million on average during June 2013 from 552 million during June 2012. We experienced growth in DAUs across major markets including Brazil, India, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook. During the second quarter of 2013, the number of DAUs using personal computers increased modestly compared to the same period in 2012, but in certain key markets such as the United States the number of DAUs using personal computers decreased, while mobile DAUs continued to increase. Worldwide mobile DAUs were 469 million on average during June 2013.

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

As of June 30, 2013, we had 1.15 billion MAUs, an increase of 21% from June 30, 2012. Users in India and Brazil represented key sources of growth in the second quarter of 2013 relative to the prior year.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile app or via mobile-optimized versions of our website such as m.facebook.com, whether on a mobile phone or tablet such as the iPad, during the period of measurement.

Worldwide mobile MAUs increased 51% to 819 million as of June 30, 2013 from 543 million as of June 30, 2012. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and Indonesia representing key sources of mobile growth over the second quarter of 2013 as compared to the first quarter of 2013. There were 219 million mobile MAUs who accessed Facebook solely through mobile apps or our mobile website during the month ended June 30, 2013, increasing 16% from 189 million during the month ended March 31, 2013. The remaining 600 million mobile MAUs accessed Facebook from both personal computers and mobile devices during that month. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may be flat or continue to decline in certain markets, including key developed markets such as the United States, in part due to our focus on developing mobile products to encourage mobile usage of Facebook.

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

Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the marketer or developer.

During the second quarter of 2013, worldwide ARPU was $1.60, an increase of 25% from the second quarter of 2012. Over this period, ARPU increased by approximately 43% in Rest of World and by over 30% in United States & Canada, Asia and Europe. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers.
Advertising. Our advertising revenue is generated by displaying ad products on the Facebook website or mobile app and third-party affiliated websites or mobile apps. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content, and action-based ads in the period in which a user takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. Whether we count the initial display only or every display of an ad as an impression is dependent on where the ad is displayed. For example, an individual ad in News Feed that is purchased on an impression basis may be displayed to users more than once during a day; however, only the initial display of the ad is considered an impression, regardless of how many times the ad is actually displayed within the News Feed to a particular user.
Payments and other fees. We enable Payments from our users to our Platform developers. Our users can transact and make payments on the Facebook Platform by using credit cards, PayPal or other payment methods available on our website. We receive a fee from our Platform developers when users make purchases from our Platform developers using our Payments infrastructure. We recognize revenue net of amounts remitted to our Platform developers. We have mandated the use of our Payments infrastructure for game apps on Facebook, and fees related to Payments are generated almost exclusively from games. Our other fees revenue consists primarily of user Promoted Posts, our ad serving and measurement products and, to a lesser extent, Facebook Gifts revenue. Such revenue has been immaterial in recent periods.
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
Marketing and sales. Our marketing and sales expenses consist primarily of salaries, benefits, and share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include user-, developer-, and marketer-facing marketing and promotional expenditures.
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

Results of Operations
The following table set forth our condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenue	$1,813	$1,184	$3,271	$2,242
Costs and expenses:
Cost of revenue	465	367	878	644
Research and development	344	705	637	858
Marketing and sales	269	392	472	535
General and administrative	173	463	349	567
Total costs and expenses	1,251	1,927	2,336	2,604
Income (loss) from operations	562	(743)	935	(362)
Interest and other expense, net	(17)	(22)	(37)	(21)
Income (loss) before (provision for) benefit from income taxes	545	(765)	898	(383)
(Provision for) benefit from income taxes	(212)	608	(346)	431
Net income (loss)	$333	$(157)	$552	$48
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Share-based compensation expense included in costs and expenses:
Cost of revenue	$11	$66	$19	$71
Research and development	151	545	268	605
Marketing and sales	33	232	57	251
General and administrative	29	263	50	282
Total share-based compensation expense	$224	$1,106	$394	$1,209

The following table set forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	26%	31%	27%	29%
Research and development	19%	60%	19%	38%
Marketing and sales	15%	33%	14%	24%
General and administrative	10%	39%	11%	25%
Total costs and expenses	69%	163%	71%	116%
Income (loss) from operations	31%	(63)%	29%	(16)%
Interest and other expense, net	(1)%	(2)%	(1)%	(1)%
Income (loss) before (provision for) benefit from income taxes	30%	(65)%	27%	(17)%
(Provision for) benefit from income taxes	(12)%	51%	(11)%	19%
Net income (loss)	18%	(13)%	17%	2%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	1%	6%	1%	3%
Research and development	8	46	8	27
Marketing and sales	2	20	2	11
General and administrative	2	22	2	13
Total share-based compensation expense	12%	93%	12%	54%
Three and Six Months Ended June 30, 2013 and 2012
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Revenue:
Advertising	$1,599	$992	61%	$2,844	$1,864	53%
Payments and other fees	214	192	11%	427	378	13%
Total revenue	$1,813	$1,184	53%	$3,271	$2,242	46%
Revenue in the second quarter and the first six months of 2013 increased $629 million, or 53%, and $1,029 million, or 46%, respectively, compared to the same periods in 2012. The increases were due primarily to increases in advertising revenue.
Advertising revenue increased $607 million, or 61%, and $980 million, or 53%, in the second quarter and the first six months of 2013, respectively, compared to the same periods in 2012. Advertising revenue grew due to a 43% and 41% increase in the number of ads delivered during the second quarter and the first six months of 2013, respectively, and a 13% and 8% increase in the average price per ad as compared to those same periods in 2012. The most important factor driving advertising revenue growth in these periods was an increase in revenue from ads in News Feed on both mobile devices and personal computers. News Feed ads are displayed more prominently, have significantly higher levels of engagement and a higher price per ad relative to our other ad placements. For the second quarter and the first six months of 2013, we estimate that advertising revenue from News Feed ads on mobile devices represented approximately 41% and 36%, respectively, of total advertising revenue, as compared with approximately 3% and 1% in the same periods in 2012. Other factors that influenced our advertising revenue growth and advertising price and volume trends in these periods included: (i) an increase in the number of marketers actively advertising on Facebook which we believe increased demand for our ads; (ii) 27% growth in average DAUs and 21% growth in MAUs from June 30, 2012 to June 30, 2013, which increased the number of ads we delivered; and (iii) other product changes, including our decision in the fourth quarter of 2012 to lower our market reserve price, i.e. the minimum price threshold accepted in our ads auction. We believe the reserve price change significantly increased the number of ads delivered and reduced the average price per ad, and overall had a modest positive effect on revenue in the 2013 periods.
Payments and other fees revenue in the second quarter and the first six months of 2013 increased $22 million, or 11%, and $49 million, or 13%, respectively, compared to the same periods in 2012. The increase in Payments and other fees revenue is a result of increased Payments revenue from games played on Facebook on personal computers, and to a lesser extent, the inclusion of other fees revenue in 2013 from user Promoted Posts, our ad serving and measurement products, and Facebook Gifts.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Cost of revenue	$465	$367	27%	$878	$644	36%
Percentage of revenue	26%	31%		27%	29%
Cost of revenue in the second quarter and the first six months of 2013 increased $98 million, or 27%, and $234 million, or 36%, respectively, compared to the same periods in 2012. The increases in both periods were primarily due to $57 million and $65 million of lease abandonment expense recognized in the second quarter and the first six months of 2013 resulting from exiting certain leased data centers due to the migration of operations to our own data centers. In addition, operational expenses related to expanding our own data centers also contributed to the increases in cost of revenue, including $58 million and $145 million increases in depreciation for the second quarter and the first six months of 2013, respectively. These increases were partially offset by $55 million and $52 million decreases in share-based compensation expense for the second quarter and the first six months of 2013, respectively, compared to the same periods in 2012 mainly due to the recognition of expense in those prior periods related to RSUs granted prior to January 1, 2011 (Pre-2011 RSUs) as a result of our IPO in May 2012.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Research and development	$344	$705	(51)%	$637	$858	(26)%
Percentage of revenue	19%	60%		19%	38%
Research and development expenses in the second quarter and the first six months of 2013 decreased $361 million, or 51%, and $221 million, or 26%, respectively, compared to the same periods in 2012. The decreases were primarily due to $394 million and $337 million decreases in share-based compensation expense for the second quarter and the first six months of 2013, respectively, compared to the same periods in 2012 mainly due to the recognition of expense in those prior periods related to Pre-2011 RSUs as a result of our IPO in May 2012. These decreases were partially offset by increases in payroll and benefits expense resulting from a 58% growth in employee headcount from June 30, 2012 to June 30, 2013 in engineering and other technical functions. This investment supported our efforts to improve existing products and build new products for users, developers, and marketers.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Marketing and sales	$269	$392	(31)%	$472	$535	(12)%
Percentage of revenue	15%	33%		14%	24%
Marketing and sales expenses in the second quarter and the first six months of 2013 decreased $123 million, or 31%, and $63 million, or 12%, compared to the same periods in 2012. The decreases were primarily due to $199 million and $194 million decreases in share-based compensation expense for the second quarter and the first six months of 2013, respectively, compared to the same periods in 2012 mainly due to the recognition of expense in those prior periods related to Pre-2011 RSUs as a result of our IPO in May 2012. These decreases were partially offset by $54 million and $73 million increases in our user-, developer-, and marketer-facing marketing expenses for the second quarter and the first six months of 2013, respectively, and by increases in payroll and benefits expenses resulting from a 18% increase in employee headcount from June 30, 2012 to June 30, 2013 to support global sales, business development and customer service.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
General and administrative	$173	$463	(63)%	$349	$567	(38)%
Percentage of revenue	10%	39%		11%	25%
General and administrative expenses in the second quarter and the first six months of 2013 decreased $290 million, or 63%, and $218 million, or 38%, respectively, compared to the same periods in 2012. The decreases were primarily due to $234 million and $232 million decreases in share-based compensation expense for the second quarter and the first six months of 2013, respectively, compared to the same periods in 2012 mainly due to the recognition of expense in those prior periods related to Pre-2011 RSUs as a result of our IPO in May 2012. The decreases were partially offset by increases in amortization of acquired patents.
Interest and other expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Interest expense	$(14)	$(10)	40%	$(29)	$(24)	21%
Other (expense) income, net	(3)	(12)	(75)%	(8)	3	367%
Interest and other expense, net	$(17)	$(22)	(23)%	$(37)	$(21)	76%
Interest and other expense, net decreased $5 million in the second quarter of 2013 and increased $16 million in the first six months of 2013 compared to the same periods in 2012. Changes in other (expense) income, net in the second quarter of 2013 compared to the same period in 2012 were primarily due to a decrease in foreign exchange loss resulting from the periodic re-measurement of our foreign currency balances and an increase in interest income resulting from higher invested cash balances. Changes in other (expense) income, net in the first six months of 2013 compared to the same period in 2012 were primarily due to an increase in foreign exchange loss resulting from the periodic re-measurement of our foreign currency balances, offset by an increase in interest income resulting from higher invested cash balances. Interest expense increased by $4 million and $5 million in the second quarter and the first six months of 2013, respectively, primarily due to interest on the $1.5 billion term loan that was drawn down in the fourth quarter of 2012.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
(Provision for) benefit from income taxes	$(212)	$608	NM	$(346)	$431	NM
Effective tax rate	39%	79%		39%	113%
Our provision for income taxes in the second quarter and the first six months of 2013 was $212 million and $346 million, respectively, compared to a benefit from income taxes of $608 million and $431 million in the second quarter and the first six months of 2012, respectively. The change in our provision for income taxes is primarily due to an increase in income before income taxes in the second quarter and the first six months of 2013.
Our effective tax rate decreased in the second quarter and the first six months of 2013 primarily due to the increase in income before income taxes and a reduction in the amount of non-deductible share-based compensation expense that was recognized compared to the same periods in 2012. We also recorded a non-recurring tax benefit in the first quarter of 2013 related to the reinstatement of the federal tax credit for research and development activities applicable to the fiscal year ended December 31, 2012.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities were $10.3 billion as of June 30, 2013, an increase of $626 million from December 31, 2012, primarily due to $2.0 billion of cash generated from operations which included the receipt of an income tax refund of $419 million. This increase was offset by $595 million used for purchases of property and equipment, $558 million used for tax payments related to net share settlement of equity awards, and $221 million used for acquisitions of businesses and other assets. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
We have an unsecured five-year revolving credit facility that allows us to borrow up to $5 billion at London Interbank Offered Rate (LIBOR) plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance. As of June 30, 2013, no amounts were drawn down and we were in compliance with the covenants under this credit facility.
We also have a three-year unsecured term loan facility (Amended and Restated Term Loan) expiring in October 2015 that allows us to borrow up to $1.5 billion with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We fully drew down the $1.5 billion facility which will become due and payable in full on October 25, 2015. We have the option to repay this facility at any time prior to such date. As of June 30, 2013, we were in compliance with the covenants in the Amended and Restated Term Loan.
In connection with the draw down of the Amended and Restated Term Loan, we entered into a $1.5 billion interest rate swap agreement that converts the one-month LIBOR rate on the corresponding notional amount of debt to a fixed interest rate of 1.46% to hedge our exposure to interest rate fluctuation. This interest rate swap has a maturity date of October 25, 2015.
During the first six months of 2013, we received a $419 million refund from the income tax loss carryback to 2010 and 2011.
As of June 30, 2013, $699 million of the $10.3 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.

Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2013 primarily consisted of net income, adjusted for certain non-cash items, including total depreciation and amortization of $463 million and share-based compensation expense of $394 million, and a reduction in income tax refundable of $444 million. The increase in cash flow from operating activities during the first six months of 2013 compared to the same period in 2012 was mainly due to an increase in net income, as adjusted for certain non-cash items, and the receipt of an income tax refund of $419 million.
Cash Used in Investing Activities
Cash used in investing activities during the first six months of 2013 primarily resulted from $595 million for capital expenditures related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers as well as $221 million for acquisitions of businesses and other assets, such as patents. The decrease in cash used in investing activities during the first six months of 2013 compared to the same period in 2012 was mainly due to decreased net purchases of marketable securities from the same period in 2012 when we invested the proceeds from our IPO. In addition, we used less cash to acquire businesses and other assets and had lower capital expenditures in the first six months of 2013 compared to the same period in 2012.
We anticipate making capital expenditures in 2013 of approximately $1.6 billion.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $593 million for the first six months of 2013 primarily resulted from $558 million of tax payments related to the net share settlement of equity awards. Because our RSUs granted on or after January 1, 2011 only began to settle in 2013, the total tax payments of $558 million included approximately $185 million related to RSUs that vested prior to 2013 but were not settled until the first quarter of 2013.
Cash provided by financing activities was $7.09 billion for the first six months of 2012 primarily related to $6.76 billion in net proceeds from our IPO.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
See Note 9 in the notes to the condensed consolidated financial statements included in Part I, Item 1 and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $8 million and $19 million in the three months ended June 30, 2013 and 2012, respectively, and of $13 million and $3 million in the six months ended June 30, 2013 and 2012, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities and interest paid on our long-term debt.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $74 million and $55 million in the market value of our available-for-sale debt securities as of June 30, 2013 and December 31, 2012, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. In September 2013, the court is scheduled to hear argument on our motion to dismiss the consolidated securities class action, as well as our motion to dismiss, and the plaintiffs' motion to remand to state court, certain other derivative actions. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries. Any such inquiries could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The size of our user base and our users' level of engagement are critical to our success. We had 1.15 billion monthly active users (MAUs) as of June 30, 2013. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. To the extent our active user growth rate slows, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time and can be difficult to measure, particularly as users engage increasingly via mobile devices and as we introduce new and different services. Any decrease in user retention, growth, or engagement could render Facebook less attractive to users, developers and marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other products or activities;

•	we fail to introduce new products that users find engaging or if we introduce new products or services that are not favorably received;

•
users feel that their Facebook experience is diminished as a result of the decisions we make with respect to the frequency, prominence, and size of ads that we display, or the quality of the ads displayed;

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
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the first six months of 2013 and 2012, advertising accounted for 87% and 83%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•	increased user access to and engagement with Facebook through our mobile products or other new devices in the future, where we have less monetization experience compared to use on personal computers;

•	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of ads displayed on Facebook;

•	our inability to increase marketer demand, the pricing of our ads, or both;

•	our inability to increase the quality of ads shown to users, particularly on mobile devices;

•	the accuracy of our analytics and measurement solutions that demonstrate the value of our ads, or our ability to further improve such tools;

•	decisions by marketers to use our free products, such as Facebook Pages, instead of advertising on Facebook;

•	loss of advertising market share to our competitors, including if such competitors offer lower priced or more integrated products;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, content on Facebook, our Platform developers, or other companies in our industry;

•	our inability to create new products that sustain or increase the value of our ads;

•	the degree to which users opt out of social ads;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way online advertising is priced;

•	the impact of new technologies that could block or obscure the display of our ads; and

•	the impact of macroeconomic conditions or conditions in the advertising industry, in general.
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
We had 819 million mobile MAUs in June 2013. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future and that the usage through personal computers may decline or continue to decline in certain markets, in part due to our focus on developing mobile products to encourage mobile usage of Facebook. For example, during the first and second quarters of 2013, the number of daily active users (DAUs) using personal computers in the United States declined when compared to the same periods in 2012, while the number of mobile DAUs increased. While mobile advertising revenue continues to grow, a majority of our overall advertising revenue is still generated from advertising on personal computers. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display personalized advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. These offerings include, for example, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries. We also compete with companies that develop applications, particularly mobile applications, that provide social functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional and online businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to monetize our products, including our mobile products;

•	the frequency, size, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building on the Facebook Platform;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.
If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.
We may not be successful in our efforts to grow usage of and engagement with the Facebook Platform.
We have made and are continuing to make investments to enable developers to build applications (apps) and websites that integrate with the Facebook Platform. Existing and prospective Platform developers may not be successful in building apps or websites that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building on the Facebook Platform. We are continuously seeking to balance the distribution objectives of our Platform developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain Platform developers. For example, from time to time, we have taken actions to reduce the volume of communications from Platform developers to users on Facebook with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, Facebook-integrated apps and websites. In some instances, these actions, as well as other actions to enforce our Platform policies, have adversely affected our relationships with Platform developers. If we are not successful in our efforts to grow our Platform or if we are unable to build and maintain good relations with Platform developers, our user growth and user engagement and our financial results may be adversely affected.
We may not be successful in our efforts to further monetize the Facebook Platform.
We currently monetize the Facebook Platform in several ways, including ads on pages generated by apps on Facebook, direct advertising on Facebook purchased by Platform developers to drive traffic to their apps and websites, and fees from our Platform developers' use of our Payments infrastructure to sell virtual and digital goods to users accessing Facebook via personal computers. Apps built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these apps has historically been generated by a limited number of the most popular games. In addition, a relatively small percentage of our users have transacted with Facebook Payments. If the Platform apps that currently generate revenue fail to grow or maintain their users and engagement, if Platform developers do not continue to introduce new apps that attract users and create engagement, if Platform developers reduce their advertising on Facebook, if we fail to maintain good relationships with Platform developers or attract new developers, or if Platform apps outside of social games do not gain popularity and generate significant revenue for us, our financial performance and ability to grow revenue could be adversely affected.

Additionally, we are actively supporting Platform developers' efforts to develop their own mobile apps and websites that integrate with Facebook. Unlike apps that run within the Facebook website which enable us to show ads and offer Payments, we generally do not directly monetize from Platform developers' integrating their own mobile apps and websites with Facebook. Therefore, our Platform developers' efforts to prioritize their own mobile apps or websites may reduce or slow the growth of our user activity that generates advertising and Payments opportunities, which could negatively affect our revenue. Although we believe that there are significant long-term benefits to Facebook resulting from increased engagement on Facebook-integrated websites and mobile apps, these benefits may not offset the possible loss of revenue, in which case our business could be harmed.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number and quality of ads shown to users;

•	the pricing of our ads and other products;

•	the rate of growth in mobile usage compared to usage through personal computers, and our ability to monetize through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisitions of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	the overall tax rate for our business, which may be affected by the financial results of our international subsidiaries;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in global business or macroeconomic conditions.
We expect our rates of growth may decline in the future.
We believe that our rates of user and revenue growth may decline over time. For example, our revenue grew 88% from 2010 to 2011 and 37% from 2011 to 2012. Historically, our user growth has been a primary driver of growth in our revenue. While we have recently experienced increased revenue growth compared to prior periods, we expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve higher market penetration rates. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, which could harm our business and profitability.
Operating our business is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, and as we develop and implement new products. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. We expect to continue to invest in these and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may continue to grow faster than our revenue over time. Our expenses may be greater than we anticipate, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, advertising, marketing, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. For example, depending on how our Gifts products evolve, we may be subject to laws and regulations governing returns, taxability of purchases, purchase of restricted products such as alcohol, product liability, and international import and export restrictions. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for data processors that are more stringent than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock as of June 30, 2013. Mr. Zuckerberg therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.

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
The numbers for our key metrics, our DAUs, MAUs, mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile DAUs and mobile-only MAUs, are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 5.0% of our worldwide MAUs as of December 31, 2012. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. As of December 31, 2012, for example, we estimate user-misclassified accounts may have represented approximately 1.3% of our worldwide MAUs and undesirable accounts may have represented approximately 0.9% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or Australia and higher in developing markets such as Indonesia and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 5,299 as of June 30, 2013 from 3,976 as of June 30, 2012, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, Platform developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in 2013, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure. Any such failure may harm our reputation, our ability to retain existing users and attract new users, and our results of operations.
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
As of June 30, 2013, we had $1.5 billion outstanding under our term loan facility. By drawing on our term loan facility, our interest expense and principal repayment requirements have increased significantly, which could have an adverse effect on our financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $45.00 through June 30, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The price of our Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale. As of June 30, 2013, there were 1,812,924,128 shares of our Class A common stock and 617,953,046 shares of our Class B common stock outstanding. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer.
As of June 30, 2013, substantially all of our outstanding shares are available for sale into the market, except for 426 million outstanding shares and 60 million shares issuable upon the exercise of an option held by Mark Zuckerberg. Mr. Zuckerberg has informed us that he has no intention to conduct any sale transactions in our securities until at least September 2013.

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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may/will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
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
On May 10, 2013, we issued 2,518,496 shares of our Class A common stock as consideration to 21 individuals and 12 entities in connection with our acquisition of all the outstanding shares of a company.
The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) or Regulation D of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon any stock certificates or book-entry entitlements issued in this transaction.

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

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

* Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 25th day of July 2013.

FACEBOOK, INC.

Date: July 25, 2013	/s/ DAVID A. EBERSMAN
David A. Ebersman Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2013	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)