Form 10-Q
period 2013-09-30
Facebook Inc
filed 2013-11-01
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	1,874,048,211 shares outstanding as of October 29, 2013
Class B Common Stock $0.000006 par value	580,779,919 shares outstanding as of October 29, 2013

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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, our daily active users (DAUs), monthly active users (MAUs), mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile DAUs and mobile-only MAUs, are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented between approximately 4.3% and 7.9% of our worldwide MAUs during the nine months ended September 30, 2013. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. During the nine months ended September 30, 2013, for example, we estimate user-misclassified accounts may have represented between approximately 0.8% and 2.1% of our worldwide MAUs and undesirable accounts may have represented between approximately 0.4% and 1.2% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology. Due to inherent variability in such estimates at particular dates of measurement, we disclose these estimates as a range over a recent period.

Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. We have worked with third parties to develop models to analyze user data by age in the United States. These models suggest that usage by U.S. teens overall continues to be stable, but that there has recently been a decline in DAU among younger U.S. teens. The data and models we are using are not precise and our understanding of usage by age group may not be complete.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,100	$2,384
Marketable securities	6,228	7,242
Accounts receivable, net of allowances for doubtful accounts of $31 and $22 as of September 30, 2013 and December 31, 2012, respectively	872	719
Income tax refundable	7	451
Prepaid expenses and other current assets	342	471
Total current assets	10,549	11,267
Property and equipment, net	2,685	2,391
Goodwill and intangible assets, net	1,609	1,388
Other assets	90	57
Total assets	$14,933	$15,103
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36	$65
Platform partners payable	171	169
Accrued expenses and other current liabilities	453	423
Deferred revenue and deposits	36	30
Current portion of capital lease obligations	288	365
Total current liabilities	984	1,052
Capital lease obligations, less current portion	287	491
Long-term debt	—	1,500
Other liabilities	614	305
Total liabilities	1,885	3,348
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 1,869 million and 1,671 million shares issued and outstanding, including 6 million and 2 million outstanding shares subject to repurchase as of September 30, 2013 and December 31, 2012, respectively; 4,141 million Class B shares authorized, 584 million and 701 million shares issued and outstanding, including 7 million and 11 million outstanding shares subject to repurchase as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	10,399	10,094
Accumulated other comprehensive income	13	2
Retained earnings	2,636	1,659
Total stockholders' equity	13,048	11,755
Total liabilities and stockholders' equity	$14,933	$15,103
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$2,016	$1,262	$5,286	$3,504
Costs and expenses:
Cost of revenue	507	322	1,384	967
Research and development	369	244	1,006	1,102
Marketing and sales	233	168	704	703
General and administrative	171	151	520	717
Total costs and expenses	1,280	885	3,614	3,489
Income from operations	736	377	1,672	15
Interest and other income (expense), net:
Interest expense	(21)	(11)	(50)	(35)
Other income, net	11	6	2	9
Income (loss) before provision for income taxes	726	372	1,624	(11)
Provision for income taxes	301	431	647	—
Net income (loss)	$425	$(59)	$977	$(11)
Less: Net income attributable to participating securities	3	—	6	—
Net income (loss) attributable to Class A and Class B common stockholders	$422	$(59)	$971	$(11)
Earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.17	$(0.02)	$0.40	$(0.01)
Diluted	$0.17	$(0.02)	$0.39	$(0.01)
Weighted average shares used to compute earnings (loss) per share attributable to Class A and Class B common stockholders:
Basic	2,430	2,420	2,408	1,884
Diluted	2,528	2,420	2,504	1,884
Share-based compensation expense included in costs and expenses:
Cost of revenue	$12	$8	$31	$79
Research and development	164	114	432	719
Marketing and sales	34	28	91	279
General and administrative	29	29	79	311
Total share-based compensation expense	$239	$179	$633	$1,388
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$425	$(59)	$977	$(11)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	38	21	7	(1)
Change in unrealized gain/loss on available-for-sale investments, net of tax	4	2	1	1
Change in unrealized gain/loss on derivative, net of tax	(1)	—	3	—
Comprehensive income (loss)	$466	$(36)	$988	$(11)
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$977	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	737	425
Lease abandonment expense	108	7
Loss on disposal or write-off of equipment	39	8
Share-based compensation	633	1,388
Deferred income taxes	21	(434)
Tax benefit from share-based award activity	277	854
Excess tax benefit from share-based award activity	(285)	(854)
Changes in assets and liabilities:
Accounts receivable	(145)	(90)
Income tax refundable	444	(567)
Prepaid expenses and other current assets	(11)	24
Other assets	(35)	—
Accounts payable	(17)	20
Platform partners payable	2	(16)
Accrued expenses and other current liabilities	(105)	155
Deferred revenue and deposits	6	(5)
Other liabilities	345	27
Net cash provided by operating activities	2,991	931
Cash flows from investing activities
Purchases of property and equipment	(879)	(1,037)
Purchases of marketable securities	(4,364)	(8,590)
Sales of marketable securities	2,433	571
Maturities of marketable securities	2,954	2,413
Investments in non-marketable equity securities	(1)	(3)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(237)	(911)
Change in restricted cash and deposits	4	(2)
Net cash used in investing activities	(90)	(7,559)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	6,760
Taxes paid related to net share settlement of equity awards	(706)	—
Proceeds from exercise of stock options	20	9
Repayment of long-term debt	(1,500)	—
Proceeds from sale and lease-back transactions	—	205
Principal payments on capital lease obligations	(291)	(231)
Excess tax benefit from share-based award activity	285	854
Net cash (used in) provided by financing activities	(2,192)	7,597
Effect of exchange rate changes on cash and cash equivalents	7	(3)
Net increase in cash and cash equivalents	716	966
Cash and cash equivalents at beginning of period	2,384	1,512
Cash and cash equivalents at end of period	$3,100	$2,478
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow data
Cash paid during the period for:
Interest	$33	$30
Income taxes	$61	$184
Cash received during the period for:
Income taxes	$419	$—
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$31	$(80)
Property and equipment acquired under capital leases	$11	$251
Fair value of shares issued related to acquisitions of businesses and other assets	$77	$275
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
In the nine months ended September 30, 2013, we completed several business acquisitions for total consideration of $260 million, consisting of approximately $184 million in cash and 3 million vested shares of our Class A common stock which are not conditioned upon continuous employment. In addition, we issued approximately 6 million shares of Class A common stock in connection with such acquisitions, which are conditioned upon continuous employment. These shares have been excluded from purchase consideration and will be recognized over the required service period as share-based compensation expense.
These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. Pro forma results of operations related to our acquisitions during the nine months ended September 30, 2013 have not been presented because they are not material to our condensed consolidated statements of operations, either individually or in the aggregate.
The following table summarizes the allocation of estimated fair values of the net assets acquired during the nine months ended September 30, 2013, including the related estimated useful lives, where applicable:

	in millions	Estimated useful lives (in years)
Amortizable intangible assets:
Acquired technology	$68	3 - 7
Tradename and other	26	2 - 10
Deferred tax liabilities	(9)
Net assets acquired	$85
Goodwill	175
Total fair value consideration	$260
Goodwill generated from all business acquisitions completed during the nine months ended September 30, 2013 is primarily attributable to expected synergies from future growth and potential monetization opportunities and $66 million of this goodwill is deductible for tax purposes.
In the nine months ended September 30, 2013, we also acquired $58 million of patents and other intangible assets. Patents acquired during the nine months ended September 30, 2013 have estimated useful lives ranging from seven to 15 years from the dates of acquisition.

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
For the calculation of diluted EPS, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion from Class B common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income (loss) attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.

Restricted stock units (RSUs) granted prior to January 1, 2011 vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied six months following the completion of our IPO. Our IPO did not occur until May 2012. Therefore, subsequent to the completion of our IPO in May 2012, these RSUs were included in our basic and diluted EPS calculation. RSUs granted on or after January 1, 2011 (Post-2011 RSUs) are not subject to a liquidity condition in order to vest and are thus included in the calculation of diluted EPS.
We have excluded 15 million Post-2011 RSUs from the EPS calculation for the nine months ended September 30, 2013 because the impact would be anti-dilutive. Shares excluded from the calculation were not material for the three months ended September 30, 2013. For the three and nine months ended September 30, 2012 in which we reported a net loss, we did not allocate any loss to participating securities in the basic and diluted EPS computation. Additionally, we did not include employee stock options, unvested RSUs, and shares subject to repurchase in our calculation of diluted EPS for these periods because the impact of these awards would have been anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock were calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income (loss)	$320	$105	$(19)	$(40)	$717	$260	$(3)	$(8)
Less: Net income attributable to participating securities	2	1	—	—	4	2	—	—
Net income (loss) attributable to common stockholders	$318	$104	$(19)	$(40)	$713	$258	$(3)	$(8)
Denominator
Weighted average shares outstanding	1,833	611	794	1,632	1,773	649	431	1,457
Less: Shares subject to repurchase	6	8	1	5	5	9	1	3
Number of shares used for basic EPS computation	1,827	603	793	1,627	1,768	640	430	1,454
Basic EPS	$0.17	$0.17	$(0.02)	$(0.02)	$0.40	$0.40	$(0.01)	$(0.01)
Diluted EPS:
Numerator
Net income (loss) attributable to common stockholders	$318	$104	$(19)	$(40)	$713	$258	$(3)	$(8)
Reallocation of net income attributable to participating securities	3	—	—	—	6	—	—	—
Reallocation of net income (loss) as a result of conversion of Class B to Class A common stock	104	—	(40)	—	258	—	(8)	—
Reallocation of net income to Class B common stock	—	13	—	—	—	29	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$425	$117	$(59)	$(40)	$977	$287	$(11)	$(8)
Denominator
Number of shares used for basic EPS computation	1,827	603	793	1,627	1,768	640	430	1,454
Conversion of Class B to Class A common stock	603	—	1,627	—	640	—	1,454	—
Weighted average effect of dilutive securities:
Employee stock options	59	59	—	—	69	69	—	—
RSUs	33	33	—	—	21	21	—	—
Shares subject to repurchase	6	6	—	—	6	6	—	—
Number of shares used for diluted EPS computation	2,528	701	2,420	1,627	2,504	736	1,884	1,454
Diluted EPS	$0.17	$0.17	$(0.02)	$(0.02)	$0.39	$0.39	$(0.01)	$(0.01)

Note 4.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$898	$1,513
Money market funds	2,202	871
Total cash and cash equivalents	3,100	2,384
Marketable securities:
U.S. government securities	4,157	5,165
U.S. government agency securities	2,071	2,077
Total marketable securities	6,228	7,242
Total cash, cash equivalents and marketable securities	$9,328	$9,626
The gross unrealized gains or losses on our marketable securities as of September 30, 2013 and December 31, 2012 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of September 30, 2013 and December 31, 2012.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2013
Due in one year	$3,272
Due in one to two years	2,956
Total	$6,228

Note 5.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,202	$2,202	$—	$—
Marketable securities:
U.S. government securities	4,157	4,157	—	—
U.S. government agency securities	2,071	2,071	—	—
Total cash equivalents and marketable securities	$8,430	$8,430	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$871	$871	$—	$—
Marketable securities:
U.S. government securities	5,165	5,165	—	—
U.S. government agency securities	2,077	2,077	—	—
Total cash equivalents and marketable securities	$8,113	$8,113	$—	$—

Other current liabilities:
Contingent consideration liability	$4	$—	$—	$4

Other liabilities:
Derivative financial instrument	$4	$—	$4	$—
In August 2013, we settled our Level 3 contingent consideration liability and terminated our Level 2 derivative financial instrument related to our interest rate swap agreement. See Note 8 in these notes to the condensed consolidated financial statements for additional information on the termination of our interest swap agreement.

Note 6.	Property and Equipment
Property and equipment consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Network equipment	$2,245	$1,912
Land	41	36
Buildings	975	594
Leasehold improvements	198	194
Computer software, office equipment and other	107	93
Construction in progress	255	444
Total	3,821	3,273
Less: Accumulated depreciation	(1,136)	(882)
Property and equipment, net	$2,685	$2,391
Construction in progress includes costs primarily related to the construction of data centers and equipment located in our data centers in Oregon, North Carolina, Iowa and Sweden and ongoing construction to expand our corporate headquarters in Menlo Park, California. Interest capitalized during the periods presented was not material.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in millions):

Balance as of December 31, 2012	$587
Goodwill acquired	175
Balance as of September 30, 2013	$762
Intangible assets consisted of the following (in millions):

		September 30, 2013			December 31, 2012
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	3 - 18	$739	$(120)	$619	$684	$(53)	$631
Acquired technology	2 - 10	201	(55)	146	133	(32)	101
Tradename and other	2 - 10	123	(41)	82	94	(25)	69
Total		$1,063	$(216)	$847	$911	$(110)	$801
Amortization expense of intangible assets was $37 million and $106 million for the three and nine months ended September 30, 2013, respectively, and $31 million and $44 million for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2013	$37
2014	145
2015	136
2016	124
2017	106
2018	72
Thereafter	227
$847

Note 8.	Long-term Debt
In August 2013, we fully repaid the $1.5 billion outstanding principal balance of our three-year unsecured term loan facility.
In connection with our termination of the unsecured term loan facility, we also terminated our $1.5 billion interest rate swap agreement which converted the one-month LIBOR rate on the corresponding notional amount of debt to a fixed interest rate to hedge our exposure to interest rate fluctuation. We have reclassified all amounts related to the interest rate swap in AOCI to interest expense. For the three and nine months ended September 30, 2013, the amount in AOCI reclassified to interest expense was not material. The realized gain as a result of the termination of our interest rate swap was also not material.
Concurrently, we also terminated our unsecured five-year revolving credit facility that allowed us to borrow up to $5 billion. We had not drawn down on this facility.
In August 2013, in connection with the termination of these facilities, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2013, no amounts had been drawn down and we were in compliance with the covenants under this facility.

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
During the three and nine months ended September 30, 2013, we recognized lease abandonment expense of $43 million and $108 million, respectively, primarily due to exiting certain leased data centers resulting from the migration of operations to our own data centers. Lease abandonment expense for the same periods in 2012 was not material.
Operating lease expense was $28 million and $101 million for the three and nine months ended September 30, 2013, respectively, and $50 million and $151 million for the three and nine months ended September 30, 2012, respectively.

Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our IPO and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. On October 8, 2013, the court heard argument on our motion to dismiss the consolidated securities class action, as well as our motion to dismiss, and the plaintiffs' motion to remand to state court, certain other derivative actions. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries.
In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies relating to the matters set forth above. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our condensed consolidated financial statements of a particular reporting period could be materially adversely affected.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending legal matters, one case is currently scheduled for trial in the near future. Rembrandt Social Media, LP v. Facebook, Inc., et al., is scheduled to begin trial on December 10, 2013, in the U.S. District Court for the Eastern District of Virginia. In the Rembrandt case, the plaintiff alleges that we infringe certain patents held by the plaintiff. The plaintiff is seeking significant monetary damages and equitable relief.

We believe the claims made by the plaintiff in the Rembrandt case are without merit, and we intend to defend ourselves vigorously. Because the outcome of litigation is inherently uncertain, we believe it is reasonably possible that we may incur a loss in connection with this matter. However, we do not believe such a loss is probable and we are unable to estimate a reasonable range of loss, if any, that could result were there to be an adverse final decision, and we therefore have not accrued a liability for this matter. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
In November 2005, we issued a nonstatutory stock option to our CEO to purchase 120,000,000 shares of our Class B common stock under the 2005 Officers' Stock Plan. As of September 30, 2013, the option had been partially exercised and the remaining option to purchase 60,000,000 shares is outstanding and fully vested. This option will expire on November 7, 2015. No options were available for future issuance under the 2005 Officers' Stock Plan.

The following table summarizes the stock option activity under the Stock Plans during the nine months ended September 30, 2013:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2012	122,821	$0.85	3.79	$3,166
Stock options exercised	(38,293)	0.54
Stock options forfeited/cancelled	(216)	1.85
Balance as of September 30, 2013	84,312	$0.99	2.89	$4,152
Stock options vested and expected to vest as of September 30, 2013	84,287	$0.99	2.89	$4,151
Stock options exercisable as of September 30, 2013	78,593	$0.37	2.62	$3,920

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $50.23 on September 30, 2013.

The aggregate intrinsic value of the options exercised was $586 million and $1.17 billion for the three and nine months ended September 30, 2013, respectively, and $10 million and $2.99 billion for the three and nine months ended September 30, 2012, respectively.
The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2013:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2012	113,044	$21.38
Granted	49,048	28.14
Vested	(39,523)	16.37
Forfeited	(11,375)	24.11
Unvested at September 30, 2013	111,194	$25.87
As of September 30, 2013, there was $2.85 billion of unrecognized share-based compensation expense, of which $2.53 billion is related to RSUs and $320 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 11.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions, including the portions of our share-based compensation that will not generate tax benefits, and the effects of acquisitions and the integration of those acquisitions. In addition, our effective tax rate can be more or less volatile based on the amount of income before provision for income taxes. For example, the effect of non-deductible share-based compensation expense on our effective tax rate is significantly greater when our income before provision for income taxes is lower.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign jurisdictions, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
For the nine months ended September 30, 2013, the effect of the non-deductible share-based compensation expense and losses arising outside the United States in jurisdictions where we do not receive a tax benefit was largely offset by the recognition of a non-recurring tax benefit that we recorded in the first quarter of 2013 related to the reinstatement of the federal tax credit for research and development activities applicable to the year ended December 31, 2012.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008, 2009 and 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and subsequent tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not anticipated to be material to our financial statements.
Our balances of gross unrecognized tax benefits were $751 million and $164 million as of September 30, 2013 and December 31, 2012, respectively. If the remaining balance of gross unrecognized tax benefits as of September 30, 2013 is realized in a future period, this would result in a tax benefit of $450 million within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in future periods.
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
Revenue by geography is based on the billing address of the marketer or Platform developer. The following tables set forth revenue and long-lived assets by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$940	$665	$2,438	$1,789
Rest of the world (1)	1,076	597	2,848	1,715
Total revenue	$2,016	$1,262	$5,286	$3,504

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented

	September 30, 2013	December 31, 2012
Long-lived assets:
United States	$2,206	$2,110
Sweden	395	220
Rest of the world (1)	84	61
Total long-lived assets	$2,685	$2,391

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our Platform developers. In the third quarter of 2013, we recorded revenue of $2,016 million, income from operations of $736 million and net income of $425 million. In the first nine months of 2013, we recorded revenue of $5,286 million, income from operations of $1,672 million and net income of $977 million.

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

•
Daily Active Users (DAUs). We define a daily active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or took an action to share content or activity with his or her Facebook friends or connections via a third-party website or app that is integrated with Facebook, on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey, Asia includes all users in Australia and New Zealand, and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 25% to 728 million on average during September 2013 from 584 million during September 2012. We experienced growth in DAUs across major markets including Brazil, India, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook. On average during September 2013, the number of DAUs using personal computers decreased modestly compared to the same period in 2012. Worldwide mobile DAUs were 507 million on average during September 2013.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or took an action to share content or activity with his or her Facebook friends or connections via a third-party website or app that is integrated with Facebook, in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of September 30, 2013, we had 1.19 billion MAUs, an increase of 18% from September 30, 2012. Users in India and Brazil represented key sources of growth in the third quarter of 2013 relative to the prior year.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile app or via versions of our website such as m.facebook.com, whether on a mobile phone or tablet, during the period of measurement.

Worldwide mobile MAUs increased 45% to 874 million as of September 30, 2013 from 604 million as of September 30, 2012. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and the United States representing key sources of mobile growth over the third quarter of 2013 as compared to the same period in 2012. There were 254 million mobile MAUs who accessed Facebook solely through mobile apps or our mobile website during the month ended September 30, 2013, increasing 102% from 126 million during the same period in 2012. The remaining 620 million mobile MAUs accessed Facebook from both personal computers and mobile devices during September 2013. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will continue to be the primary driver of our user growth for the foreseeable future and that usage through personal computers may be flat or decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia. This is in part due to our focus on developing mobile products to encourage mobile usage of Facebook.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users.

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

During the third quarter of 2013, worldwide ARPU was $1.72, an increase of 33% from the third quarter of 2012. Over this period, ARPU increased by 40% or more in each of the four geographic regions disclosed above. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
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

Results of Operations
The following table set forth our condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenue	$2,016	$1,262	$5,286	$3,504
Costs and expenses:
Cost of revenue	507	322	1,384	967
Research and development	369	244	1,006	1,102
Marketing and sales	233	168	704	703
General and administrative	171	151	520	717
Total costs and expenses	1,280	885	3,614	3,489
Income from operations	736	377	1,672	15
Interest and other expense, net	(10)	(5)	(48)	(26)
Income (loss) before provision for income taxes	726	372	1,624	(11)
Provision for income taxes	301	431	647	—
Net income (loss)	$425	$(59)	$977	$(11)
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Share-based compensation expense included in costs and expenses:
Cost of revenue	$12	$8	$31	$79
Research and development	164	114	432	719
Marketing and sales	34	28	91	279
General and administrative	29	29	79	311
Total share-based compensation expense	$239	$179	$633	$1,388

The following table set forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	25%	26%	26%	28%
Research and development	18%	19%	19%	31%
Marketing and sales	12%	13%	13%	20%
General and administrative	8%	12%	10%	20%
Total costs and expenses	63%	70%	68%	100%
Income from operations	37%	30%	32%	—%
Interest and other expense, net	—%	—%	(1)%	(1)%
Income (loss) before provision for income taxes	36%	29%	31%	—%
Provision for income taxes	15%	34%	12%	—%
Net income (loss)	21%	(5)%	18%	—%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	1%	1%	1%	2%
Research and development	8	9	8	21
Marketing and sales	2	2	2	8
General and administrative	1	2	1	9
Total share-based compensation expense	12%	14%	12%	40%
Three and Nine Months Ended September 30, 2013 and 2012
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Revenue:
Advertising	$1,798	$1,086	66%	$4,641	$2,950	57%
Payments and other fees	218	176	24%	645	554	16%
Total revenue	$2,016	$1,262	60%	$5,286	$3,504	51%
Revenue in the third quarter and the first nine months of 2013 increased $754 million, or 60%, and $1,782 million, or 51%, respectively, compared to the same periods in 2012. The increases were due primarily to increases in advertising revenue.
Advertising revenue increased $712 million, or 66%, and $1,691 million, or 57%, in the third quarter and the first nine months of 2013, respectively, compared to the same periods in 2012. Advertising revenue grew due to a 16% and 32% increase in the number of ads delivered during the third quarter and the first nine months of 2013, respectively, and a 42% and 19% increase in the average price per ad as compared to those same periods in 2012. The most important factor driving advertising revenue growth in these periods was an increase in revenue from ads in News Feed on both mobile devices and personal computers. News Feed ads are displayed more prominently, have significantly higher levels of engagement and a higher price per ad relative to our other ad placements. For the third quarter and the first nine months of 2013, we estimate that advertising revenue from News Feed ads on mobile devices represented approximately 49% and 41%, respectively, of total advertising revenue, as compared with approximately 14% and 6% in the same periods in 2012. Revenue from News Feed ads on mobile devices increased 33% compared to the second quarter of 2013 due to increases in: the average price per mobile ad; the number of mobile users; and the number of ads shown per mobile user.
Other factors that influenced our advertising revenue growth and advertising price and volume trends in these periods included: (i) an increase in the number of marketers actively advertising on Facebook which we believe increased demand for our ads; (ii) 25% growth in average DAUs and 18% growth in MAUs from September 30, 2012 to September 30, 2013, which increased the number of ads we delivered; (iii) an increase in the number of ads displayed in News Feed on both mobile devices and personal computers; and (iv) other product changes, including our decision in the fourth quarter of 2012 to lower our market reserve price, i.e. the minimum price threshold accepted in our ads auction. We believe the reserve price change significantly increased the number of ads delivered and reduced the average price per ad, and overall had a modest positive effect on revenue in the 2013 periods.
Payments and other fees revenue in the third quarter and the first nine months of 2013 increased $42 million, or 24%, and $91 million, or 16%, respectively, compared to the same periods in 2012. The increase in Payments and other fees revenue is a result of increased Payments revenue from games played on Facebook on personal computers, and to a lesser extent, the inclusion of other fees revenue in 2013 from user Promoted Posts, our ad serving and measurement products, and Facebook Gifts.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Cost of revenue	$507	$322	57%	$1,384	$967	43%
Percentage of revenue	25%	26%		26%	28%
Cost of revenue in the third quarter and the first nine months of 2013 increased $185 million, or 57%, and $417 million, or 43%, respectively, compared to the same periods in 2012. The increases in both periods were primarily due to operational expenses related to expanding our own data centers, including $85 million and $230 million increases in depreciation for the third quarter and the first nine months of 2013, respectively. In addition, we recognized $43 million and $108 million of lease abandonment expense in the third quarter and the first nine months of 2013, respectively, primarily due to exiting certain leased data centers resulting from the migration of operations to our own data centers. In the event that circumstances change such that we decide to re-occupy and utilize any of these abandoned data centers, we would reverse the remaining lease abandonment liability associated with those facilities. The increase in cost of revenue for the first nine months of 2013 was partially offset by a $48 million decrease in share-based compensation expense compared to the same period in 2012 mainly due to the recognition of expense in the prior period related to RSUs granted prior to January 1, 2011 (Pre-2011 RSUs) as a result of our IPO in May 2012.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Research and development	$369	$244	51%	$1,006	$1,102	(9)%
Percentage of revenue	18%	19%		19%	31%
Research and development expense increased $125 million, or 51%, in the third quarter of 2013 and decreased $96 million, or 9%, in the first nine months of 2013 compared to the same periods in 2012. The increase in the third quarter of 2013 was primarily due to an increase in payroll and benefits expense resulting from a 46% growth in employee headcount from September 30, 2012 to September 30, 2013 in engineering and other technical functions. Additionally, share-based compensation expense increased $50 million in the third quarter of 2013 compared to the same period in 2012. The decrease in the first nine months of 2013 was due to a $287 million decrease in share-based compensation expense compared to the same period in 2012 resulting from the recognition of expense in the prior period related to Pre-2011 RSUs as a result of our IPO in May 2012. This decrease was mostly offset by an increase in payroll and benefits expense resulting from a 46% growth in employee headcount from September 30, 2012 to September 30, 2013 in engineering and other technical functions. This investment supported our efforts to improve existing products and build new products for users, developers, and marketers.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Marketing and sales	$233	$168	39%	$704	$703	—%
Percentage of revenue	12%	13%		13%	20%
Marketing and sales expenses increased $65 million, or 39%, for the third quarter of 2013 and were flat for the first nine months of 2013 compared to the same periods in 2012. The increase in the third quarter of 2013 was primarily due to an increase in payroll and benefits expenses resulting from a 27% increase in employee headcount from September 30, 2012 to September 30, 2013 to support global sales, business development and customer service. Additionally, our user-, developer-, and marketer-facing marketing and share-based compensation expenses increased $16 million and $6 million, respectively, in the third quarter of 2013 compared to the same period in 2012. Marketing and sales expenses for the first nine months of 2013 were flat compared to the same period in 2012. Our user-, developer-, and marketer-facing marketing expenses and payroll and benefits expense increased due to a 27% increase in employee headcount in the first nine months of 2013 when compared to the same period in 2012. These increases were offset by a $188 million decrease in share-based compensation expense for the first nine months of 2013 compared to the same period in 2012 mainly due to the recognition of expense in the prior period related to Pre-2011 RSUs as a result of our IPO in May 2012.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
General and administrative	$171	$151	13%	$520	$717	(27)%
Percentage of revenue	8%	12%		10%	20%
General and administrative expenses increased $20 million, or 13%, in the third quarter of 2013 and decreased $197 million, or 27%, in the first nine months of 2013 compared to the same periods in 2012. The increase in the third quarter of 2013 was primarily due to an increase in payroll and benefits expenses resulting from a 20% increase in employee headcount from September 30, 2012 to September 30, 2013 in recruiting, information technology and other functions, partially offset by a decrease in legal-related expenses. The decrease in the first nine months of 2013 was primarily due to a $232 million decrease in share-based compensation expense for the first nine months of 2013 compared to the same period in 2012 mainly due to the recognition of expense in the prior period related to Pre-2011 RSUs as a result of our IPO in May 2012. The decrease was partially offset by an increase in amortization of acquired patents.
Interest and other expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Interest expense	$(21)	$(11)	91%	$(50)	$(35)	43%
Other income, net	11	6	83%	2	9	(78)%
Interest and other expense, net	$(10)	$(5)	100%	$(48)	$(26)	85%
Interest and other expense, net increased $5 million in the third quarter of 2013 and $22 million in the first nine months of 2013 compared to the same periods in 2012. Interest expense increased $10 million and $15 million in the third quarter and the first nine months of 2013, respectively, primarily due to interest on the $1.5 billion term loan that was drawn down in the fourth quarter of 2012 and fully repaid in August 2013. Other income, net in the third quarter of 2013 increased $5 million compared to the same period in 2012 primarily due to a foreign exchange gain recognized in the third quarter of 2013 resulting from the periodic re-measurement of our foreign currency balances. Other income, net in the first nine months of 2013 decreased $7 million compared to the same period in 2012 primarily due to an increase in foreign exchange loss resulting from the periodic re-measurement of our foreign currency balances, offset by an increase in interest income resulting from higher invested cash balances.
Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except for percentages)
Provision for income taxes	$301	$431	(30)%	$647	$—	NM
Effective tax rate	41%	116%		40%	—%
Our provision for income taxes in the third quarter of 2013 and 2012 was $301 million and $431 million, respectively, and $647 million for the first nine months of 2013. There was no provision for income taxes for the first nine months of 2012. The change in our provision for income taxes is primarily due to an increase in income before income taxes in the third quarter and the first nine months of 2013.
Our effective tax rate decreased in the third quarter 2013 compared to the same period in 2012 primarily due to the increase in income before income taxes and a reduction in the amount of non-deductible share-based compensation expense that was recognized. A comparison of our effective tax rate for the first nine months of 2013 to the same period in 2012 is not meaningful since our provision for income taxes and effective tax rate were both zero in the same period in 2012.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the impact of non-deductible share-based compensation expense and losses arising outside the United States in jurisdictions where we do not receive a tax benefit. These losses were primarily due to the initial start-up costs incurred by our foreign subsidiaries to operate in certain foreign jurisdictions, including the costs incurred by those subsidiaries to license, develop, and use our intellectual property. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities were $9.33 billion as of September 30, 2013, a decrease of $298 million from December 31, 2012, primarily due to the repayment of our $1.5 billion term loan. In addition, we used $879 million for purchases of property and equipment, $706 million for tax payments related to net share settlement of equity awards, $291 million for principal payments on capital lease transactions and $237 million for acquisitions of businesses and other assets. These decreases were partially offset by $2.99 billion of cash generated from operations which included the receipt of an income tax refund of $419 million.

Beginning in 2014, we intend to fund withholding taxes due on employee equity awards by requiring employees to sell shares of our common stock to cover such taxes upon vesting of such awards (sell-to-cover), rather than our current approach of net share settlement. We expect this sell-to-cover approach will reduce our cash outflows.
We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
In August 2013, in connection with the termination of our existing credit facilities, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2013, no amounts had been drawn down and we were in compliance with the covenants under this credit facility. See Note 8 in the notes to the condensed consolidated financial statements included in Part I, Item 1 for additional detail.
As of September 30, 2013, $531 million of the $9.33 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.

Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2013 primarily consisted of net income, adjusted for certain non-cash items, including total depreciation and amortization of $737 million and share-based compensation expense of $633 million, and the receipt of an income tax refund of $419 million. The increase in cash flow from operating activities during the first nine months of 2013 compared to the same period in 2012 was mainly due to an increase in net income, as adjusted for certain non-cash items, and the receipt of an income tax refund of $419 million.
Cash Used in Investing Activities
Cash used in investing activities during the first nine months of 2013 primarily resulted from $879 million for capital expenditures related to the purchase of servers, networking equipment, storage infrastructure, and the construction of data centers and buildings, $237 million for acquisitions of businesses and other assets, such as patents, partially offset by $1.02 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during the first nine months of 2013 compared to the same period in 2012 was mainly due to proceeds from $1.02 billion in net sales and maturities of marketable securities in the first nine months of 2013 compared to use of $5.61 billion from net purchases of marketable securities in the same period in 2012. In addition, we used less cash to acquire businesses and other assets in the first nine months of 2013 compared to the same period in 2012.
We anticipate making capital expenditures in 2013 of approximately $1.4 billion.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $2.19 billion for the first nine months of 2013, primarily resulted from $1.5 billion for repayment of debt and $706 million of tax payments related to the net share settlement of equity awards. Because our RSUs granted on or after January 1, 2011 only began to settle in 2013, the total tax payments of $706 million included approximately $185 million related to RSUs that vested prior to 2013 but were not settled until the first quarter of 2013.
Cash provided by financing activities was $7.6 billion for the first nine months of 2012 primarily related to $6.76 billion in net proceeds from our IPO.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the repayment of our $1.5 billion term loan.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gains of $6 million in the three months ended September 30, 2013 and foreign currency losses of $13 million, $1 million, and $4 million in the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities and interest paid on our long-term debt.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $57 million and $55 million in the market value of our available-for-sale debt securities as of September 30, 2013 and December 31, 2012, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the United States District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. On October 8, 2013, the court heard argument on our motion to dismiss the consolidated securities class action, as well as our motion to dismiss, and the plaintiffs' motion to remand to state court, certain other derivative actions. In addition, the events surrounding our IPO have become the subject of various government inquiries, and we are cooperating with those inquiries. Any such inquiries could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending legal matters, one case is currently scheduled for trial in the near future. Rembrandt Social Media, LP v. Facebook, Inc., et al., is scheduled to begin trial on December 10, 2013, in the U.S. District Court for the Eastern District of Virginia. In the Rembrandt case, the plaintiff alleges that we infringe certain patents held by the plaintiff. The plaintiff is seeking significant monetary damages and equitable relief.

We believe the claims made by the plaintiff in the Rembrandt case are without merit, and we intend to defend ourselves vigorously. Because the outcome of litigation is inherently uncertain, we believe it is reasonably possible that we may incur a loss in connection with this matter. However, we do not believe such a loss is probable and we are unable to estimate a reasonable range of loss, if any, that could result were there to be an adverse final decision, and we therefore have not accrued a liability for this matter. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. To the extent our active user growth rate slows, our business performance will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time and can be difficult to measure, particularly as users engage increasingly via mobile devices and as we introduce new and different services. Any decrease in user retention, growth, or engagement could render Facebook less attractive to users, developers and marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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

•	user behavior on Facebook changes as a result of increasing use of mobile devices;

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

•
if we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;

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
If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected.
We generate a substantial majority of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Facebook, could seriously harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the first nine months of 2013 and 2012, advertising accounted for 88% and 84%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will become increasingly dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•	our ability to continue to increase user access to and engagement with Facebook through our mobile products;

•	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of ads displayed on Facebook;

•	our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•	differences between the pricing of our ads displayed on personal computers and mobile devices;

•	our inability to maintain or increase the quality of ads shown to users, particularly on mobile devices;

•	the accuracy of our analytics and measurement solutions that demonstrate the value of our ads, or our ability to further improve such tools;

•	decisions by marketers to use our free products, such as Facebook Pages, instead of advertising on Facebook;

•	loss of advertising market share to our competitors, including if such competitors offer lower priced or more integrated products;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

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
We had 874 million mobile monthly active users (MAUs) in September 2013. While most of our mobile users also access Facebook through personal computers, we anticipate that the rate of growth in mobile usage will continue to be the primary driver of our growth for the foreseeable future and that usage through personal computers may be flat or decline. For example, during the third quarter of 2013, the number of daily active users (DAUs) using personal computers decreased modestly compared to the same period in 2012. In key markets such as the United States and other developed markets in Europe and Asia, the number of DAUs using personal computers declined, while mobile DAUs continued to increase. While our mobile advertising revenue continues to grow, we monetize mobile users at a lower rate compared to users who access Facebook through personal computers and the mobile advertising market remains a new and evolving market. Approximately half of our overall advertising revenue is still generated from advertising on personal computers. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues or successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
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
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. These offerings include, for example, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries. We also compete with companies that develop applications, particularly mobile applications, that provide social functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional and online businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook, and we believe that some of our users have reduced their engagement with Facebook in favor of increased engagement with these other products and services. For example, the best data currently available to us suggests that while usage by U.S. teens overall continues to be stable, there has recently been a decline in DAU among younger teens in the United States. In the event that our users increasingly engage with other products and services, we may experience a decline in user engagement in key user demographics or more broadly and our business could be harmed.
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, Platform partners may use information shared by our users through the Facebook Platform in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including: by integrating competing social networking platforms or features into products they control such as search engines, web browsers, or mobile device operating systems; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; or by making access to Facebook more difficult. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to monetize our products;

•	the frequency, size, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building on the Facebook Platform;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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
Our ability to retain, increase, and engage our user base and to increase our revenue will depend heavily on our ability to create successful new products, both independently and in conjunction with Platform developers or other third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. For example, we recently announced plans to begin showing ads on Instagram in the United States and we cannot assure you that these ads will generate meaningful revenue for our business. If we are not successful with new products or new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

Our culture emphasizes rapid innovation and prioritizes user growth and engagement over short-term financial results.
We have a culture that encourages employees to quickly develop and launch new and innovative products. As our business grows and becomes more complex, our cultural emphasis on moving quickly may result in unintended outcomes or decisions that are poorly received by users, developers, or marketers. Our culture also prioritizes user growth and engagement over short-term financial results, and we frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of our developers and marketers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products that redirect users away from properties where we have a proven means of monetization. For example, we may take action to redirect users who send messages from within the Facebook app to our standalone Messenger app, although we currently do not monetize the standalone Messenger app. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with developers and marketers, and our business and results of operations could be harmed.
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
Improper access to or disclosure of user information, or violation of our terms of service or policies, could harm our reputation and adversely affect our business.
Our Data Use Policy governs the collection and use of information that users share using our services, including information we receive in connection with our services. Our efforts to protect the information we receive may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. If any of these events occur, our users' information could be accessed or disclosed improperly. Some Platform developers may store information provided by our users through apps on the Facebook Platform or websites integrated with Facebook. If these third parties or Platform developers fail to adopt or adhere to adequate data security practices or fail to comply with our terms and policies, or in the event of a breach of their networks, our users' data may be improperly accessed or disclosed.
Any incidents involving unauthorized access to or improper use of user information or incidents involving violation of our terms of service or policies, including our Data Use Policy, could damage our reputation and our brand and diminish our competitive position. In addition, the affected users or government authorities could initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to continue to scale monetization through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisitions of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures, which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	the overall tax rate for our business, which may be affected by the financial results of our international subsidiaries;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in global business or macroeconomic conditions.

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
Operating our business is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, and as we develop and implement new products. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. We expect to continue to invest in these and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization, such as our recently announced commitment to the Internet.org initiative to increase global Internet access. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, advertising, marketing, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
We have been subject to regulatory investigations and settlements and we expect to continue to be subject to such proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive inquiries from regulators regarding our compliance with laws and other matters. For example, in 2012, the Federal Trade Commission approved a settlement agreement with us that, among other things, requires us to complete bi-annual independent privacy assessments and to establish and refine certain practices with respect to treatment of user information and the privacy settings we offer. As another example, in 2011 and 2012, the Irish Data Protection Commissioner audited the data, security, and privacy practices and policies of Facebook Ireland. We expect to continue to be the subject of regulatory investigations and audits in the future by these and other regulators throughout the world.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, many of which claim statutory damages, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because we have over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any negative outcome from such lawsuits could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as a result of voting agreements, in his own interests, which may not always be in the interests of our stockholders generally.
We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. Our ability to acquire and integrate larger or more complex companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any future acquisitions we complete could be viewed negatively by users, developers, marketers, or investors, and our acquisitions may not achieve our goals. For example, in August 2012, we acquired Instagram and since the acquisition, we have been focused on user growth and the users' experience. We just recently announced plans to begin showing ads on Instagram in the United States and we cannot assure you that these ads will generate meaningful revenue for our business. In addition, if we fail to successfully close or integrate any acquisitions, integrate the products or technologies associated with such acquisitions into our company, or identify and address liabilities associated with the acquired business or assets, our business, revenue, and operating results could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. In addition, our ability to conduct due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. Despite our efforts, there could be significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices related to the assets or companies we acquire. In addition, we may have to pay cash or incur debt to pay for acquisitions, which could adversely affect our financial results and liquidity. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results and result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
The numbers for our key metrics, our DAUs, MAUs, mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile DAUs and mobile-only MAUs, are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented between approximately 4.3% and 7.9% of our worldwide MAUs during the nine months ended September 30, 2013. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. During the nine months ended September 30, 2013, for example, we estimate user-misclassified accounts may have represented between approximately 0.8% and 2.1% of our worldwide MAUs and undesirable accounts may have represented between approximately 0.4% and 1.2% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology. Due to inherent variability in such estimates at particular dates of measurement, we disclose these estimates as a range over a recent period.

Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. We have worked with third parties to develop models to analyze user data by age in the United States. These models suggest that usage by U.S. teens overall continues to be stable, but that there has recently been a decline in DAU among younger U.S. teens. The data and models we are using are not precise and our understanding of usage by age group may not be complete.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 5,794 as of September 30, 2013 from 4,331 as of September 30, 2012, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, Platform developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel during the remainder of 2013 and the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Our users can use the Facebook Platform to purchase virtual and digital goods from our Platform developers using our Payments infrastructure. Depending on how our Payments product evolves, we may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, gambling, banking and lending, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and expect to apply for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
We plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 70 different languages, and we have offices or data centers in more than 20 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. For example, we continue to evaluate making Facebook generally available in China. However, this market has substantial legal and regulatory complexities that have prevented this to date. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•
risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and tax and terrestrial infrastructure matters, and unexpected changes in laws, regulatory requirements, and enforcement;

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
We may incur a substantial amount of indebtedness, which could adversely affect our financial condition.
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of September 30, 2013, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
We may require additional capital to support our business growth, and this capital may not be available on acceptable terms, if at all.
We may require additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.
We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. In particular, we have used these types of arrangements to finance some of our equipment and data centers. In addition, we have a $6.5 billion revolving credit facility that we may draw upon to finance our operations or other corporate purposes. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $51.60 through September 30, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our Platform developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation in connection with our IPO. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control with our CEO, and also with certain employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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

On August 23, 2013, we issued 299,988 shares of our Class A common stock as consideration to 15 individuals and 12 entities in connection with our acquisition of all the outstanding shares of a company in the second quarter of 2012.
The sale of the above securities was exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon any stock certificates or book-entry entitlements issued in this transaction.

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

c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	—	$—	—	—
August 1 – August 31, 2013	62,864	$0.000006	—	—
September 1 – September 30, 2013	4,981	$0.000006	—	—
(1) Under certain acquisition agreements, acquisition shares are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated as of August 15, 2013, among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-35551	10.1	August 15, 2013
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David A. Ebersman, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David A. Ebersman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document.					X

101.SCH*	XBRL Taxonomy Extension Schema Document.					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of October 2013.

FACEBOOK, INC.

Date: October 31, 2013	/s/ DAVID A. EBERSMAN
David A. Ebersman Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2013	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)