Form 10-Q
period 2014-03-31
Facebook Inc
filed 2014-04-25
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	1,993,729,703 shares outstanding as of April 22, 2014
Class B Common Stock $0.000006 par value	572,617,477 shares outstanding as of April 22, 2014

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
Some of our historical metrics through the second quarter of 2012 were also affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. The number of such users for the period ended March 31, 2012 disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Trends in Our User Metrics" reflects the reclassification to more correctly attribute users by geographic region. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
The numbers of DAUs, mobile DAUs, MAUs, mobile MAUs, mobile-only DAUs and mobile-only MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users of Instagram unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,998	$3,323
Marketable securities	9,631	8,126
Accounts receivable, net of allowances for doubtful accounts of $31 and $38 as of March 31, 2014 and December 31, 2013, respectively	1,006	1,109
Prepaid expenses and other current assets	425	512
Total current assets	14,060	13,070
Property and equipment, net	3,074	2,882
Goodwill and intangible assets, net	1,682	1,722
Other assets	212	221
Total assets	$19,028	$17,895
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$85	$87
Developer partners payable	188	181
Accrued expenses and other current liabilities	525	555
Deferred revenue and deposits	38	38
Current portion of capital lease obligations	201	239
Total current liabilities	1,037	1,100
Capital lease obligations, less current portion	191	237
Other liabilities	1,063	1,088
Total liabilities	2,291	2,425
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 1,991 million and 1,970 million shares issued and outstanding, including 5 million and 6 million outstanding shares subject to repurchase, as of March 31, 2014 and December 31, 2013, respectively; 4,141 million Class B shares authorized, 573 million and 577 million shares issued and outstanding, including 6 million outstanding shares subject to repurchase, as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	12,921	12,297
Accumulated other comprehensive income	15	14
Retained earnings	3,801	3,159
Total stockholders' equity	16,737	15,470
Total liabilities and stockholders' equity	$19,028	$17,895
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$2,502	$1,458
Costs and expenses:
Cost of revenue	462	413
Research and development	455	293
Marketing and sales	323	203
General and administrative	187	176
Total costs and expenses	1,427	1,085
Income from operations	1,075	373
Interest and other income/(expense), net	—	(20)
Income before provision for income taxes	1,075	353
Provision for income taxes	433	134
Net income	$642	$219
Less: Net income attributable to participating securities	3	2
Net income attributable to Class A and Class B common stockholders	$639	$217
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.25	$0.09
Diluted	$0.25	$0.09
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,545	2,386
Diluted	2,609	2,499
Share-based compensation expense included in costs and expenses:
Cost of revenue	$12	$8
Research and development	181	117
Marketing and sales	43	24
General and administrative	38	21
Total share-based compensation expense	$274	$170
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$642	$219
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1)	(18)
Change in unrealized gain/loss on available-for-sale investments, net of tax	2	—
Change in unrealized gain/loss on derivative, net of tax	—	1
Comprehensive income	$643	$202
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$642	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	233
Lease abandonment	(13)	8
Share-based compensation	274	170
Deferred income taxes	(1)	(7)
Tax benefit from share-based award activity	345	59
Excess tax benefit from share-based award activity	(348)	(62)
Other	9	9
Changes in assets and liabilities:
Accounts receivable	105	54
Prepaid expenses and other current assets	(4)	(1)
Other assets	16	(36)
Accounts payable	(10)	1
Developer partners payable	7	21
Accrued expenses and other current liabilities	(27)	(33)
Other liabilities	26	84
Net cash provided by operating activities	1,285	719
Cash flows from investing activities
Purchases of property and equipment	(363)	(327)
Purchases of marketable securities	(2,974)	(1,508)
Sales of marketable securities	847	699
Maturities of marketable securities	619	903
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	—	(99)
Other investing activities, net	(1)	6
Net cash used in investing activities	(1,872)	(326)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3)	(405)
Proceeds from exercise of stock options	1	8
Principal payments on capital lease obligations	(84)	(109)
Excess tax benefit from share-based award activity	348	62
Net cash provided by (used in) financing activities	262	(444)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(325)	(59)
Cash and cash equivalents at beginning of period	3,323	2,384
Cash and cash equivalents at end of period	$2,998	$2,325
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow data
Cash paid during the period for:
Interest	$4	$12
Income taxes	$37	$9
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(3)	$47
Property and equipment acquired under capital leases	$—	$11
Fair value of shares issued related to acquisitions of businesses and other assets	$—	$33
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding, adjusted for outstanding shares that are subject to repurchase.
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.
We have excluded 3 million and 18 million restricted stock units (RSUs) from the EPS calculation for the three months ended March 31, 2014 and 2013 because the impact would be anti-dilutive.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock were calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$498	$144	$156	$63
Less: Net income attributable to participating securities	2	1	1	1
Net income attributable to common stockholders	$496	$143	$155	$62
Denominator
Weighted average shares outstanding	1,982	574	1,709	691
Less: Shares subject to repurchase	5	6	4	10
Number of shares used for basic EPS computation	1,977	568	1,705	681
Basic EPS	$0.25	$0.25	$0.09	$0.09
Diluted EPS:
Numerator
Net income attributable to common stockholders	$496	$143	$155	$62
Reallocation of net income attributable to participating securities	3	—	2	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	143	—	62	—
Reallocation of net income to Class B common stock	—	7	—	7
Net income attributable to common stockholders for diluted EPS	$642	$150	$219	$69
Denominator
Number of shares used for basic EPS computation	1,977	568	1,705	681
Conversion of Class B to Class A common stock	568	—	681	—
Weighted average effect of dilutive securities:
Employee stock options	15	15	80	80
RSUs	41	20	29	29
Shares subject to repurchase	8	5	4	4
Number of shares used for diluted EPS computation	2,609	608	2,499	794
Diluted EPS	$0.25	$0.25	$0.09	$0.09

Note 3.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$1,122	$1,044
Money market funds	1,876	2,279
Total cash and cash equivalents	2,998	3,323
Marketable securities:
U.S. government securities	6,759	5,687
U.S. government agency securities	2,872	2,439
Total marketable securities	9,631	8,126
Total cash, cash equivalents and marketable securities	$12,629	$11,449
The gross unrealized gains or losses on our marketable securities as of March 31, 2014 and December 31, 2013 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of March 31, 2014 and December 31, 2013.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2014
Due in one year	$6,581
Due in one to two years	3,050
Total	$9,631

Note 4.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,876	$1,876	$—	$—
Marketable securities:
U.S. government securities	6,759	6,759	—	—
U.S. government agency securities	2,872	2,872	—	—
Total cash equivalents and marketable securities	$11,507	$11,507	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,279	$2,279	$—	$—
Marketable securities:
U.S. government securities	5,687	5,687	—	—
U.S. government agency securities	2,439	2,439	—	—
Total cash equivalents and marketable securities	$10,405	$10,405	$—	$—

Note 5.	Property and Equipment
Property and equipment consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Network equipment	$2,444	$2,351
Land	45	45
Buildings	1,076	1,071
Leasehold improvements	214	203
Computer software, office equipment and other	104	95
Construction in progress	487	377
Total	4,370	4,142
Less: Accumulated depreciation	(1,296)	(1,260)
Property and equipment, net	$3,074	$2,882
Construction in progress includes costs primarily related to the construction of data centers in Iowa and Sweden and network equipment infrastructure to support our data centers around the world. Construction in progress also includes the ongoing construction to expand our corporate headquarters in Menlo Park, California. Interest capitalized during the periods presented was not material.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in millions):

Balance as of December 31, 2013	$839
Effect of currency translation adjustment	1
Balance as of March 31, 2014	$840
Intangible assets consisted of the following (in millions):

		March 31, 2014			December 31, 2013
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	2 - 18	$773	$(167)	$606	$773	$(142)	$631
Acquired technology	2 - 10	227	(75)	152	227	(65)	162
Tradename and other	2 - 10	138	(54)	84	138	(48)	90
Total		$1,138	$(296)	$842	$1,138	$(255)	$883
Amortization expense of intangible assets was $41 million and $33 million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2014	$119
2015	150
2016	138
2017	116
2018	82
2019	64
Thereafter	173
$842

Note 7.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2014, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
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
Operating lease expense was $29 million and $41 million for the three months ended March 31, 2014 and 2013, respectively.
Other Agreements
In February 2014, we entered into an agreement to acquire WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company, for 183,865,778 shares of our Class A common stock and approximately $4 billion in cash, subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. Upon closing, we will also grant 45,966,445 RSUs to WhatsApp employees. The value of the equity component of the final purchase price and RSUs granted will be determined for accounting purposes based on the fair value of our common stock on the closing date. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close later in 2014. We have agreed to pay a termination fee to WhatsApp of $1 billion in cash and issue a number of shares of our Class A common stock equal to $1 billion, based on the average closing price of the ten trading days preceding such termination, if the closing of this acquisition has not occurred by August 19, 2014 (or August 19, 2015, if as of August 19, 2014, all closing conditions have been completed except for the receipt of certain regulatory approvals).
In March 2014, we entered into an agreement to acquire Oculus VR, Inc. (Oculus), a privately-held company developing virtual reality technology, for 23,071,377 shares of our Class B common stock and approximately $400 million in cash. The value of the equity component of the final purchase price will be determined for accounting purposes based on the fair value of our common stock on the closing date. Further, up to an additional 3,460,706 shares of our Class B common stock and $60 million in cash would be payable upon the completion of certain milestones. The earn-out portion that would be payable to employee stockholders is also subject to continuous employment through the applicable payment dates. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the second quarter of 2014.
Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. On December 18, 2013, the court denied our motion to dismiss the consolidated securities class action. On December 23, 2013, the court granted our motion to dismiss, and denied the plaintiffs’ motion to remand to state court, another derivative action against our directors and certain of our officers; on February 28, 2014, the plaintiffs in this action filed a notice of appeal. In addition, the events surrounding our IPO have been the subject of various government inquiries, and we are cooperating with those inquiries.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending legal matters, one case is currently scheduled for trial in the near future. Rembrandt Social Media, LP v. Facebook, Inc., et al., was scheduled to begin trial December 2013 in the U.S. District Court for the Eastern District of Virginia. In the Rembrandt case, the plaintiff alleges that we infringe certain patents held by the plaintiff. The plaintiff is seeking significant monetary damages and equitable relief. The trial date was vacated in December 2013 pending appeal, which the court of appeals declined to hear on April 7, 2014. Accordingly, this case is in the process of being rescheduled for trial, which will likely take place between May and July of 2014. We believe the claims made by the plaintiff in the Rembrandt case are without merit, and we intend to defend ourselves vigorously.

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

Note 9.	Stockholders' Equity
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan (2012 Plan) and the 2005 Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee.
We have initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan, which amount increases on the first day of January of each year through 2022 based on a formula or as determined by the board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2014. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan and shares that were withheld in connection with the net settlement of RSUs were also added to the reserves of the 2012 Plan. In January 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement.
In February 2014, we terminated our 2005 Officers' Plan as the only outstanding option issued under this plan had been exercised in full.
The following table summarizes the stock option activity under the Stock Plans during the three months ended March 31, 2014:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2013	22,102	$3.56
Stock options exercised	(2,705)	0.32
Balance as of March 31, 2014	19,397	$4.01	4.60	$1,091
Stock options vested and expected to vest as of March 31, 2014	19,378	$4.01	4.60	$1,090
Stock options exercisable as of March 31, 2014	14,911	$2.06	4.10	$868

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $60.24 on March 31, 2014.

The aggregate intrinsic value of the options exercised was $161 million and $311 million for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2014:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2013	103,971	$27.30
Granted	19,523	68.13
Vested	(14,550)	24.53
Forfeited	(2,575)	31.55
Unvested at March 31, 2014	106,369	$35.07

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2014 and 2013 was $952 million and $485 million, respectively.
As of March 31, 2014, there was $3.67 billion of unrecognized share-based compensation expense, of which $3.42 billion is related to RSUs and $254 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and the impact of acquiring intellectual property and integrating it into our business. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$1,129	$681
Rest of the world (1)	1,373	777
Total revenue	$2,502	$1,458

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	March 31, 2014	December 31, 2013
Property and equipment, net:
United States	$2,525	$2,368
Sweden	423	415
Rest of the world	126	99
Total property and equipment, net	$3,074	$2,882

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Overview
Our mission is to give people the power to share and make the world more open and connected.
We build products that support our mission by creating utility for users, marketers, and developers:
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
Developers. We enable developers to use Facebook's developer services to build, grow and monetize their mobile and web applications more rapidly and successfully.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from developers. In the first quarter of 2014, we recorded revenue of $2.5 billion, income from operations of $1.08 billion and net income of $642 million.

Trends in Our User Metrics
The numbers for our key metrics, our daily active users (DAUs), mobile DAUs, MAUs, mobile MAUs and average revenue per user (ARPU), and certain other metrics such as mobile-only DAUs and mobile-only MAUs, do not include Instagram users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram unless otherwise specifically stated.
Trends in the number of users affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, the volume of Payments transactions, as well as our expenses and capital expenditures.

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

Worldwide DAUs increased 21% to 802 million on average during March 2014 from 665 million during March 2013. We experienced growth in DAUs across major markets including Brazil, India, and the United States. Overall growth in DAUs was driven largely by increased mobile usage of Facebook. The number of DAUs accessing Facebook on personal computers decreased in March 2014 compared to the same period in 2013.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app on a given day.

Worldwide mobile DAUs increased 43% to 609 million on average during March 2014 from 425 million during March 2013. In all regions, an increasing number of our DAUs are accessing Facebook through mobile devices, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during March 2014 as compared to the same period during 2013. There were 439 million mobile DAUs who accessed Facebook solely through mobile applications or our mobile website on average during the month ended March 31, 2014, increasing 58% from 277 million during the same period in 2013. The remaining 170 million mobile DAUs accessed Facebook from both personal computers and mobile devices on average during March 2014. We anticipate that mobile usage will continue to be the primary driver of our user growth for the foreseeable future and that usage through personal computers will decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

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

As of March 31, 2014, we had 1.28 billion MAUs, an increase of 15% from March 31, 2013. Users in India and Brazil represented key sources of growth in the first quarter of 2014 relative to the same period in 2013.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app during the period of measurement.

Worldwide mobile MAUs increased 34% to 1.01 billion as of March 31, 2014 from 751 million as of March 31, 2013. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and the United States representing key sources of mobile MAU growth over the first quarter of 2014 as compared to the same period in 2013. There were 341 million mobile MAUs who accessed Facebook solely through mobile applications or our mobile website during the month ended March 31, 2014, increasing 80% from 189 million during the same period in 2013. The remaining 667 million mobile MAUs accessed Facebook from both personal computers and mobile devices during March 2014. We anticipate that mobile usage will continue to be the primary driver of our user growth for the foreseeable future and that usage through personal computers will decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users. For example, ARPU for an average user in the first quarter of 2014 in United States & Canada is more than six times higher than for an average user in Asia.

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

During the first quarter of 2014, worldwide ARPU was $2.00, an increase of 48% from the first quarter of 2013. Over this period, ARPU increased by approximately 67% in the United States & Canada, 53% in Europe, 45% in Asia, and 40% in Rest of World. ARPU in the first quarter of 2014 declined 7% from the fourth quarter of 2013. We believe the sequential quarterly decline was driven by seasonal trends, which also affected ARPU trends from the fourth quarter of 2012 to the first quarter of 2013, during which period ARPU declined by 12%. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will continue to be higher in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our developers with applications on the Facebook website.
Advertising. Our advertising revenue is generated by displaying ad products on Facebook properties, including our mobile applications and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content, and action-based ads in the period in which a user takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. Whether we count the initial display only or every display of an ad as an impression is dependent on where the ad is displayed. For example, an individual ad in News Feed that is purchased on an impression basis may be displayed to users more than once during a day; however, only the initial display of the ad is considered an impression, regardless of how many times the ad is actually displayed within the News Feed to a particular user. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action.
Payments and other fees. We enable Payments from our users to purchase virtual and digital goods from our developers with applications on the Facebook website. Our users can transact and make payments on the Facebook website by using debit and credit cards, PayPal, mobile phone payments, gift cards or other methods. We receive a fee from developers when users make purchases in these applications using our Payments infrastructure. We recognize revenue net of amounts remitted to our developers. We have mandated the use of our Payments infrastructure for game applications on Facebook, and fees related to Payments are generated almost exclusively from games. Our other fees revenue, which has not been significant in recent periods, consists primarily of user paid services and our ad serving and measurement products.
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
Marketing and sales. Our marketing and sales expenses consist primarily of salaries, benefits, and share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include user-, marketer-, and developer-facing marketing and promotional expenditures.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenue	$2,502	$1,458
Costs and expenses:
Cost of revenue	462	413
Research and development	455	293
Marketing and sales	323	203
General and administrative	187	176
Total costs and expenses	1,427	1,085
Income from operations	1,075	373
Interest and other income/(expense), net	—	(20)
Income before provision for income taxes	1,075	353
Provision for income taxes	433	134
Net income	$642	$219
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2014	2013
	(in millions)

Cost of revenue	$12	$8
Research and development	181	117
Marketing and sales	43	24
General and administrative	38	21
Total share-based compensation expense	$274	$170

The following table set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2014	2013
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	28
Research and development	18	20
Marketing and sales	13	14
General and administrative	7	12
Total costs and expenses	57	74
Income from operations	43	26
Interest and other income/(expense), net	—	(1)
Income before provision for income taxes	43	24
Provision for income taxes	17	9
Net income	26%	15%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	—%	1%
Research and development	7	8
Marketing and sales	2	2
General and administrative	2	1
Total share-based compensation expense	11%	12%
Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Revenue:
Advertising	$2,265	$1,245	82%
Payments and other fees	237	213	11%
Total revenue	$2,502	$1,458	72%
Revenue in the first quarter of 2014 increased $1.04 billion, or 72%, compared to the same period in 2013. The increase was due primarily to increase in advertising revenue.
Advertising revenue increased $1.02 billion, or 82%, in the first quarter of 2014, compared to the same period in 2013. The primary factor driving advertising revenue growth in this period was an increase in revenue from ads in News Feed on both mobile devices and personal computers. News Feed ads are displayed more prominently, have significantly higher levels of engagement and a higher price per ad relative to our other ad placements. For the first quarter of 2014, we estimate that advertising revenue from News Feed ads on mobile devices represented approximately 59% of total advertising revenue, as compared with approximately 30% in the same period in 2013.
Other factors that influenced our advertising revenue growth in this period included: (i) an increase in the number of marketers actively advertising on Facebook, which we believe increased demand for our ads; and (ii) 21% growth in average DAUs and 15% growth in MAUs from March 31, 2013 to March 31, 2014, which increased the number of ads we delivered.

During the first quarter of 2014, as compared to the same period in 2013, the average price per ad increased by 118% and the number of ads delivered decreased by 17%. The increase in average price per ad was driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including a shift in usage towards mobile devices where users are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the first quarter of 2014 increased $24 million, or 11%, compared to the same period in 2013. Payments and other fees revenue is currently based predominantly on Payments revenue from games played on personal computers. We expect Facebook usage on personal computers to decline in the future, negatively affecting our Payments revenue.
Cost of revenue

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Cost of revenue	$462	$413	12%
Percentage of revenue	18%	28%
Cost of revenue in the first quarter of 2014 increased $49 million, or 12%, compared to the same period in 2013. The increase was primarily due to operational expenses related to our data centers and technical infrastructure, partially offset by a reversal of lease abandonment liability of $18 million due to our decision to re-occupy and utilize a previously exited data center.
Research and development

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Research and development	$455	$293	55%
Percentage of revenue	18%	20%
Research and development expenses increased $162 million, or 55%, in the first quarter of 2014 compared to the same period in 2013. The increase in the first quarter of 2014 was primarily due to a $64 million increase in share-based compensation expense compared to the same period in 2013. Other payroll and benefits expense also increased due to a 45% growth in employee headcount from March 31, 2013 to March 31, 2014 in engineering and other technical functions. This investment supported our efforts to improve existing products and build new products for users, marketers, and developers.
Marketing and sales

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Marketing and sales	$323	$203	59%
Percentage of revenue	13%	14%
Marketing and sales expenses increased $120 million, or 59%, in the first quarter of 2014 compared to the same period in 2013. The increase in the first quarter of 2014 was primarily due to an increase in payroll and benefits expenses resulting from a 43% increase in employee headcount from March 31, 2013 to March 31, 2014 to support global sales, business development and customer service. Additionally, our user-, marketer-, and developer-facing marketing expenses increased $27 million and share-based compensation expenses increased $19 million in the first quarter of 2014 compared to the same period in 2013.

General and administrative

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
General and administrative	$187	$176	6%
Percentage of revenue	7%	12%
General and administrative expenses increased $11 million, or 6%, in the first quarter of 2014 compared to the same period in 2013. The increase in the first quarter of 2014 was primarily due to a $17 million increase in share-based compensation expense compared to the same period in 2013. Other payroll and benefits expenses also increased due to a 23% increase in employee headcount from March 31, 2013 to March 31, 2014. These increases were partially offset by a decrease in legal settlement costs.
Interest and other income/(expense), net

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Interest income/(expense), net	$—	$(10)	(100)%
Other income/(expense), net	—	(10)	(100)%
Interest and other income/(expense), net	$—	$(20)	(100)%
Interest and other income/(expense), net was immaterial in the first quarter of 2014 as compared to a $20 million expense during the same period in 2013. Interest income/(expense), net was immaterial in the first quarter of 2014 as compared to a $10 million expense during the same period in 2013 due to lower long-term debt balances and capital lease payments, partially offset by an increase in interest income. Other income/(expense), net immaterial in the first quarter of 2014 as compared to a $10 million expense during the same period in 2013 primarily due to the recognition of foreign exchange losses in the first quarter of 2013 resulting from the periodic re-measurement of our foreign currency balances.
Provision for income taxes

	Three Months Ended March 31,
	2014	2013	% change
	(in millions, except for percentages)
Provision for income taxes	$433	$134	223%
Effective tax rate	40%	38%
Our provision for income taxes in the first quarter of 2014 increased $299 million compared to the same period in 2013 primarily due to an increase in income before provision for income taxes.
Our effective tax rate increased in the first quarter 2014 compared to the same period in 2013 primarily due to the non-recurring tax benefit related to the reinstatement of the federal credit for research and development activities applicable to the year-ended December 31, 2012 that was recorded in the first quarter 2013.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and the impact of acquiring intellectual property and integrating it into our business. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks and investments in money market funds and U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities were $12.63 billion as of March 31, 2014, an increase of $1.18 billion from December 31, 2013, primarily due to $1.29 billion of cash generated from operations and $348 million in excess tax benefits from share-based award activity, offset by $363 million for purchases of property and equipment.

In February 2014, we entered into an agreement to acquire WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company, for 183,865,778 shares of our Class A common stock and approximately $4 billion in cash, subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. Upon closing, we will also grant 45,966,445 RSUs to WhatsApp employees. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close later in 2014. We have agreed to pay a termination fee to WhatsApp of $1 billion in cash and issue a number of shares of our Class A common stock equal to $1 billion, based on the average closing price of the ten trading days preceding such termination, if the closing of this acquisition has not occurred by August 19, 2014 (or August 19, 2015, if as of August 19, 2014, all closing conditions have been completed except for the receipt of certain regulatory approvals).
In March 2014, we entered into an agreement to acquire Oculus VR, Inc. (Oculus), a privately-held company developing virtual reality technology, for 23,071,377 shares of our Class B common stock and approximately $400 million in cash. Further, up to an additional 3,460,706 shares of our Class B common stock and $60 million in cash would be payable upon the completion of certain milestones. The earn-out portion that would be payable to employee stockholders is also subject to continuous employment through the applicable payment dates. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the second quarter of 2014.

In January 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes ("sell-to-cover"), rather than our previous approach of net share settlement. We expect this sell-to-cover approach will reduce our cash outflows compared to the net share settlement approach.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2014, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of March 31, 2014, $658 million of the $12.63 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.
We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2014 primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $274 million and total depreciation and amortization of $264 million. The increase in cash flow from operating activities during the first quarter of 2014 compared to the same period in 2013 was mainly due to an increase in net income, as adjusted for certain non-cash items described above.
Cash Used in Investing Activities
Cash used in investing activities during the first quarter of 2014 primarily resulted from $1.51 billion of net purchases of marketable securities and $363 million for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and buildings.
We anticipate making capital expenditures in 2014 of approximately $2.0 billion to $2.5 billion. We also anticipate spending approximately $4.4 billion in cash as part of the purchase prices for the acquisitions of WhatsApp and Oculus. The cash purchase price related to WhatsApp acquisition is subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. These acquisitions are still subject to customary closing conditions but expected to close in 2014.
We have agreed to pay WhatsApp a $1 billion termination fee in cash if the closing of this acquisition has not occurred by August 19, 2014 (or August 19, 2015 if, as of August 19, 2014, all closing conditions have been completed except for the receipt of certain regulatory approvals). We have also agreed to pay Oculus up to an additional $60 million in cash upon completion of certain milestones. The earn-out portion that would be payable to Oculus employee stockholders is also subject to continuous employment through the applicable payment dates.

Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $262 million for the first quarter of 2014, which primarily resulted from $348 million of excess tax benefit from stock award activities, offset by $84 million of payments related to our capital lease transactions.
Cash used in financing activities was $444 million for the first quarter of 2013, which primarily resulted from $405 million of tax payments related to the net share settlement of equity awards.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as noted in “Cash Used in Investing Activities” above.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gain recognized in the first quarter of 2014 was not material. We recognized foreign currency loss of $11 million in the first quarter of 2013.

Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $61 million and $73 million in the market value of our available-for-sale debt securities as of March 31, 2014 and December 31, 2013, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Paul D. Ceglia filed suit against us and Mark Zuckerberg on or about June 30, 2010, in the Supreme Court of the State of New York for the County of Allegheny, claiming substantial ownership of our company based on a purported contract between Mr. Ceglia and Mr. Zuckerberg allegedly entered into in April 2003. We removed the case to the U.S. District Court for the Western District of New York, where the case is now pending. In his first amended complaint, filed on April 11, 2011, Mr. Ceglia revised his claims to include an alleged partnership with Mr. Zuckerberg, he revised his claims for relief to seek a substantial share of Mr. Zuckerberg's ownership in us, and he included quotations from supposed emails that he claims to have exchanged with Mr. Zuckerberg in 2003 and 2004. On March 26, 2012, we filed a motion to dismiss Mr. Ceglia's complaint and a motion for judgment on the pleadings. On March 26, 2013, the magistrate judge overseeing the matter issued a report recommending that the court grant our motion to dismiss and that it deny as moot our motion for judgment on the pleadings. On March 25, 2014, the district judge adopted the magistrate judge’s report and recommendation and granted our motion to dismiss and denied our motion for judgment on the pleadings as moot. We continue to believe that Mr. Ceglia is attempting to perpetrate a fraud on the court and we intend to continue to defend the case vigorously.
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. On October 4, 2012, on our motion, the vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. On February 13, 2013, the court granted our motion to dismiss four derivative actions against our directors and certain of our officers with leave to amend. On December 18, 2013, the court denied our motion to dismiss the consolidated securities class action. On December 23, 2013, the court granted our motion to dismiss, and denied the plaintiffs’ motion to remand to state court, another derivative action against our directors and certain of our officers; on February 28, 2014, the plaintiffs in this action filed a notice of appeal. In addition, the events surrounding our IPO have been the subject of various government inquiries, and we are cooperating with those inquiries. Any such inquiries could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending legal matters, one case is currently scheduled for trial in the near future. Rembrandt Social Media, LP v. Facebook, Inc., et al., was scheduled to begin trial in December 2013 in the U.S. District Court for the Eastern District of Virginia. In the Rembrandt case, the plaintiff alleges that we infringe certain patents held by the plaintiff. The plaintiff is seeking significant monetary damages and equitable relief. The trial date was vacated in December 2013 pending appeal, which the court of appeals declined to hear on April 7, 2014. Accordingly, this case is in the process of being rescheduled for trial, which will likely take place between May and July of 2014. We believe the claims made by the plaintiff in the Rembrandt case are without merit, and we intend to defend ourselves vigorously.
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
Risks Related to Our Business and Industry
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.
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

•
users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•	user behavior on any of our products changes as a result of increasing use of mobile devices;

•
we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as any failure to prevent spam or similar content;

•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

•
if we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;

•	we fail to provide adequate customer service to users, marketers, or developers;

•	we, developers whose products are integrated with Facebook, or other companies in our industry are the subject of adverse media reports or other negative publicity; or

•
our current or future products, such as our development tools and application programming interfaces that enable developers to build mobile and web applications, reduce user activity on Facebook by making it easier for our users to interact and share on third-party mobile and web applications.

If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers and developers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. To the extent our active user growth rate slows, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
We generate a substantial majority of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Facebook, could seriously harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the first quarter of 2014 and 2013, advertising accounted for 91% and 85%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will become increasingly dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•	our ability to continue to increase user access to and engagement with Facebook through our mobile products;

•
product changes or inventory management decisions we may make that change the size, frequency, or relative prominence of ads displayed on Facebook or of other unpaid content shared by marketers on Facebook;

•	our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•	differences between the pricing of our ads displayed on personal computers and mobile devices;

•	our inability to maintain or increase the quality of ads shown to users, particularly on mobile devices;

•	the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads, or our ability to further improve such tools;

•	decisions by marketers to use our free products, such as Facebook Pages, instead of advertising on Facebook;

•	loss of advertising market share to our competitors, including if prices for purchasing ads on Facebook increase or if competitors offer lower priced or more integrated products;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, content on Facebook, developers with Facebook-integrated mobile and web applications, or other companies in our industry;

•	our inability to improve our existing products or create new products that sustain or increase the value of our ads or marketers' ability to analyze and measure the value of our ads;

•	the degree to which users opt out of social ads;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way the industry prices or measures online advertising;

•	the impact of new technologies that could block or obscure the display of our ads; and

•	the impact of macroeconomic conditions or conditions in the advertising industry, in general.
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
We had 1.01 billion mobile monthly active users (MAUs) in March 2014. While most of our mobile users also access Facebook through personal computers, we anticipate that mobile usage will continue to be the primary driver of our growth for the foreseeable future and that usage through personal computers will decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia. For example, during the fourth quarter of 2013, the number of mobile MAUs exceeded the number of MAUs using personal computers for the first time. While our mobile advertising revenue continues to grow and comprised over half of our overall advertising revenue in the first quarter of 2014, the mobile advertising market remains a new and evolving market. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues or successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
There is no guarantee that popular mobile devices will continue to feature Facebook, or that mobile device users will continue to use Facebook rather than competing products. We are dependent on the interoperability of Facebook with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of ads, or impose fees or other charges related to our delivery of ads could adversely affect Facebook usage and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook on their mobile devices, or if our users choose not to access or use Facebook on their mobile devices or use mobile products that do not offer access to Facebook, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our relationships with the operators of mobile operating systems or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our relationships with operators of mobile operating systems or other business partners deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook may use information shared by our users through Facebook in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including: by integrating competing social networking platforms or features into products they control such as search engines, web browsers, or mobile device operating systems; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to target or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; or by making access to our products more difficult. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results.
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
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, developers, or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. For example, we began showing ads on Instagram in the United States in late 2013 and we cannot assure you that these ads will generate meaningful revenue for our business. If we are not successful with new products or new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.
We prioritize user growth and engagement and the user experience over short-term financial results.
We frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we currently do not monetize the stand-alone Messenger application. In addition, we plan to focus on growing the user base for Instagram and potentially other stand-alone applications that may have limited or no monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.
If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that the Facebook brand has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of our developers may affect our brand if users do not have a positive experience using third-party mobile and web applications integrated with Facebook. We will also continue to experience, media, legislative, or regulatory scrutiny of our decisions regarding user privacy or other issues, which may adversely affect our reputation and brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities, or by perceived or actual efforts by governments to obtain access to user information for security-related purposes. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brand, and if we fail to successfully promote and maintain the Facebook brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to continue to scale monetization through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisitions of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and impairment loss;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures, which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	the overall tax rate for our business, which may be affected by the financial results of our international subsidiaries;

•	tax obligations that may arise from changes in laws or resolutions of tax examinations that materially differ from the amounts we have anticipated;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in global business or macroeconomic conditions.
We expect our rates of growth to decline in the future.
We expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve greater market penetration. For example, the growth rate of our MAUs declined from 39% from 2010 to 2011, to 25% from 2011 to 2012, to 16% from 2012 to 2013. Historically, our user growth has been a primary driver of growth in our revenue. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, which could harm our business and profitability.
Operating our business is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, and as we develop and implement new products. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. We expect to continue to invest in these and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization, such as our commitment to the Internet.org initiative to increase global Internet access. In addition, our costs will increase as a result of integrating and operating larger and more complex business acquisitions. Our costs will also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled, and developments in this area could affect the manner in which we design our products and offer services. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as privacy or liability for copyright infringement by third parties. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial condition and results of operations.
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. In some cases, these acquisitions may be substantial. For example, in the first quarter of 2014, we entered into agreements to acquire WhatsApp Inc. (WhatsApp) and Oculus VR, Inc. (Oculus), the closing of each of which is subject to satisfaction of certain conditions, including regulatory clearance. Each of these companies is larger and more complex than any previous acquisitions we have made, and our ability to acquire and integrate such companies in a successful manner is unproven.
Any acquisitions we announce could be viewed negatively by users, marketers, developers, or investors. In addition, we may not successfully evaluate, integrate, or utilize the products, technology, operations, or personnel we acquire. The integration of acquisitions may require significant time and resources, and we may not manage these integrations successfully. In addition, we may discover liabilities or deficiencies that we did not identify in advance associated with the companies or assets we acquire. The effectiveness of our due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. We may also fail to accurately forecast the financial impact of an acquisition transaction, including accounting charges. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we are not successful in identifying and closing acquisitions, integrating acquired businesses, products, technology or people, or identifying and addressing liabilities and financial impacts associated with acquisitions, our business, operating results, and financial condition could be adversely affected.

We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. For example, we have agreed to pay a total of $4.4 billion in cash and issue a total of approximately 207 million shares of our common stock upon the closings of the WhatsApp and Oculus acquisitions, and have agreed to issue a substantial number of RSUs to help retain employees of these companies. In addition, acquisitions may result in our recording of substantial amortizable intangible assets on our balance sheet upon closing, which could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.
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
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
Some of our historical metrics through the second quarter of 2012 have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we use to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. The number of such users for the period ended March 31, 2012 disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Trends in Our User Metrics" reflects the reclassification to more correctly attribute users by geographic region. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 6,818 as of March 31, 2014 from 4,900 as of March 31, 2013, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 70 different languages, and we have offices or data centers in more than 25 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Facebook is generally available globally through the web and on mobile, but some or all of Facebook's services or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook is not generally available in China. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of March 31, 2014, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $72.59 through March 31, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
None.

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of February 19, 2014, among the Registrant, Rhodium Acquisition Sub II, Inc., Rhodium Merger Sub, Inc., WhatsApp Inc., and Fortis Advisors LLC.
X
2.2
Amended and Restated Agreement and Plan of Merger, dated as of April 21, 2014, among the Registrant, Inception Acquisition Sub, Inc., Inception Acquisition Sub II, LLC, Oculus VR, Inc., and Shareholder Representative Services LLC.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of April 2014.

FACEBOOK, INC.

Date: April 25, 2014	/s/ DAVID A. EBERSMAN
David A. Ebersman Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2014	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)