Form 10-Q
period 2014-06-30
Facebook Inc
filed 2014-07-24
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,015,048,077 shares outstanding as of July 22, 2014
Class B Common Stock $0.000006 par value	585,003,514 shares outstanding as of July 22, 2014

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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we used to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. The number of such users for the period ended March 31, 2012 disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Trends in Our User Metrics" reflects the reclassification to more correctly attribute users by geographic region. Our estimates for revenue by user location and revenue by user device are also affected by these factors.
We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy. These adjustments may result in the recalculation of our historical metrics, which are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,384	$3,323
Marketable securities	9,572	8,126
Accounts receivable, net of allowances for doubtful accounts of $33 and $38 as of June 30, 2014 and December 31, 2013, respectively	1,190	1,109
Prepaid expenses and other current assets	411	512
Total current assets	15,557	13,070
Property and equipment, net	3,334	2,882
Goodwill and intangible assets, net	1,672	1,722
Other assets	206	221
Total assets	$20,769	$17,895
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$146	$87
Developer partners payable	176	181
Accrued expenses and other current liabilities	666	555
Deferred revenue and deposits	53	38
Current portion of capital lease obligations	173	239
Total current liabilities	1,214	1,100
Capital lease obligations, less current portion	153	237
Other liabilities	1,056	1,088
Total liabilities	2,423	2,425
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,013 million and 1,970 million shares issued and outstanding, including 5 million and 6 million outstanding shares subject to repurchase, as of June 30, 2014 and December 31, 2013, respectively; 4,141 million Class B shares authorized, 562 million and 577 million shares issued and outstanding, including 5 million and 6 million outstanding shares subject to repurchase, as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	13,759	12,297
Accumulated other comprehensive (loss) income	(5)	14
Retained earnings	4,592	3,159
Total stockholders' equity	18,346	15,470
Total liabilities and stockholders' equity	$20,769	$17,895
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,910	$1,813	$5,412	$3,271
Costs and expenses:
Cost of revenue	473	465	936	878
Research and development	492	344	947	637
Marketing and sales	358	269	681	472
General and administrative	197	173	384	349
Total costs and expenses	1,520	1,251	2,948	2,336
Income from operations	1,390	562	2,464	935
Interest and other income/(expense), net	(4)	(17)	(4)	(37)
Income before provision for income taxes	1,386	545	2,460	898
Provision for income taxes	595	212	1,027	346
Net income	$791	$333	$1,433	$552
Less: Net income attributable to participating securities	3	2	6	3
Net income attributable to Class A and Class B common stockholders	$788	$331	$1,427	$549
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.31	$0.14	$0.56	$0.23
Diluted	$0.30	$0.13	$0.55	$0.22
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,560	2,407	2,552	2,397
Diluted	2,615	2,502	2,609	2,499
Share-based compensation expense included in costs and expenses:
Cost of revenue	$16	$11	$28	$19
Research and development	219	151	400	268
Marketing and sales	50	33	93	57
General and administrative	29	29	67	50
Total share-based compensation expense	$314	$224	$588	$394
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$791	$333	$1,433	$552
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(20)	(13)	(21)	(31)
Change in unrealized gain/loss on available-for-sale investments, net of tax	—	(3)	2	(3)
Change in unrealized gain/loss on derivative, net of tax	—	2	—	3
Comprehensive income	$771	$319	$1,414	$521
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,433	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	521	463
Lease abandonment	(26)	65
Share-based compensation	588	394
Deferred income taxes	(34)	19
Tax benefit from share-based award activity	875	148
Excess tax benefit from share-based award activity	(883)	(155)
Other	3	20
Changes in assets and liabilities:
Accounts receivable	(82)	(62)
Prepaid expenses and other current assets	10	428
Other assets	18	(44)
Accounts payable	69	2
Developer partners payable	(5)	3
Accrued expenses and other current liabilities	75	9
Deferred revenue and deposits	15	2
Other liabilities	49	197
Net cash provided by operating activities	2,626	2,041
Cash flows from investing activities
Purchases of property and equipment	(832)	(595)
Purchases of marketable securities	(4,482)	(3,460)
Sales of marketable securities	1,968	1,275
Maturities of marketable securities	1,074	2,174
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(19)	(221)
Other investing activities, net	(3)	3
Net cash used in investing activities	(2,294)	(824)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3)	(558)
Proceeds from exercise of stock options	2	10
Principal payments on capital lease obligations	(150)	(200)
Excess tax benefit from share-based award activity	883	155
Net cash provided by (used in) financing activities	732	(593)
Effect of exchange rate changes on cash and cash equivalents	(3)	(7)
Net increase in cash and cash equivalents	1,061	617
Cash and cash equivalents at beginning of period	3,323	2,384
Cash and cash equivalents at end of period	$4,384	$3,001
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow data
Cash paid during the period for:
Interest	$8	$26
Income taxes	$61	$18
Cash received during the period for:
Income taxes	$2	$419
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$18	$(5)
Property and equipment acquired under capital leases	$—	$11
Fair value of shares issued related to acquisitions of businesses	$—	$77
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
Recent Accounting Pronouncements
 In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
We have excluded 18 million and 10 million restricted stock units (RSUs) from the EPS calculation for the three and six months ended June 30, 2014, respectively, and 50 million and 23 million RSUs for the three and six months ended June 30, 2013, respectively, because the impact would be anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock were calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$617	$174	$245	$88	$1,116	$317	$400	$152
Less: Net income attributable to participating securities	2	1	2	—	5	1	2	1
Net income attributable to common stockholders	$615	$173	$243	$88	$1,111	$316	$398	$151
Denominator
Weighted average shares outstanding	2,002	568	1,779	644	1,992	571	1,744	668
Less: Shares subject to repurchase	5	5	7	9	5	6	5	10
Number of shares used for basic EPS computation	1,997	563	1,772	635	1,987	565	1,739	658
Basic EPS	$0.31	$0.31	$0.14	$0.14	$0.56	$0.56	$0.23	$0.23
Diluted EPS:
Numerator
Net income attributable to common stockholders	$615	$173	$243	$88	$1,111	$316	$398	$151
Reallocation of net income attributable to participating securities	3	—	2	—	6	—	3	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	173	—	88	—	316	—	151	—
Reallocation of net income to Class B common stock	—	7	—	10	—	14	—	17
Net income attributable to common stockholders for diluted EPS	$791	$180	$333	$98	$1,433	$330	$552	$168
Denominator
Number of shares used for basic EPS computation	1,997	563	1,772	635	1,987	565	1,739	658
Conversion of Class B to Class A common stock	563	—	635	—	565	—	658	—
Weighted average effect of dilutive securities:
Employee stock options	13	13	73	73	14	14	75	75
RSUs	36	17	19	19	36	17	22	22
Shares subject to repurchase	6	4	3	3	7	4	5	5
Number of shares used for diluted EPS computation	2,615	597	2,502	730	2,609	600	2,499	760
Diluted EPS	$0.30	$0.30	$0.13	$0.13	$0.55	$0.55	$0.22	$0.22

Note 3.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities (in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$1,354	$1,044
Cash equivalents:
Money market funds	2,959	2,279
U.S. government agency securities	71	—
Total cash and cash equivalents	4,384	3,323
Marketable securities:
U.S. government securities	6,434	5,687
U.S. government agency securities	3,138	2,439
Total marketable securities	9,572	8,126
Total cash, cash equivalents and marketable securities	$13,956	$11,449
The gross unrealized gains or losses on our marketable securities as of June 30, 2014 and December 31, 2013 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of June 30, 2014 and December 31, 2013.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2014
Due in one year	$6,232
Due in one to two years	3,340
Total	$9,572

Note 4.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,959	$2,959	$—	$—
U.S. government agency securities	71	71	—	—
Marketable securities:
U.S. government securities	6,434	6,434	—	—
U.S. government agency securities	3,138	3,138	—	—
Total cash equivalents and marketable securities	$12,602	$12,602	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,279	$2,279	$—	$—
Marketable securities:
U.S. government securities	5,687	5,687	—	—
U.S. government agency securities	2,439	2,439	—	—
Total cash equivalents and marketable securities	$10,405	$10,405	$—	$—

Note 5.	Property and Equipment
Property and equipment consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Network equipment	$2,553	$2,351
Land	45	45
Buildings	1,178	1,071
Leasehold improvements	259	203
Computer software, office equipment and other	121	95
Construction in progress	638	377
Total	4,794	4,142
Less: Accumulated depreciation	(1,460)	(1,260)
Property and equipment, net	$3,334	$2,882
Construction in progress includes costs primarily related to the construction of data centers, expansion of our corporate headquarters in Menlo Park, California and network equipment infrastructure to support our data centers around the world. We did not capitalize any interest during the three and six months ended June 30, 2014 and interest capitalized during the three and six months ended June 30, 2013 was not material.

Note 6.	Goodwill and Intangible Assets
During the six months ended June 30, 2014, we completed multiple business acquisitions which were not material to our condensed consolidated financial statements individually or in the aggregate.
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in millions):

Balance as of December 31, 2013	$839
Goodwill acquired	16
Effect of currency translation adjustment	2
Balance as of June 30, 2014	$857
Intangible assets consisted of the following (in millions):

		June 30, 2014			December 31, 2013
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired patents	2 - 18	$773	$(191)	$582	$773	$(142)	$631
Acquired technology	2 - 10	241	(86)	155	227	(65)	162
Tradename and other	2 - 10	138	(60)	78	138	(48)	90
Total		$1,152	$(337)	$815	$1,138	$(255)	$883
Amortization expense of intangible assets was $41 million and $82 million for the three and six months ended June 30, 2014, respectively, and $36 million and $69 million for the three and six months ended June 30, 2013, respectively.
As of June 30, 2014, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2014	$79
2015	151
2016	138
2017	117
2018	82
2019	64
Thereafter	184
$815

Note 7.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of June 30, 2014, no amounts had been drawn down and we were in compliance with the covenants under this facility.

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
Operating lease expense was $33 million and $63 million for the three and six months ended June 30, 2014, respectively, and $32 million and $73 million for the three and six months ended June 30, 2013, respectively.
Other Agreements
In February 2014, we entered into an agreement to acquire WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company, for 183,865,778 shares of our Class A common stock and approximately $4 billion in cash, subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. After closing, we also expect to grant approximately 46 million RSUs to WhatsApp employees. The value of the equity component of the final purchase price and RSUs granted will be determined for accounting purposes based on the fair value of our common stock on the closing date. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the second half of 2014. We have agreed to pay a termination fee to WhatsApp of $1 billion in cash and issue a number of shares of our Class A common stock equal to $1 billion, based on the average closing price of the ten trading days preceding such termination, if the closing of this acquisition has not occurred by August 19, 2014. This date may be extended by us to August 19, 2015, if as of August 19, 2014, certain closing conditions applicable to Facebook (other than the receipt of certain regulatory approvals) have been satisfied. We currently expect these conditions will be satisfied and that we will extend the date to August 19, 2015.
In April 2014, we entered into a non-cancelable contractual commitment to spend a minimum of $140 million on network services over a period of 10 years.
Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. The plaintiffs in four of these derivative actions have filed notices of appeal. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these legal matters, Rembrandt Social Media, LP v. Facebook, Inc., et al., was pending in the U.S. District Court for the Eastern District of Virginia. In Rembrandt, the plaintiff alleged that we infringe certain patents held by the plaintiff. The plaintiff was seeking significant monetary damages and equitable relief. A jury trial in this matter took place the week of June 9, 2014. The jury rendered a verdict in our favor, finding no infringement and that all asserted patents are invalid.

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
In February 2014, we terminated our 2005 Officers' Plan as the only outstanding option issued under this plan had been exercised in full.
The following table summarizes the stock option activity under the Stock Plans during the six months ended June 30, 2014:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2013	22,102	$3.56
Stock options exercised	(3,420)	0.39
Balance as of June 30, 2014	18,682	$4.14	4.47	$1,180
Stock options vested and expected to vest as of June 30, 2014	18,664	$4.14	4.46	$1,179
Stock options exercisable as of June 30, 2014	14,804	$2.29	4.04	$962

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $67.29 on June 30, 2014.

The aggregate intrinsic value of options exercised was $43 million and $204 million for the three and six months ended June 30, 2014, respectively, and $269 million and $580 million for the three and six months ended June 30, 2013, respectively.
The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2014:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2013	103,971	$27.30
Granted	21,060	67.58
Vested	(24,482)	24.36
Forfeited	(4,263)	33.37
Unvested at June 30, 2014	96,286	$36.59

The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2014 was $589 million and $1.54 billion, respectively, and $343 million and $828 million, respectively, during the three and six months ended June 30, 2013.
As of June 30, 2014, there was $3.34 billion of unrecognized share-based compensation expense, of which $3.12 billion is related to RSUs and $222 million is related to restricted shares and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008, 2009 and 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and subsequent tax years remain subject to potential examination by the IRS and all tax years starting in 2008 remain subject to potential examination in Ireland. We remain subject to possible examinations or are undergoing audits in various other jurisdictions that are not anticipated to be material to our financial statements.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$1,260	$818	$2,389	$1,498
Rest of the world (1)	1,650	995	3,023	1,773
Total revenue	$2,910	$1,813	$5,412	$3,271

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	June 30, 2014	December 31, 2013
Property and equipment, net:
United States	$2,702	$2,368
Sweden	466	415
Rest of the world	166	99
Total property and equipment, net	$3,334	$2,882

Note 12.	Subsequent Events
In July 2014, we completed our acquisition of Oculus VR, Inc., a privately-held company developing virtual reality technology, for 23,071,377 shares of our Class B common stock ($1.6 billion based on the fair value of our common stock on the effective date of the acquisition) and approximately $400 million in cash. Further, up to an additional 3,460,706 shares of our Class B common stock and $60 million in cash will be payable upon the completion of certain milestones. The earn-out portion that would be payable to employee equityholders is also subject to continuous employment through the applicable payment dates.

Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to the contingent considerations. We will provide these disclosures in our Quarterly Report on Form 10-Q for the third quarter of 2014.

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
We build products that support our mission by creating utility for people who use Facebook, marketers, and developers:
People. We enable people who use Facebook to stay connected with their friends and family, to discover what is going on in the world around them, and to share and express what matters to them to the people they care about.
Marketers. We enable marketers to engage with more than 1.3 billion monthly active users (MAUs) on Facebook or subsets of our users based on information they have chosen to share with us such as their age, location, gender, or interests.
Developers. We enable developers to use Facebook's developer services to build, grow and monetize their mobile and web applications more rapidly and successfully.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from developers. During the three and six months ended June 30, 2014, we recorded revenue of $2.91 billion and $5.41 billion, respectively, income from operations of $1.39 billion and $2.46 billion, respectively, and net income of $791 million and $1.43 billion, respectively.

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

Worldwide DAUs increased 19% to 829 million on average during June 2014 from 699 million during June 2013. We experienced growth in DAUs across major markets including India, Brazil, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook. The number of DAUs accessing Facebook on personal computers decreased in June 2014 compared to the same period in 2013. We believe that use of Facebook through personal computers will continue to decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app on a given day.

Worldwide mobile DAUs increased 39% to 654 million on average during June 2014 from 469 million during June 2013. In all regions, an increasing number of our DAUs are accessing Facebook through mobile devices, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during June 2014 as compared to the same period during 2013. On average during the month ended June 30, 2014, there were 488 million DAUs who accessed Facebook solely through mobile applications or our mobile website , increasing 56% from 313 million mobile-only DAUs during the same period in 2013. The remaining mobile DAUs accessed Facebook from both personal computers and mobile devices . We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

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

As of June 30, 2014, we had 1.32 billion MAUs, an increase of 14% from June 30, 2013. Users in India and Brazil represented key sources of growth in the second quarter of 2014 relative to the same period in 2013. Overall growth in MAUs was driven by increased mobile usage of Facebook. The number of MAUs accessing Facebook on personal computers decreased in June 2014 compared to the same period in 2013. We believe that use of Facebook through personal computers will continue to decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app during the period of measurement.

Worldwide mobile MAUs increased 31% to 1.07 billion as of June 30, 2014 from 819 million as of June 30, 2013. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and the United States representing key sources of mobile MAU growth over the second quarter of 2014 as compared to the same period in 2013. There were 399 million mobile MAUs who accessed Facebook solely through mobile applications or our mobile website during the month ended June 30, 2014, increasing 82% from 219 million during the same period in 2013. The remaining 671 million mobile MAUs accessed Facebook from both personal computers and mobile devices during June 2014. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users. For example, ARPU for an average user in the second quarter of 2014 in United States & Canada was approximately six times higher than for an average user in Asia.

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

During the second quarter of 2014, worldwide ARPU was $2.24, an increase of 40% from the second quarter of 2013. Over this period, ARPU increased by approximately 52% in Europe, 49% in United States & Canada, 44% in Asia, and 37% in Rest of World. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our developers with applications on the Facebook website.
Advertising. Our advertising revenue is generated by displaying ad products on Facebook properties, including our mobile applications and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users, or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content, and action-based ads in the period in which a user takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. Whether we count the initial display only or every display of an ad as an impression is dependent on where the ad is displayed. For example, an individual ad in News Feed that is purchased on an impression basis may be displayed to users more than once during a day; however, only the initial display of the ad is considered an impression, regardless of how many times the ad is actually displayed within the News Feed to a particular user. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenue	$2,910	$1,813	$5,412	$3,271
Costs and expenses:
Cost of revenue	473	465	936	878
Research and development	492	344	947	637
Marketing and sales	358	269	681	472
General and administrative	197	173	384	349
Total costs and expenses	1,520	1,251	2,948	2,336
Income from operations	1,390	562	2,464	935
Interest and other income/(expense), net	(4)	(17)	(4)	(37)
Income before provision for income taxes	1,386	545	2,460	898
Provision for income taxes	595	212	1,027	346
Net income	$791	$333	$1,433	$552
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Cost of revenue	$16	$11	$28	$19
Research and development	219	151	400	268
Marketing and sales	50	33	93	57
General and administrative	29	29	67	50
Total share-based compensation expense	$314	$224	$588	$394

The following table set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	16	26	17	27
Research and development	17	19	17	19
Marketing and sales	12	15	13	14
General and administrative	7	10	7	11
Total costs and expenses	52	69	54	71
Income from operations	48	31	46	29
Interest and other income/(expense), net	—	(1)	—	(1)
Income before provision for income taxes	48	30	45	27
Provision for income taxes	20	12	19	11
Net income	27%	18%	26%	17%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	1%	1%	1%	1%
Research and development	8	8	7	8
Marketing and sales	2	2	2	2
General and administrative	1	2	1	2
Total share-based compensation expense	11%	12%	11%	12%
Three and Six Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Revenue:
Advertising	$2,676	$1,599	67%	$4,941	$2,844	74%
Payments and other fees	234	214	9%	471	427	10%
Total revenue	$2,910	$1,813	61%	$5,412	$3,271	65%
Revenue in the second quarter and the first six months of 2014 increased $1.1 billion, or 61%, and $2.14 billion, or 65%, respectively, compared to the same periods in 2013. The increases were primarily due to increases in advertising revenue.
Advertising revenue increased $1.08 billion, or 67%, and $2.1 billion, or 74%, in the second quarter and the first six months of 2014, respectively, compared to the same periods in 2013. The primary factor driving advertising revenue growth in this period was an increase in revenue from ads in News Feed on both mobile devices and personal computers. For the second quarter and the first six months of 2014, we estimate that advertising revenue from News Feed ads on mobile devices represented approximately 62% and 60%, respectively, of total advertising revenue, as compared with approximately 41% and 36% in the same periods in 2013.
Factors that influenced our advertising revenue growth in these periods included: (i) an increase in the number of News Feed ads displayed, which are more prominent, have significantly higher levels of engagement and a higher price per ad relative to our other ad placements; (ii) other product changes to increase the value and performance of our ads; (iii) an increase in the number of marketers actively advertising on Facebook, which we believe increased demand for our ads; and (iv) 19% growth in average DAUs and 14% growth in MAUs from June 30, 2013 to June 30, 2014.
During the second quarter and the first six months of 2014, as compared to the same periods in 2013, the average price per ad increased by 123% and 120%, respectively, and the number of ads delivered decreased by 25% and 21%, respectively. The increase in average price per ad was driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including a shift in usage towards mobile devices where users are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the second quarter and the first six months of 2014 increased $20 million, or 9%, and $44 million, or 10%, respectively, compared to the same periods in 2013. Payments and other fees revenue is currently based predominantly on Payments revenue from games played on personal computers. We expect Facebook usage on personal computers to continue to decline in the future, negatively affecting our Payments revenue.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Cost of revenue	$473	$465	2%	$936	$878	7%
Percentage of revenue	16%	26%		17%	27%
Cost of revenue in the second quarter and the first six months of 2014 increased $8 million, or 2%, and $58 million, or 7%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to operational expenses related to our data centers and technical infrastructure. These increases were partially offset by items related to data center lease abandonment: we reversed $11 million and $29 million of lease abandonment expense in the second quarter and the first six months of 2014, respectively, due to our decision to re-occupy and utilize a previously exited data center, compared to a recognition of $57 million and $65 million of lease abandonment expense in the same periods of 2013, respectively.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Research and development	$492	$344	43%	$947	$637	49%
Percentage of revenue	17%	19%		17%	19%
Research and development expenses in the second quarter and the first six months of 2014 increased $148 million, or 43%, and $310 million, or 49%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases of $68 million and $132 million in share-based compensation expense in the second quarter and the first six months of 2014, respectively. Other payroll and benefits expense also increased due to a 39% growth in employee headcount from June 30, 2013 to June 30, 2014 in engineering and other technical functions. This investment supported our efforts to improve existing products and build new products for users, marketers, and developers.
Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Marketing and sales	$358	$269	33%	$681	$472	44%
Percentage of revenue	12%	15%		13%	14%
Marketing and sales expenses in the second quarter and the first six months of 2014 increased $89 million, or 33%, and $209 million, or 44%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 43% increase in employee headcount from June 30, 2013 to June 30, 2014 to support global sales, business development and customer service. Share-based compensation expenses also increased $17 million and $36 million in the second quarter and the first six months of 2014, respectively, compared to same periods in 2013.

Additionally, our user-, marketer-, and developer-facing marketing expenses increased $6 million and $33 million in the second quarter and the first six months of 2014, respectively, compared to the same periods in 2013.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
General and administrative	$197	$173	14%	$384	$349	10%
Percentage of revenue	7%	10%		7%	11%
General and administrative expenses in the second quarter and the first six months of 2014 increased $24 million, or 14%, and $35 million, or 10%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 27% increase in employee headcount from June 30, 2013 to June 30, 2014. Additionally, in the first six months of 2014, share-based compensation expenses also increased $17 million as compared to the same period in 2013. These increases were partially offset by a decrease in legal settlement costs.
Interest and other income/(expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Interest income/(expense), net	$—	$(9)	(100)%	$—	$(19)	(100)%
Other income/(expense), net	(4)	(8)	(50)%	(4)	(18)	(78)%
Interest and other income/(expense), net	$(4)	$(17)	(76)%	$(4)	$(37)	(89)%
Interest and other income/(expense), net in the second quarter and the first six months of 2014 decreased $13 million, or 76%, and $33 million, or 89%, respectively, as compared to the same periods in 2013. Interest income/(expense), net was not material in both periods presented in 2014, compared to $9 million and $19 million expenses in the second quarter and the first six months of 2013, respectively, due to the repayment of our long-term debt in August 2013 and lower capital lease payments, partially offset by increases in interest income. Other income/(expense), net decreased for both periods in 2014 compared to the same periods in 2013 primarily due to lower foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Provision for income taxes	$595	$212	181%	$1,027	$346	197%
Effective tax rate	43%	39%		42%	39%
Our provision for income taxes in the second quarter and the first six months of 2014 increased $383 million and $681 million, respectively, compared to the same periods in 2013 primarily due to increases in income before provision for income taxes in both periods.
Our effective tax rate increased in the second quarter of 2014 compared to the same period in 2013 primarily due to a change in our geographic mix of pre-tax income. Our effective tax rate increased for the first six months of 2014 compared to the same period in 2013 due to a non-recurring tax benefit related to the reinstatement of the federal credit for research and development activities applicable to the year ended December 31, 2012 that was recorded in the first quarter of 2013.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and the impact of acquiring intellectual property and integrating it into our business. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size and integration of acquisitions we may make from time to time.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government and U.S. government agency securities. Cash and cash equivalents and marketable securities were $13.96 billion as of June 30, 2014, an increase of $2.51 billion from December 31, 2013, primarily due to $2.63 billion of cash generated from operations and $883 million in excess tax benefits from share-based award activity, offset by $832 million for purchases of property and equipment and $150 million for principal payments on capital lease transactions.
In February 2014, we entered into an agreement to acquire WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company, for 183,865,778 shares of our Class A common stock and approximately $4 billion in cash, subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. After closing, we also expect to grant approximately 46 million RSUs to WhatsApp employees. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the second half of 2014. We have agreed to pay a termination fee to WhatsApp of $1 billion in cash and issue a number of shares of our Class A common stock equal to $1 billion, based on the average closing price of the ten trading days preceding such termination, if the closing of this acquisition has not occurred by August 19, 2014. This date may be extended by us to August 19, 2015, if as of August 19, 2014, certain closing conditions applicable to Facebook (other than the receipt of certain regulatory approvals) have been satisfied. We currently expect these conditions will be satisfied and that we will extend the date to August 19, 2015.

In January 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes ("sell-to-cover"), rather than our previous approach of net share settlement. This sell-to-cover approach reduces our cash outflows compared to the net share settlement approach.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of June 30, 2014, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of June 30, 2014, $983 million of the $13.96 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for the additional taxes that would be due if we repatriated these funds for use in our operations in the United States.
We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2014 primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $588 million and total depreciation and amortization of $521 million. The increase in cash flow from operating activities during the first six months of 2014 compared to the same period in 2013 was mainly due to an increase in net income, as adjusted for certain non-cash items described above, partially offset by a $417 million decrease in income tax refunds.
Cash Used in Investing Activities
Cash used in investing activities during the first six months of 2014 primarily resulted from $1.44 billion of net purchases of marketable securities and $832 million for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and office buildings. The increase in cash used in investing activities during the first six months of 2014 compared to the same period in 2013 was mainly due to increased net purchases of marketable securities.
We anticipate making capital expenditures in 2014 of approximately $2.0 billion to $2.5 billion. In July 2014, upon closing of our acquisition of Oculus, we used approximately $400 million of our cash and cash equivalent balance for the cash portion of the purchase consideration. We also anticipate spending approximately $4 billion in cash as part of the purchase price for the acquisition of WhatsApp. The cash purchase price related to the WhatsApp acquisition is subject to certain adjustments such that the cash paid will comprise at least 25% of the aggregate transaction consideration. This acquisition is still subject to customary closing conditions and is expected to close in the second half of 2014.

We have agreed to pay WhatsApp a $1 billion termination fee in cash if the closing of this acquisition has not occurred by August 19, 2014. This date may be extended by us to August 19, 2015, if as of August 19, 2014, certain closing conditions applicable to Facebook (other than the receipt of certain regulatory approvals) have been satisfied. We currently expect these conditions will be satisfied and that we will extend the date to August 19, 2015.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $732 million for the first six months of 2014, which primarily resulted from $883 million of excess tax benefit from stock award activities, offset by $150 million of payments related to our capital lease transactions.
Cash used in financing activities was $593 million for the first six months of 2013, which primarily resulted from $558 million of tax payments related to the net share settlement of equity awards.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.
Contractual Obligations
In April 2014, we entered into a non-cancelable contractual commitment to spend a minimum of $140 million on network services over a period of 10 years.
There were no other material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as noted above and in “Cash Used in Investing Activities” above.
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
Recent Accounting Pronouncements
 In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $4 million and $3 million in the three and six months ended June 30, 2014, respectively, and $8 million and $19 million in the three and six months ended June 30, 2013, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds and U.S. government and U.S. government agency securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $75 million and $73 million in the market value of our available-for-sale debt securities as of June 30, 2014 and December 31, 2013, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Paul D. Ceglia filed suit against us and Mark Zuckerberg on or about June 30, 2010, in the Supreme Court of the State of New York for the County of Allegheny, claiming substantial ownership of our company based on a purported contract between Mr. Ceglia and Mr. Zuckerberg allegedly entered into in April 2003. We removed the case to the U.S. District Court for the Western District of New York, where the case is now pending. In his first amended complaint, filed on April 11, 2011, Mr. Ceglia revised his claims to include an alleged partnership with Mr. Zuckerberg, he revised his claims for relief to seek a substantial share of Mr. Zuckerberg's ownership in us, and he included quotations from supposed emails that he claims to have exchanged with Mr. Zuckerberg in 2003 and 2004. On March 26, 2012, we filed a motion to dismiss Mr. Ceglia's complaint and a motion for judgment on the pleadings. On March 26, 2013, the magistrate judge overseeing the matter issued a report recommending that the court grant our motion to dismiss and that it deny as moot our motion for judgment on the pleadings. On March 25, 2014, the district judge adopted the magistrate judge’s report and recommendation and granted our motion to dismiss and denied our motion for judgment on the pleadings as moot. On April 24, 2014, Mr. Ceglia filed a notice of appeal. We continue to believe that Mr. Ceglia is perpetrating a fraud on the court and we intend to continue to defend the case vigorously.
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. The plaintiffs in four of these derivative actions have filed notices of appeal. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these legal matters, Rembrandt Social Media, LP v. Facebook, Inc., et al., was pending in the U.S. District Court for the Eastern District of Virginia. In Rembrandt, the plaintiff alleged that we infringe certain patents held by the plaintiff. The plaintiff was seeking significant monetary damages and equitable relief. A jury trial in this matter took place the week of June 9, 2014. The jury rendered a verdict in our favor, finding no infringement and that all asserted patents are invalid.
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

•
if we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

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

If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers and developers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
We generate a substantial majority of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Facebook, could seriously harm our business.
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the first six months of 2014 and 2013, advertising accounted for 91% and 87%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•
the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

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

•	our inability to improve our existing products or create new products that sustain or increase the value of our ads or marketers' ability to analyze and measure the value of our ads;

•	the degree to which users opt out of social ads;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on personal computers or on mobile devices is measured or priced;

•	the impact of new technologies that could block or obscure the display of our ads; and

•	the impact of macroeconomic conditions or conditions in the advertising industry, in general.
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
We had 1.07 billion mobile monthly active users (MAUs) in June 2014. While most of our mobile users also access Facebook through personal computers, we anticipate that growth in mobile users will continue to be the driver of our growth for the foreseeable future and that usage through personal computers will decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia. For example, during the fourth quarter of 2013, the number of mobile MAUs exceeded the number of MAUs using personal computers for the first time, and during the second quarter of 2014, the number of MAUs using personal computers declined compared to the prior quarter. While our mobile advertising revenue continues to grow and comprised over half of our overall advertising revenue in the second quarter of 2014, the mobile advertising market remains a new and evolving market. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users increasingly access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues or successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
There is no guarantee that popular mobile devices will continue to feature Facebook, or that mobile device users will continue to use Facebook rather than competing products. We are dependent on the interoperability of Facebook with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of ads, or impose fees or other charges related to our delivery of ads could adversely affect Facebook usage and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook on their mobile devices, or if our users choose not to access or use Facebook on their mobile devices or use mobile products that do not offer access to Facebook, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our relationships with the operators of mobile operating systems or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our relationships with operators of mobile operating systems or other business partners deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;

•	the size and composition of our user base;

•	the engagement of our users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to monetize our products;

•	the frequency, size, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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
We may not be successful in our efforts to further monetize how developers use Facebook, and our Payments revenue may decline in the future in the event that usage of Facebook on personal computers continues to decline.
We currently generate revenue from developers that use Facebook in several ways, including ads on pages generated by developers' applications on the Facebook website, direct advertising on Facebook purchased by developers to drive traffic to their mobile and web applications, and fees from developers' use of our Payments infrastructure to sell virtual and digital goods to users accessing Facebook via personal computers. Applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. In addition, a relatively small percentage of our users have transacted with Facebook Payments. If the Facebook-integrated applications that currently generate revenue fail to grow or maintain their users and engagement, whether as a result of a decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, if developers reduce their advertising on Facebook, if we fail to maintain good relationships with existing developers or to attract new developers who build products that integrate with Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance and ability to grow revenue could be adversely affected.
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
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we recently completed our acquisition of Oculus VR, Inc. (Oculus), a company developing virtual reality technology. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market Oculus' products or technology. If new or enhanced products fail to engage users, developers, or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful. For example, we began showing ads on Instagram in the United States in late 2013 and we cannot assure you that these ads will generate meaningful revenue for our business. If we are not successful with new products or new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.
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
We believe that the Facebook brand has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service that users do not like, which may negatively affect our brand. Additionally, the actions of our developers may affect our brand if users do not have a positive experience using third-party mobile and web applications integrated with Facebook. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy or other issues, which may adversely affect our reputation and brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities, or by perceived or actual efforts by governments to obtain access to user information for security-related purposes. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brand, and if we fail to successfully promote and maintain the Facebook brand or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to continue to scale monetization through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisitions of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and impairment loss;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures, which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of Facebook due to third-party actions;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•
the overall tax rate for our business, which may be affected by a number of factors, including the financial results of our international subsidiaries and the timing, size, and integration of acquisitions we may make from time to time;

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
We expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve greater market penetration. For example, the growth rate of our MAUs declined from 39% from 2010 to 2011, to 25% from 2011 to 2012, to 16% from 2012 to 2013. Historically, our user growth has been a primary driver of growth in our revenue. In addition, we expect our revenue growth rate will generally decline over time as our revenue increases to higher levels. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled, and developments in this area could affect the manner in which we design our products and offer services. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as privacy or liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that, if enacted, could increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. In some cases, these acquisitions may be substantial. For example, in the first quarter of 2014, we entered into agreements to acquire WhatsApp Inc. (WhatsApp) and Oculus. We completed our acquisition of Oculus in July 2014, while the closing of the WhatsApp acquisition remains subject to the satisfaction of certain conditions, including regulatory clearance. Each of these companies is larger and more complex than any previous acquisitions we have made, and our ability to acquire and integrate such companies in a successful manner is unproven.
Any acquisitions we announce could be viewed negatively by users, marketers, developers, or investors. In addition, we may not successfully evaluate, integrate, or utilize the products, technology, operations, or personnel we acquire. The integration of acquisitions may require significant time and resources, and we may not manage these integrations successfully. In addition, we may discover liabilities or deficiencies that we did not identify in advance associated with the companies or assets we acquire. The effectiveness of our due diligence with respect to acquisitions, and our ability to evaluate the results of such due diligence, is dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. We may also fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we are not successful in identifying and closing acquisitions, integrating acquired businesses, products, technology or people, or identifying and addressing liabilities and financial impacts associated with acquisitions, our business, operating results, and financial condition could be adversely affected.

We may also incur substantial costs in making acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. For example, we paid approximately $400 million in cash and issued 23,071,377 shares of our common stock in connection with our acquisition of Oculus, and we have agreed to pay $4 billion in cash and issue 183,865,778 shares of our common stock upon the closing of the WhatsApp acquisition. We have also agreed to issue a substantial number of RSUs to help retain employees of these companies. In addition, acquisitions may result in our recording of charges to our results of operations and/or amortizable intangible assets on our balance sheet upon closing, which can be significant in connection with larger acquisitions such as WhatsApp and could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If Facebook is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our products as often in the future, or at all. As our user base and the amount and types of information shared on Facebook continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events.
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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. For example, we estimate that less than 5% of our estimated worldwide DAUs as of December 31, 2011 resulted from this type of automatic mobile activity, and that this type of activity had a substantially smaller effect on our estimate of worldwide MAUs and mobile MAUs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. For example, in early June 2012, we discovered an error in the algorithm we use to estimate the geographic location of our users that affected our attribution of certain user locations for the period ended March 31, 2012. While this issue did not affect our overall worldwide DAU and MAU numbers, it did affect our attribution of users across different geographic regions. We estimate that the number of MAUs as of March 31, 2012 for the United States & Canada region was overstated as a result of the error by approximately 3% and this overstatement was offset by understatements in other regions. The number of such users for the period ended March 31, 2012 disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Trends in Our User Metrics" reflects the reclassification to more correctly attribute users by geographic region. Our estimates for revenue by user location and revenue by user device are also affected by these factors.
We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy. These adjustments may result in the recalculation of our historical metrics, which are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 7,185 as of June 30, 2014 from 5,299 as of June 30, 2013, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of June 30, 2014, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
We may require additional capital to support our business growth, and this capital may not be available on acceptable terms, if at all.
We may require additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.
We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. In particular, we have used these types of arrangements to finance some of our equipment, offices, and data centers. In addition, we have a $6.5 billion revolving credit facility that we may draw upon to finance our operations or other corporate purposes. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

•	require repayment of any outstanding lease obligations or amounts drawn on our credit facility;

•	terminate our leasing arrangements and credit facilities;

•	terminate our access to the leased data centers and offices we utilize;

•	stop delivery of ordered equipment;

•	sell or require us to return our leased equipment; or

•	require us to pay significant damages.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $72.59 through June 30, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
additional shares of our Class A common stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, including shares sold by our employees to cover tax liabilities in connection with RSU vesting events, or the anticipation of such sales;

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
We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.
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
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control with our CEO and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters.
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

c)	Issuer Purchases of Equity Securities
None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2014, among the Registrant, Rhodium Acquisition Sub II, Inc., Rhodium Merger Sub, Inc., WhatsApp Inc., and Fortis Advisors LLC.	10-Q	001-35551	2.1	April 25, 2014
2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 21, 2014, among the Registrant, Inception Acquisition Sub, Inc., Inception Acquisition Sub II, LLC, Oculus VR, Inc., and Shareholder Representative Services LLC.	10-Q	001-35551	2.2	April 25, 2014
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of July 2014.

FACEBOOK, INC.

Date: July 24, 2014	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2014	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)