Form 10-Q
period 2014-09-30
Facebook Inc
filed 2014-10-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,223,936,268 shares outstanding as of October 27, 2014
Class B Common Stock $0.000006 par value	563,911,667 shares outstanding as of October 27, 2014

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

Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
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
We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,999	$3,323
Marketable securities	5,251	8,126
Accounts receivable, net of allowances for doubtful accounts of $35 and $38 as of September 30, 2014 and December 31, 2013, respectively	1,363	1,109
Prepaid expenses and other current assets	502	512
Total current assets	16,115	13,070
Property and equipment, net	3,703	2,882
Intangible assets, net	1,317	883
Goodwill	2,612	839
Other assets	441	221
Total assets	$24,188	$17,895
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$120	$87
Partners payable	208	181
Accrued expenses and other current liabilities	709	555
Deferred revenue and deposits	48	38
Current portion of capital lease obligations	149	239
Total current liabilities	1,234	1,100
Capital lease obligations, less current portion	129	237
Other liabilities	1,587	1,088
Total liabilities	2,950	2,425
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,044 million and 1,970 million shares issued and outstanding, including 4 million and 6 million outstanding shares subject to repurchase, as of September 30, 2014 and December 31, 2013, respectively; 4,141 million Class B shares authorized, 564 million and 577 million shares issued and outstanding, including 8 million and 6 million outstanding shares subject to repurchase, as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	15,949	12,297
Accumulated other comprehensive (loss) income	(109)	14
Retained earnings	5,398	3,159
Total stockholders' equity	21,238	15,470
Total liabilities and stockholders' equity	$24,188	$17,895
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,203	$2,016	$8,615	$5,286
Costs and expenses:
Cost of revenue	565	507	1,501	1,384
Research and development	608	369	1,555	1,006
Marketing and sales	374	233	1,055	704
General and administrative	259	171	643	520
Total costs and expenses	1,806	1,280	4,754	3,614
Income from operations	1,397	736	3,861	1,672
Interest and other income/(expense), net	(61)	(10)	(65)	(48)
Income before provision for income taxes	1,336	726	3,796	1,624
Provision for income taxes	530	301	1,557	647
Net income	$806	$425	$2,239	$977
Less: Net income attributable to participating securities	4	3	10	6
Net income attributable to Class A and Class B common stockholders	$802	$422	$2,229	$971
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.31	$0.17	$0.87	$0.40
Diluted	$0.30	$0.17	$0.86	$0.39
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,587	2,430	2,565	2,408
Diluted	2,644	2,528	2,616	2,504
Share-based compensation expense included in costs and expenses:
Cost of revenue	$16	$12	$44	$31
Research and development	243	164	643	432
Marketing and sales	53	34	146	91
General and administrative	41	29	108	79
Total share-based compensation expense	$353	$239	$941	$633
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$806	$425	$2,239	$977
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(102)	38	(123)	7
Change in unrealized gain/loss on available-for-sale investments, net of tax	(2)	4	—	1
Change in unrealized gain/loss on derivative, net of tax	—	(1)	—	3
Comprehensive income	$702	$466	$2,116	$988
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$2,239	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810	737
Lease abandonment	(31)	108
Share-based compensation	941	633
Deferred income taxes	(30)	21
Tax benefit from share-based award activity	1,354	277
Excess tax benefit from share-based award activity	(1,365)	(285)
Other	5	39
Changes in assets and liabilities:
Accounts receivable	(264)	(145)
Prepaid expenses and other current assets	(45)	433
Other assets	(158)	(35)
Accounts payable	12	(17)
Partners payable	(22)	2
Accrued expenses and other current liabilities	198	(105)
Deferred revenue and deposits	3	6
Other liabilities	227	345
Net cash provided by operating activities	3,874	2,991
Cash flows from investing activities
Purchases of property and equipment	(1,314)	(879)
Purchases of marketable securities	(6,215)	(4,364)
Sales of marketable securities	7,391	2,433
Maturities of marketable securities	1,710	2,954
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(754)	(237)
Change in restricted cash and deposits	(113)	4
Other investing activities, net	(2)	(1)
Net cash provided by (used in) investing activities	703	(90)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3)	(706)
Proceeds from exercise of stock options	7	20
Repayment of long-term debt	—	(1,500)
Principal payments on capital lease obligations	(199)	(291)
Excess tax benefit from share-based award activity	1,365	285
Net cash provided by (used in) financing activities	1,170	(2,192)
Effect of exchange rate changes on cash and cash equivalents	(71)	7
Net increase in cash and cash equivalents	5,676	716
Cash and cash equivalents at beginning of period	3,323	2,384
Cash and cash equivalents at end of period	$8,999	$3,100
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow data
Cash paid during the period for:
Interest	$11	$33
Income taxes	$107	$61
Cash received during the period for:
Income taxes	$6	$419
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$38	$31
Property and equipment acquired under capital leases	$—	$11
Fair value of shares issued related to acquisitions of businesses	$1,368	$77
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

Note 2.	Acquisitions
In July 2014, we completed our acquisition of Oculus VR, Inc. (Oculus), a privately-held company developing virtual reality technology that is expected to expand our platform. Pursuant to the merger agreement, we issued 23 million shares of our Class B common stock and paid $400 million in cash. Furthermore, up to an additional three million shares of our Class B common stock and $60 million in cash will be payable contingent upon the completion of certain milestones. We determined the acquisition-date fair value of the contingent consideration liability, based on the likelihood of payment related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use the fair value of the shares as of the acquisition date, which is remeasured on each reporting date until settlement. See Note 5 “Fair Value Measurements" for subsequent measurements of this contingent liability. The earn-out portion that would be payable to employee equityholders is subject to continuous employment through the applicable payment dates and as such has been excluded from purchase consideration transferred and accounted for as share-based compensation and other compensation expense.
We have accounted for this acquisition as a business combination. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that in-process research and development (IPR&D) be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology.
The following table summarizes the components of the purchase consideration transferred based on the closing price of our common stock as of the acquisition date (in millions):

Cash	$400
Common stock	1,601
Less: post-acquisition share-based compensation and other compensation expense	(297)
Less: cash acquired on acquisition date	(20)
Total purchase consideration, excluding contingent consideration	$1,684
Contingent consideration	169
Purchase consideration	$1,853
Of the $297 million of share-based compensation and other compensation expense excluded from the purchase consideration above, approximately $13 million was recognized as share-based compensation at closing as a result of the vesting provisions of employee replacement awards on the acquisition date. The remaining $284 million is subject to continuous employment and will be recognized as share-based compensation and other compensation expense over the required service period of four years.
The fair value of assets acquired and liabilities assumed from our acquisition of Oculus was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and residual goodwill. Measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our condensed consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.
In the nine months ended September 30, 2014, we also completed other business acquisitions for total cash consideration of $456 million. These acquisitions were not material to our condensed consolidated financial statements either individually or in the aggregate. We have included the financial results of Oculus and the other business acquisitions, which are not material, in our condensed consolidated financial statements from their respective dates of acquisition. Pro forma historical results of operations related to our acquisitions of Oculus and the other business acquisitions during the nine months ended September 30, 2014 have not been presented because they are not material to our condensed consolidated statements of income, either individually or in the aggregate.
The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed, including those items that are still preliminary, and the related useful lives, where applicable:

	Oculus		Other
	(in millions)	Useful lives (in years)	(in millions)	Useful lives (in years)
Finite-lived intangible assets:
Acquired technology	$235	5	$62	3 - 5
Tradename and other	132	2 - 7	87	3 - 5
IPR&D intangible assets	60		—
Net assets acquired	—		104
Deferred tax liabilities	(107)		(41)
Net assets acquired	$320		$212
Goodwill	1,533		244
Total fair value	$1,853		$456

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the acquisition date had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, we will make a separate determination of useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life of the specific projects.
Goodwill generated from all business acquisitions completed during the nine months ended September 30, 2014 is primarily attributable to expected synergies from future growth, from potential monetization opportunities and, also for Oculus, as a potential to expand our platform. All goodwill generated during this period is not deductible for tax purposes.

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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. Basic and dilutive securities in our basic and diluted EPS calculation for the three and nine months ended September 30, 2014 do not include contingent earn-out shares resulting from our acquisition of Oculus. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones were not met as of September 30, 2014 and accordingly, these shares are excluded from the effect of basic and dilutive securities.
We have also excluded 15 million restricted stock units (RSUs) from the EPS calculation for the nine months ended September 30, 2013 because the impact would be anti-dilutive. Shares excluded from the calculation were not material for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock were calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$632	$174	$320	$105	$1,747	$492	$717	$260
Less: Net income attributable to participating securities	3	1	2	1	8	2	4	2
Net income attributable to common stockholders	$629	$173	$318	$104	$1,739	$490	$713	$258
Denominator
Weighted average shares outstanding	2,032	567	1,833	611	2,006	570	1,773	649
Less: Shares subject to repurchase	4	8	6	8	5	6	5	9
Number of shares used for basic EPS computation	2,028	559	1,827	603	2,001	564	1,768	640
Basic EPS	$0.31	$0.31	$0.17	$0.17	$0.87	$0.87	$0.40	$0.40
Diluted EPS:
Numerator
Net income attributable to common stockholders	$629	$173	$318	$104	$1,739	$490	$713	$258
Reallocation of net income attributable to participating securities	4	—	3	—	10	—	6	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	173	—	104	—	490	—	258	—
Reallocation of net income to Class B common stock	—	7	—	13	—	18	—	29
Net income attributable to common stockholders for diluted EPS	$806	$180	$425	$117	$2,239	$508	$977	$287
Denominator
Number of shares used for basic EPS computation	2,028	559	1,827	603	2,001	564	1,768	640
Conversion of Class B to Class A common stock	559	—	603	—	564	—	640	—
Weighted average effect of dilutive securities:
Employee stock options	13	13	59	59	13	13	69	69
RSUs	36	14	33	33	32	13	21	21
Shares subject to repurchase	8	5	6	6	6	3	6	6
Number of shares used for diluted EPS computation	2,644	591	2,528	701	2,616	593	2,504	736
Diluted EPS	$0.30	$0.30	$0.17	$0.17	$0.86	$0.86	$0.39	$0.39

Note 4.	Cash, Cash Equivalents and Marketable Securities
The following table sets forth the cash, cash equivalents and marketable securities (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$1,344	$1,044
Cash equivalents:
Money market funds	7,655	2,279
Total cash and cash equivalents	8,999	3,323
Marketable securities:
U.S. government securities	2,062	5,687
U.S. government agency securities	2,330	2,439
Corporate debt securities	859	—
Total marketable securities	5,251	8,126
Total cash, cash equivalents and marketable securities	$14,250	$11,449
The gross unrealized gains or losses on our marketable securities as of September 30, 2014 and December 31, 2013 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of September 30, 2014 and December 31, 2013.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2014
Due in one year	$2,747
Due in one to two years	2,504
Total	$5,251

Note 5.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$7,655	$7,655	$—	$—
Marketable securities:
U.S. government securities	2,062	2,062	—	—
U.S. government agency securities	2,330	2,330	—	—
Corporate debt securities	859	—	859	—
Total cash equivalents and marketable securities	$12,906	$12,047	$859	$—

Other liabilities:
Contingent consideration liability	$192	$—	$—	$192

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,279	$2,279	$—	$—
Marketable securities:
U.S. government securities	5,687	5,687	—	—
U.S. government agency securities	2,439	2,439	—	—
Total cash equivalents and marketable securities	$10,405	$10,405	$—	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with our acquisition of Oculus within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Our fair value estimate of this liability was $169 million at the date of acquisition and changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three and nine months ended September 30, 2014, we recognized a $23 million change in the fair value of our contingent consideration liability in research and development expense in our condensed consolidated statements of income primarily due to the change in the fair value of our common stock.

Note 6.	Property and Equipment
Property and equipment consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Land	$153	$45
Buildings	1,347	1,071
Leasehold improvements	279	203
Network equipment	2,704	2,351
Computer software, office equipment and other	134	95
Construction in progress	702	377
Total	5,319	4,142
Less: Accumulated depreciation	(1,616)	(1,260)
Property and equipment, net	$3,703	$2,882
Construction in progress includes costs primarily related to the expansion of our corporate headquarters in Menlo Park, California, construction of data centers, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014. Interest capitalized during the nine months ended September 30, 2013 was not material.

Note 7.	Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2014 is as follows (in millions):

Balance as of December 31, 2013	$839
Goodwill acquired	1,777
Effect of currency translation adjustment	(4)
Balance as of September 30, 2014	$2,612
Intangible assets consisted of the following (in millions):

		September 30, 2014			December 31, 2013
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired patents	2 - 18	$773	$(215)	$558	$773	$(142)	$631
Acquired technology	2 - 10	518	(104)	414	227	(65)	162
Tradename and other	2 - 10	357	(72)	285	138	(48)	90
Total finite-lived intangible assets:		$1,648	$(391)	$1,257	$1,138	$(255)	$883

Indefinite-lived intangible assets:
IPR&D		$60	$—	$60	$—	$—	$—

Total intangible assets		$1,708	$(391)	$1,317	$1,138	$(255)	$883
Amortization expense of intangible assets was $59 million and $141 million for the three and nine months ended September 30, 2014, respectively, and $37 million and $106 million for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, estimated amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2014	$66
2015	260
2016	244
2017	209
2018	163
Thereafter	315
$1,257

Note 8.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2014, no amounts had been drawn down and we were in compliance with the covenants under this facility.

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
Operating lease expense was $31 million and $94 million for the three and nine months ended September 30, 2014, respectively, and $28 million and $101 million for the three and nine months ended September 30, 2013, respectively.
Other Agreement
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
In February 2014, we terminated our 2005 Officers' Plan as the only outstanding option issued under this plan had been exercised in full.
The following table summarizes the stock option activity under the Stock Plans during the nine months ended September 30, 2014:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2013	22,102	$3.56
Stock options exercised	(5,015)	0.91
Balance as of September 30, 2014	17,087	$4.34	3.22	$1,276
Stock options vested and expected to vest as of September 30, 2014	17,071	$4.33	3.22	$1,275
Stock options exercisable as of September 30, 2014	13,719	$2.48	2.56	$1,050

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $79.04 on September 30, 2014.

The aggregate intrinsic value of options exercised was $117 million and $321 million for the three and nine months ended September 30, 2014, respectively, and $586 million and $1.17 billion for the three and nine months ended September 30, 2013, respectively.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2014:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2013	103,971	$27.30
Granted	33,844	70.04
Vested	(33,450)	24.77
Forfeited	(7,948)	33.87
Unvested at September 30, 2014	96,417	$42.64

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2014 was $652 million and $2.19 billion, respectively, and $326 million and $1.15 billion, respectively, during the three and nine months ended September 30, 2013.
As of September 30, 2014, there was $4.17 billion of unrecognized share-based compensation expense, of which $3.71 billion is related to RSUs and $464 million is related to restricted shares, shares with performance conditions related to our contingent consideration liability, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
Our gross unrecognized tax benefits were $1.51 billion and $1.32 billion as of September 30, 2014 and December 31, 2013, respectively. If the gross unrecognized tax benefits as of September 30, 2014 were realized in a future period, this would result in a tax benefit of $1.03 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in future periods.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$1,468	$940	$3,857	$2,438
Rest of the world (1)	1,735	1,076	4,758	2,848
Total revenue	$3,203	$2,016	$8,615	$5,286

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	September 30, 2014	December 31, 2013
Property and equipment, net:
United States	$3,023	$2,368
Sweden	513	415
Rest of the world	167	99
Total property and equipment, net	$3,703	$2,882

Note 13.	Subsequent Events

On October 6, 2014, we completed our acquisition of WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company that is expected to provide us with strategic advantages in the mobile ecosystem and expand our mobile messaging offerings. Pursuant to the merger agreement, we issued approximately 178 million shares of our Class A common stock and paid $4.59 billion in cash. We will also grant 46 million RSUs to WhatsApp employees.

Upon acquisition, WhatsApp became a wholly-owned subsidiary of Facebook. The acquisition will be accounted for as a business combination. The following table summarizes the components of the preliminary purchase consideration transferred based on the closing price of $77.56 per share of our Class A common stock on the acquisition close date (in millions):

Cash	$4,589
Common stock	13,787
Less: post-acquisition share-based compensation and other compensation expense	(1,067)
Less: cash and promissory notes acquired on acquisition date	(116)
Purchase consideration	$17,193
Of the $1.07 billion of share-based compensation and other compensation expense excluded from the purchase consideration above, approximately $188 million will be accounted for as share-based compensation expense at closing as a result of the vesting provisions of WhatsApp employee awards on the acquisition date. The remaining $879 million (approximately 8.5 million shares of Class A common stock and $219 million in cash) is subject to continuous employment and will be recognized as share-based compensation and other compensation expense over the required service period of up to three years.
The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed based on their fair values as of the acquisition date and related estimated useful lives of the finite-lived intangible assets acquired (in millions, except estimated useful life):

		Estimated useful life (in years)
Finite-lived intangible assets:
Acquired users	$2,026	7 years
Tradename	448	5 years
Acquired technology	288	5 years
Other	21	2 years
Net liabilities assumed	(33)
Deferred tax liabilities	(916)
Net assets acquired	$1,834
Goodwill	15,359
	$17,193
The $15.36 billion of goodwill is primarily attributable to expected synergies from future growth, from potential monetization opportunities, from strategic advantages provided in the mobile ecosystem and from expansion of our mobile messaging offerings. Goodwill is not expected to be deductible for tax purposes.
The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on January 1, 2013, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of the post-acquisition share-based compensation and other compensation expense; (iii) share-based compensation expense related to the 46 million RSUs we will grant to WhatsApp employees; and (iv) the associated tax impact on these unaudited pro forma adjustments.
The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,210	$2,019	$8,637	$5,292
Net income (loss)	$526	$136	$1,289	$(106)
The unaudited pro forma combined net loss for the nine months ended September 30, 2013 includes a non-recurring pro forma adjustment of $188 million of share-based compensation expense recognized at closing as a result of the vesting provisions of WhatsApp employee awards on the acquisition date.

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
We build products that support our mission by creating utility for people, marketers, and developers:
People. We enable people to stay connected with their friends and family, to discover what is going on in the world around them, and to share and express what matters to them to the people they care about.
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
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from developers. During the three and nine months ended September 30, 2014, we recorded revenue of $3.20 billion and $8.62 billion, respectively, income from operations of $1.40 billion and $3.86 billion, respectively, and net income of $806 million and $2.24 billion, respectively.

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

Worldwide DAUs increased 19% to 864 million on average during September 2014 from 728 million during September 2013. We experienced growth in DAUs across major markets including India, Brazil, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in September 2014 compared to the same period in 2013. We believe that use of Facebook through personal computers will continue to decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app on a given day.

Worldwide mobile DAUs increased 39% to 703 million on average during September 2014 from 507 million during September 2013. In all regions, an increasing number of our DAUs are accessing Facebook through mobile devices, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during September 2014 as compared to the same period during 2013. On average during the month ended September 30, 2014, there were 536 million DAUs who accessed Facebook solely through mobile applications or our mobile website, increasing 54% from 347 million mobile-only DAUs during the same period in 2013. The remaining mobile DAUs accessed Facebook from both personal computers and mobile devices. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

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

As of September 30, 2014, we had 1.35 billion MAUs, an increase of 14% from September 30, 2013. Users in India and Brazil represented key sources of growth in the third quarter of 2014 relative to the same period in 2013. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in September 2014 compared to the same period in 2013. We believe that use of Facebook through personal computers will continue to decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app during the period of measurement.

Worldwide mobile MAUs increased 29% to 1.12 billion as of September 30, 2014 from 874 million as of September 30, 2013. In all regions, an increasing number of our MAUs are accessing Facebook through mobile devices, with users in India, Brazil, and the United States representing key sources of mobile MAU growth over the third quarter of 2014 as compared to the same period in 2013. There were 456 million mobile MAUs who accessed Facebook solely through mobile applications or our mobile website during the month ended September 30, 2014, increasing 80% from 254 million during the same period in 2013. The remaining 668 million mobile MAUs accessed Facebook from both personal computers and mobile devices during September 2014. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users. For example, ARPU for an average user in the third quarter of 2014 in United States & Canada was more than six times higher than for an average user in Asia.
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

During the third quarter of 2014, worldwide ARPU was $2.40, an increase of 40% from the third quarter of 2013. Over this period, ARPU increased by approximately 52% in United States & Canada, 46% in Europe and Asia, and 27% in Rest of World. User growth was more rapid in geographies with relatively lower ARPU, such as Asia and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables users to purchase virtual and digital goods from our developers with applications on the Facebook website.
Advertising. Our advertising revenue is generated by displaying ad products on Facebook properties, including our mobile applications, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users, or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a user clicks on the content, and action-based ads in the period in which a user takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action.
Payments and other fees. We enable Payments from our users to purchase virtual and digital goods from our developers with applications on the Facebook website. Our users can transact and make payments on the Facebook website by using debit and credit cards, PayPal, mobile phone payments, gift cards or other methods. We receive a fee from developers when users make purchases in these applications using our Payments infrastructure. We recognize revenue net of amounts remitted to our developers. We have mandated the use of our Payments infrastructure for game applications on Facebook, and fees related to Payments are generated almost exclusively from games. Our other fees revenue, which has not been significant in recent periods, consists primarily of revenue from our ad serving and measurement products and the delivery of virtual reality platform devices.
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers such as facility and server equipment depreciation, facility and server equipment rent expense, energy and bandwidth costs, support and maintenance costs, and salaries, benefits, amortization of intangible assets, and share-based compensation for employees on our operations teams. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, cost of platform device inventory sold and traffic acquisition costs (TAC). TAC consists of payments made to third-party entities that have integrated our advertising offerings into their websites or mobile applications.
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
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits, and share-based compensation for our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include outside consulting fees, and legal and accounting services. General and administrative expenses also include legal settlements and amortization of patents we have acquired.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenue	$3,203	$2,016	$8,615	$5,286
Costs and expenses:
Cost of revenue	565	507	1,501	1,384
Research and development	608	369	1,555	1,006
Marketing and sales	374	233	1,055	704
General and administrative	259	171	643	520
Total costs and expenses	1,806	1,280	4,754	3,614
Income from operations	1,397	736	3,861	1,672
Interest and other income/(expense), net	(61)	(10)	(65)	(48)
Income before provision for income taxes	1,336	726	3,796	1,624
Provision for income taxes	530	301	1,557	647
Net income	$806	$425	$2,239	$977
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Cost of revenue	$16	$12	$44	$31
Research and development	243	164	643	432
Marketing and sales	53	34	146	91
General and administrative	41	29	108	79
Total share-based compensation expense	$353	$239	$941	$633

The following table set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	25	17	26
Research and development	19	18	18	19
Marketing and sales	12	12	12	13
General and administrative	8	8	7	10
Total costs and expenses	56	63	55	68
Income from operations	44	37	45	32
Interest and other income/(expense), net	(2)	—	(1)	(1)
Income before provision for income taxes	42	36	44	31
Provision for income taxes	17	15	18	12
Net income	25%	21%	26%	18%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	—%	1%	1%	1%
Research and development	8	8	7	8
Marketing and sales	2	2	2	2
General and administrative	1	1	1	1
Total share-based compensation expense	11%	12%	11%	12%
Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Revenue:
Advertising	$2,957	$1,798	64%	$7,898	$4,641	70%
Payments and other fees	246	218	13%	717	645	11%
Total revenue	$3,203	$2,016	59%	$8,615	$5,286	63%
Revenue in the third quarter and the first nine months of 2014 increased $1.19 billion, or 59%, and $3.33 billion, or 63%, respectively, compared to the same periods in 2013. The increases were primarily due to increases in advertising revenue.
Advertising revenue increased $1.16 billion, or 64%, and $3.26 billion, or 70%, in the third quarter and the first nine months of 2014, respectively, compared to the same periods in 2013. The primary factor driving advertising revenue growth in this period was an increase in revenue from ads in News Feed on both mobile devices and personal computers. For the third quarter and the first nine months of 2014, we estimate that advertising revenue from News Feed ads on mobile devices represented approximately 66% and 62%, respectively, of total advertising revenue, as compared with approximately 49% and 41% in the same periods in 2013.
Factors that influenced our advertising revenue growth in these periods included: (i) an increase in the number of News Feed ads displayed, which are more prominent, have significantly higher levels of engagement and a higher price per ad relative to our other ad placements; (ii) other product changes to increase the value and performance of our ads; (iii) an increase in the number of marketers actively advertising on Facebook, which we believe increased demand for our ads; and (iv) 19% growth in average DAUs and 14% growth in MAUs from September 30, 2013 to September 30, 2014.
During the third quarter and the first nine months of 2014, as compared to the same periods in 2013, the average price per ad increased by 274% and 150%, respectively, and the number of ads delivered decreased by 56% and 32%, respectively. The increase in average price per ad was driven by a product change related to certain non-News Feed ads during the third quarter of 2014, which decreased the number of ads displayed but increased the prominence of each ad. Average price per ad was also driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including the product change described above as well as the shift in usage towards mobile devices where users are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the third quarter and the first nine months of 2014 increased $28 million, or 13%, and $72 million, or 11%, respectively, compared to the same periods in 2013. Payments and other fees revenue is currently based predominantly on Payments revenue from games played on personal computers. We expect Facebook usage on personal computers to continue to decline in the future, which we expect to result in a decline of our Payments revenue.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Cost of revenue	$565	$507	11%	$1,501	$1,384	8%
Percentage of revenue	18%	25%		17%	26%
Cost of revenue in the third quarter and the first nine months of 2014 increased $58 million, or 11%, and $117 million, or 8%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to operational expenses related to our data centers and technical infrastructure and increased amortization of our intangible assets. These increases were partially offset by items related to data center lease abandonment: we reversed $5 million and $34 million of lease abandonment expense in the third quarter and the first nine months of 2014, respectively, due to our decision to re-occupy and utilize a previously exited data center, compared to a recognition of $43 million and $108 million of lease abandonment expense in the same periods of 2013, respectively.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Research and development	$608	$369	65%	$1,555	$1,006	55%
Percentage of revenue	19%	18%		18%	19%
Research and development expenses in the third quarter and the first nine months of 2014 increased $239 million, or 65%, and $549 million, or 55%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 49% growth in employee headcount from September 30, 2013 to September 30, 2014 in engineering and other technical functions. Share-based compensation expenses increased $79 million and $211 million in the third quarter and the first nine months of 2014, respectively. Additionally, we also recognized a $23 million change in the fair value of contingent consideration liability in research and development expense due to the change in the fair value of our common stock.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Marketing and sales	$374	$233	61%	$1,055	$704	50%
Percentage of revenue	12%	12%		12%	13%
Marketing and sales expenses in the third quarter and the first nine months of 2014 increased $141 million, or 61%, and $351 million, or 50%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 44% increase in employee headcount from September 30, 2013 to September 30, 2014 to support global sales, business development, and customer service. Our user-, marketer-, and developer-facing marketing expenses also increased $28 million and $61 million in the third quarter and the first nine months of 2014, respectively, compared to the same periods in 2013. Additionally, share-based compensation expenses also increased $19 million and $55 million in the third quarter and the first nine months of 2014, respectively, compared to the same periods in 2013.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
General and administrative	$259	$171	51%	$643	$520	24%
Percentage of revenue	8%	8%		7%	10%
General and administrative expenses in the third quarter and the first nine months of 2014 increased $88 million, or 51%, and $123 million, or 24%, respectively, compared to the same periods in 2013. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 41% increase in employee headcount from September 30, 2013 to September 30, 2014. Professional services expense in the third quarter and the first nine months of 2014 also increased $17 million and $39 million, respectively, primarily due to higher consulting fees. Additionally, share-based compensation expenses increased $12 million and $29 million in the third quarter and the first nine months of 2014, respectively.
Interest and other income/(expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Interest income/(expense), net	$4	$(16)	(125)%	$4	$(35)	(111)%
Other income/(expense), net	(65)	6	(1,183)%	(69)	(13)	431%
Interest and other income/(expense), net	$(61)	$(10)	510%	$(65)	$(48)	35%
Interest and other income/(expense), net in the third quarter and the first nine months of 2014 decreased $51 million, or 510%, and $17 million, or 35%, respectively, as compared to the same periods in 2013. Other income/(expense), net decreased in both periods primarily due to $65 million and $68 million in foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances recognized in the third quarter and the first nine months of 2014, respectively. The decreases in other income/(expense), net were partially offset by decreases in interest expense due to the repayment of our long-term debt in August 2013 and lower capital lease payments.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
	(in millions, except for percentages)
Provision for income taxes	$530	$301	76%	$1,557	$647	141%
Effective tax rate	40%	41%		41%	40%
Our provision for income taxes in the third quarter and the first nine months of 2014 increased $229 million and $910 million, respectively, compared to the same periods in 2013 primarily due to increases in income before provision for income taxes in both periods.
Our effective tax rate decreased in the third quarter of 2014 compared to the same period in 2013 primarily due to a change in our geographic mix of pre-tax income. Our effective tax rate increased for the first nine months of 2014 compared to the same period in 2013 due to a non-recurring tax benefit related to the reinstatement of the federal credit for research and development activities applicable to the year ended December 31, 2012 that was recorded in the first quarter of 2013.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and the impact of acquiring intellectual property and integrating it into our business. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size and integration of any acquisitions we make.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $14.25 billion as of September 30, 2014, an increase of $2.80 billion from December 31, 2013, primarily due to $3.87 billion of cash generated from operations and $1.37 billion in excess tax benefits from share-based award activity, offset by $1.31 billion for purchases of property and equipment, $754 million for acquisitions of businesses, and $199 million for principal payments on capital lease transactions.
In October 2014, we completed our acquisition of WhatsApp Inc. (WhatsApp), a privately-held cross-platform mobile messaging company, for 178 million of our Class A common stock and $4.59 billion in cash. The tax withholdings related to the WhatsApp vested merger consideration were funded by net share settlement. After closing, we will also grant 46 million RSUs to WhatsApp employees.

In January 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes ("sell-to-cover"), rather than our previous approach of net share settlement. This sell-to-cover approach reduces our cash outflows compared to the net share settlement approach.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2014, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of September 30, 2014, $1.01 billion of the $14.25 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. Substantially all of these funds are in jurisdictions for which we are indefinitely reinvesting the earnings of the local subsidiary. These subsidiaries have historically incurred losses; as such, repatriating the funds will likely incur no residual tax liability. We have provided residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary, however the amount of taxes provided has been insignificant.
We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2014 primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $941 million and total depreciation and amortization of $810 million. The increase in cash flow from operating activities during the first nine months of 2014 compared to the same period in 2013 was mainly due to an increase in net income, as adjusted for certain non-cash items described above, partially offset by a $413 million decrease in income tax refunds.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $703 million during the first nine months of 2014 primarily resulted from $2.89 billion of net sales and maturities of marketable securities, partially offset by $1.31 billion for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and office buildings, and $754 million for acquisition of businesses.
Cash used in investing activities was $90 million during the first nine months of 2013 primarily resulted from $879 million for capital expenditures related to the purchase of servers, network and storage infrastructure, and the construction of data centers and buildings, $237 million for acquisitions of businesses and other assets, such as patents, partially offset by $1.02 billion of net sales and maturities of marketable securities.
In October 2014, upon closing of our acquisition of WhatsApp, we used $4.59 billion of our cash and cash equivalent balance for the cash portion of the purchase consideration.
We anticipate making capital expenditures in 2014 of approximately $1.9 billion to $2.2 billion.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $1.17 billion for the first nine months of 2014, which primarily resulted from $1.37 billion of excess tax benefit from stock award activities, partially offset by $199 million of payments related to our capital lease transactions.
Cash used in financing activities was $2.19 billion for the first nine months of 2013, which primarily resulted from $1.5 billion for repayment of debt and $706 million of tax payments related to the net share settlement of equity awards.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $65 million and $68 million in the three and nine months ended September 30, 2014, respectively, and $13 million in the nine months ended September 30, 2013. We recognized foreign currency gains of $6 million in the three months ended September 30, 2013.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $48 million and $73 million in the market value of our available-for-sale debt securities as of September 30, 2014 and December 31, 2013, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will continue to decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time and can be difficult to measure, particularly as users continue to engage increasingly via mobile devices and as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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
The substantial majority of our revenue is currently generated from third parties advertising on Facebook. For the nine months ended September 30, 2014 and 2013, advertising accounted for 92% and 88%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

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
Mobile advertising is evolving and growth in the use of Facebook through our mobile products as a substitute for use on personal computers may negatively affect our revenue and financial results.
We had 1.12 billion mobile monthly active users (MAUs) in September 2014. While most of our mobile users also access Facebook through personal computers, we anticipate that growth in mobile users will continue to be the driver of our growth for the foreseeable future and that usage through personal computers will continue to decline worldwide, including in key markets such as the United States and other developed markets in Europe and Asia. For example, during the fourth quarter of 2013, the number of mobile MAUs exceeded the number of MAUs using personal computers for the first time, and during the third quarter of 2014, the number of MAUs using personal computers continued to decline compared to the prior quarter. While our mobile advertising revenue continues to grow and comprised over half of our overall advertising revenue in the third quarter of 2014, the mobile advertising market remains an evolving market. In addition, we do not currently offer our Payments infrastructure to applications on mobile devices. If users continue to access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenues or successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
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
We may not be successful in our efforts to further monetize how developers use Facebook, and we expect that our Payments revenue will decline in the future as usage of Facebook on personal computers continues to decline.
We currently generate revenue from developers that use Facebook in several ways, including ads on pages generated by developers' applications on the Facebook website, direct advertising on Facebook purchased by developers to drive traffic to their mobile and web applications, and fees from developers' use of our Payments infrastructure to sell virtual and digital goods to users accessing Facebook via personal computers. Applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. In addition, a relatively small percentage of our users have transacted with Facebook Payments. We also have experienced declines in usage of Facebook on personal computers, which declines we expect to continue for the foreseeable future. We expect this trend will result in a decline in Payments revenue in the future. If the Facebook-integrated applications that currently generate revenue fail to grow or maintain their users and engagement, whether as a result of the continued decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, if developers reduce their advertising on Facebook, if we fail to maintain good relationships with existing developers or to attract new developers who build products that integrate with Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance could be adversely affected.
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
Action by governments to restrict access to Facebook or our other products in their countries could substantially harm our business and financial results.
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, access to Facebook has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, governments in other countries may seek to restrict access to our products if they consider us to be in violation of their laws. In the event that access to our products is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our new products and changes to existing products could fail to attract or retain users or generate revenue.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products, or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in July 2014 we completed our acquisition of Oculus VR, Inc. (Oculus), a company developing virtual reality technology. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market Oculus' products or technology. In addition, in October 2014, we acquired WhatsApp Inc. (WhatsApp), a cross-platform mobile messaging company. We currently monetize WhatsApp in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from WhatsApp over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We prioritize user growth and engagement and the user experience over short-term financial results.
We frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we currently do not monetize the stand-alone Messenger application. In addition, we plan to focus on growing the user base for Instagram, WhatsApp, and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our developers whose products are integrated with Facebook, the actions of our users, or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the number and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to continue to scale monetization through our mobile products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to the acquisitions of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and impairment loss;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures, which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	inaccessibility of our products due to third-party actions;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, and as we develop and implement new products. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. We expect to continue to invest in these and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization, such as our commitment to the Internet.org initiative to increase global Internet access. In addition, our costs will increase as a result of integrating and operating larger and more complex business acquisitions, including our recent acquisitions of Oculus and WhatsApp. Our costs will also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. In addition, we intend to increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability. Our expenses are expected to grow faster than our revenue in the near term and may be greater than we anticipate, and our investments may not be successful.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, product liability, taxation, securities law compliance, and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled, and developments in this area could affect the manner in which we design our products and offer services. Similarly, any regulatory or legislative action affecting the manner in which we display content to our users could adversely affect user growth and engagement. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as privacy or liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that, if enacted, could increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.
Companies in the Internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, many of whom claim statutory damages or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because Facebook has over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, following our acquisition of Oculus, we may be subject to additional class action lawsuits based on product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. In some cases, these acquisitions may be substantial. For example, we completed our acquisitions of Oculus and WhatsApp in July and October 2014, respectively. Each of these companies is larger and more complex than any previous acquisitions we have made. Our ability to acquire and integrate such companies in a successful manner is unproven. In addition, we plan to make significant financial investments to support product development from these recent acquisitions, but we cannot assure you that these investments will be successful.
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

We may also incur substantial costs in making future acquisitions. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may issue equity securities to pay for acquisitions or to retain the employees of the acquired company, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. For example, we paid $4.59 billion in cash and issued 178 million shares of our Class A common stock in connection with our acquisition of WhatsApp, and we also agreed to issue 46 million RSUs to help retain WhatsApp employees. In addition, acquisitions may result in our recording of additional expenses to our results of operations and recording of finite-lived intangible assets on our balance sheet upon closing, which can be significant in connection with larger acquisitions such as WhatsApp and could adversely affect our future financial results and financial condition. These factors related to acquisitions may require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results and financial condition.
If our goodwill or finite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or intangible assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or finite-lived intangible assets is determined, which would negatively affect our results of operations.
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

Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
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
We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.

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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 8,348 as of September 30, 2014 from 5,794 as of September 30, 2013, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Our users can use Facebook to purchase virtual and digital goods from developers that offer applications on the Facebook website using our Payments infrastructure. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing electronic funds transfers, gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and are applying for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
We plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 70 different languages, and we have offices or data centers in more than 25 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook is not generally available in China. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•
risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy and tax and terrestrial infrastructure matters, and unexpected changes in laws, regulatory requirements, and enforcement;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	fluctuations in currency exchange rates and compliance with currency controls;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and

•	compliance with statutory equity requirements and management of tax consequences.
If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.
We may incur a substantial amount of indebtedness, which could adversely affect our financial condition.
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of September 30, 2014, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $79.71 through September 30, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion or deletion of our Class A common stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
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

On July 21, 2014, we issued 23,071,365 shares of our Class B common stock as consideration to 14 individuals and 13 entities in connection with our acquisition of all the outstanding shares of a company. The sales of these securities were exempt from registration under the Securities Act in reliance upon Section 3(a)(10) of the Securities Act.

b)	Issuer Purchases of Equity Securities The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	—	—	—	—
August 1 – August 31, 2014	70,484	$0.000006	—	—
September 1 – September 30, 2014	—	—	—	—

(1) Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2014, among the Registrant, Rhodium Acquisition Sub II, Inc., Rhodium Merger Sub, Inc., WhatsApp Inc., and Fortis Advisors LLC.	10-Q	001-35551	2.1	April 25, 2014
2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 21, 2014, among the Registrant, Inception Acquisition Sub, Inc., Inception Acquisition Sub II, LLC, Oculus VR, Inc., and Shareholder Representative Services LLC.	10-Q	001-35551	2.2	April 25, 2014
4.1	Registration Rights Agreement, dated as of October 6, 2014, among the Registrant and the parties thereto.	S-3	333-199678	4.9	October 29, 2014
10.1	Offer Letter, dated as of October 6, 2014, between Registrant and Jan Koum.					X
10.2	Form of Non-Plan Restricted Stock Unit Award Notice and Award Agreement	S-8	333-199172	99.1	October 6, 2014
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of October 2014.

FACEBOOK, INC.

Date: October 30, 2014	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2014	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)