Form 10-K/A
period 2014-12-31
Facebook Inc
filed 2015-02-13
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Original Filing), filed with the U.S. Securities and Exchange Commission on January 29, 2015 (Original Filing Date). The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of Ernst & Young LLP (filed as Exhibit 23.1), which inadvertently omitted the typeset signature of Ernst & Young LLP and reference to Ernst & Young LLP’s reports dated January 29, 2015 with respect to our consolidated financial statements and the effectiveness of our internal control over financial reporting included in our Original Filing.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
We have filed the following documents as part of this report:

1. Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets*
Consolidated Statements of Income*
Consolidated Statements of Comprehensive Income*
Consolidated Statements of Stockholders' Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this report.

*	Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on January 29, 2015, which is being amended hereby.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACEBOOK, INC.

Date:	February 13, 2015	/s/ David M. Wehner
David M. Wehner
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated February 19, 2014, among the Registrant, Rhodium Acquisition Sub II, Inc., Rhodium Merger Sub, Inc., WhatsApp Inc., and Fortis Advisors LLC.	10-Q	011-35551	2.1	April 25, 2014
2.2	Amended and Restated Agreement and Plan of Merger, dated April 21, 2014, among the Registrant, Inception Acquisition Sub, Inc., Inception Acquisition Sub II, LLC, Oculus VR, Inc., and Shareholder Representative Services LLC.	10-Q	011-35551	2.2	April 25, 2014
3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Sixth Amended and Restated Investors' Rights Agreement, dated December 27, 2010, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2	February 8, 2012
4.4	Amendment No. 1 to Sixth Amended and Restated Investors' Rights Agreement, dated May 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2A	May 3, 2012
4.5	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
4.6	Registration Rights Agreement, dated October 6, 2014, among the Registrant and the parties thereto.	S-3	333-199678	4.9	October 29, 2014
10.1+	Form of Indemnification Agreement.	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-K	001-35551	10.4(A)	February 1, 2013
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+*	2012 Equity Incentive Plan forms of award agreements (Additional Forms).
10.4+	Form of Non-Plan Restricted Stock Unit Award Notice and Award Agreement	S-8	333-199172	99.1	October 6, 2014
10.5+*	2014 Bonus Plan.
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.7+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.8+*	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.
10.9+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012

10.10+*	Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.
10.11+	Offer Letter, dated October 6, 2014, between Registrant and Jan Koum.	10-Q	001-35551	10.1	October 30, 2014
10.12+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and David A. Ebersman.	S-1	333-179287	10.8	February 8, 2012
10.13†	Lease, dated February 7, 2011, between Registrant and Wilson Menlo Park Campus, LLC.	S-1	333-179287	10.11	February 8, 2012
10.14	Credit Agreement, dated August 15, 2013, between Registrant, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35551	10.1	August 15, 2013
21.1*	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates a management contract or compensatory plan.
† Portions of exhibit have been granted confidential treatment by the U.S. Securities and Exchange Commission (Commission).
* Previously filed with our Annual Report on Form 10-K filed with the Commission on January 29, 2015.
** Previously furnished with our Annual Report on Form 10-K filed with the Commission on January 29, 2015.