Form 10-Q
period 2015-03-31
Facebook Inc
filed 2015-04-23
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,248,896,523 shares outstanding as of April 21, 2015
Class B Common Stock $0.000006 par value	559,339,723 shares outstanding as of April 21, 2015

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
Unless expressly indicated or the context requires otherwise, the terms "Facebook," "company," "we," "us," and "our" in this document refer to Facebook, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term "Facebook" may also refer to our products, regardless of the manner in which they are accessed. For references to accessing Facebook on the "web" or via a "website," such terms refer to accessing Facebook on personal computers. For references to accessing Facebook on "mobile," such term refers to accessing Facebook via a mobile application or via a mobile-optimized version of our website such as m.facebook.com, whether on a mobile phone or tablet.

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
The numbers of DAUs, mobile DAUs, MAUs, mobile MAUs, mobile-only DAUs and mobile-only MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users of Instagram or WhatsApp unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram or WhatsApp unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,419	$4,315
Marketable securities	8,994	6,884
Accounts receivable, net of allowances for doubtful accounts of $42 and $39 as of March 31, 2015 and December 31, 2014, respectively	1,508	1,678
Prepaid expenses and other current assets	1,083	793
Total current assets	15,004	13,670
Property and equipment, net	4,619	3,967
Intangible assets, net	3,774	3,929
Goodwill	18,005	17,981
Other assets	605	637
Total assets	$42,007	$40,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$129	$176
Partners payable	189	202
Accrued expenses and other current liabilities	1,300	866
Deferred revenue and deposits	55	66
Current portion of capital lease obligations	73	114
Total current liabilities	1,746	1,424
Capital lease obligations, less current portion	113	119
Other liabilities	2,647	2,545
Total liabilities	4,506	4,088
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,247 million and 2,234 million shares issued and outstanding, including 12 million and 13 million outstanding shares subject to repurchase, as of March 31, 2015 and December 31, 2014, respectively; 4,141 million Class B shares authorized, 559 million and 563 million shares issued and outstanding, including 5 million and 6 million outstanding shares subject to repurchase, as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	31,337	30,225
Accumulated other comprehensive loss	(447)	(228)
Retained earnings	6,611	6,099
Total stockholders' equity	37,501	36,096
Total liabilities and stockholders' equity	$42,007	$40,184
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$3,543	$2,502
Costs and expenses:
Cost of revenue	654	462
Research and development	1,062	455
Marketing and sales	620	323
General and administrative	274	187
Total costs and expenses	2,610	1,427
Income from operations	933	1,075
Interest and other income/(expense), net	(1)	—
Income before provision for income taxes	932	1,075
Provision for income taxes	420	433
Net income	$512	$642
Less: Net income attributable to participating securities	3	3
Net income attributable to Class A and Class B common stockholders	$509	$639
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.18	$0.25
Diluted	$0.18	$0.25
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,784	2,545
Diluted	2,836	2,609
Share-based compensation expense included in costs and expenses:
Cost of revenue	$17	$12
Research and development	566	181
Marketing and sales	72	43
General and administrative	48	38
Total share-based compensation expense	$703	$274
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$512	$642
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(223)	(1)
Change in unrealized gain/loss on available-for-sale investments, net of tax	4	2
Comprehensive income	$293	$643
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$512	$642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457	264
Share-based compensation	694	274
Deferred income taxes	(223)	(1)
Tax benefit from share-based award activity	423	345
Excess tax benefit from share-based award activity	(423)	(348)
Other	6	(4)
Changes in assets and liabilities:
Accounts receivable	84	105
Prepaid expenses and other current assets	(43)	(4)
Other assets	(32)	16
Accounts payable	(15)	(10)
Partners payable	(13)	7
Accrued expenses and other current liabilities	134	(27)
Deferred revenue and deposits	(10)	—
Other liabilities	149	26
Net cash provided by operating activities	1,700	1,285
Cash flows from investing activities
Purchases of property and equipment	(502)	(363)
Purchases of marketable securities	(3,055)	(2,974)
Sales of marketable securities	608	847
Maturities of marketable securities	339	619
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(257)	—
Change in restricted cash and deposits	23	—
Other investing activities, net	—	(1)
Net cash used in investing activities	(2,844)	(1,872)
Cash flows from financing activities
Taxes paid related to net share settlement	(5)	(3)
Proceeds from exercise of stock options	—	1
Principal payments on capital lease obligations	(47)	(84)
Excess tax benefit from share-based award activity	423	348
Net cash provided by financing activities	371	262
Effect of exchange rate changes on cash and cash equivalents	(123)	—
Net decrease in cash and cash equivalents	(896)	(325)
Cash and cash equivalents at beginning of period	4,315	3,323
Cash and cash equivalents at end of period	$3,419	$2,998
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow data
Cash paid during the period for:
Interest	$3	$4
Income taxes, net	$119	$37
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$186	$(3)
Promissory note payable issued in connection with an acquisition	$198	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.
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
In the three months ended March 31, 2015, we completed several business acquisitions for total consideration of $433 million, the substantial majority of which is related to a business combination involving land and buildings adjacent to our headquarters in Menlo Park. Included in this amount is a $198 million promissory note payable issued in connection with this particular acquisition. This promissory note payable is classified under accrued expenses and other current liabilities in our condensed consolidated balance sheets. These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. We have included the financial results of these business acquisitions, which are not material, in our condensed consolidated financial statements from their respective dates of acquisition. Pro forma historical results of operations related to these business acquisitions during the three months ended March 31, 2015 have not been presented because they are not material to our condensed consolidated statements of income, either individually or in the aggregate.

The following table summarizes the allocation of the fair values of net assets acquired during the three months ended March 31, 2015, including the related useful lives, where applicable:

	(in millions)	Useful lives (in years)
Finite-lived intangible assets:
Acquired technology	$14	3
Other	5	3
Land acquired	379
Other net tangible assets acquired	11
Deferred tax liabilities	(2)
Net assets acquired	$407
Goodwill	26
Total fair value consideration	$433
Goodwill generated from all business acquisitions completed during the three months ended March 31, 2015 is primarily attributable to expected synergies from future growth and potential monetization opportunities. Goodwill generated during this period is not deductible for tax purposes.

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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and inducement awards under a separate non-plan RSU award agreement. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.
Basic and dilutive securities in our basic and diluted EPS calculation for the three months ended March 31, 2015 do not include contingent earn-out shares. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones were not met as of March 31, 2015 and accordingly, these shares are excluded from the effect of basic and dilutive securities.
There were no restricted stock units (RSUs) excluded from the EPS calculation for the three months ended March 31, 2015. There were 3 million RSUs excluded from the calculation for the three months ended March 31, 2014 because the impact would be anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$410	$102	$498	$144
Less: Net income attributable to participating securities	2	1	2	1
Net income attributable to common stockholders	$408	$101	$496	$143
Denominator
Weighted average shares outstanding	2,241	561	1,982	574
Less: Shares subject to repurchase	12	6	5	6
Number of shares used for basic EPS computation	2,229	555	1,977	568
Basic EPS	$0.18	$0.18	$0.25	$0.25
Diluted EPS:
Numerator
Net income attributable to common stockholders	$408	$101	$496	$143
Reallocation of net income attributable to participating securities	3	—	3	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	101	—	143	—
Reallocation of net income to Class B common stock	—	3	—	7
Net income attributable to common stockholders for diluted EPS	$512	$104	$642	$150
Denominator
Number of shares used for basic EPS computation	2,229	555	1,977	568
Conversion of Class B to Class A common stock	555	—	568	—
Weighted average effect of dilutive securities:
Employee stock options	9	9	15	15
RSUs	37	11	41	20
Shares subject to repurchase	6	3	8	5
Number of shares used for diluted EPS computation	2,836	578	2,609	608
Diluted EPS	$0.18	$0.18	$0.25	$0.25

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$2,644	$2,162
Money market funds	775	2,153
Total cash and cash equivalents	3,419	4,315
Marketable securities:
U.S. government securities	3,670	2,830
U.S. government agency securities	3,575	2,710
Corporate debt securities	1,749	1,344
Total marketable securities	8,994	6,884
Total cash and cash equivalents, and marketable securities	$12,413	$11,199
The gross unrealized gains or losses on our marketable securities as of March 31, 2015 and December 31, 2014 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of March 31, 2015 and December 31, 2014.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2015
Due in one year	$4,631
Due in one to two years	4,363
Total	$8,994

Note 5.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$775	$775	$—	$—
Marketable securities:
U.S. government securities	3,670	3,670	—	—
U.S. government agency securities	3,575	3,575	—	—
Corporate debt securities	1,749	—	1,749	—
Total cash equivalents and marketable securities	$9,769	$8,020	$1,749	$—

Other liabilities:
Contingent consideration liability	$203	$—	$—	$203

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,153	$2,153	$—	$—
Marketable securities:
U.S. government securities	2,830	2,830	—	—
U.S. government agency securities	2,710	2,710	—	—
Corporate debt securities	1,344	—	1,344	—
Total cash equivalents and marketable securities	$9,037	$7,693	$1,344	$—

Other liabilities:
Contingent consideration liability	$191	$—	$—	$191
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with an acquisition in 2014 within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three months ended March 31, 2015, we recognized a $12 million increase in the fair value of our contingent consideration liability in research and development expense in our condensed consolidated statements of income primarily due to an increase in the fair value of our common stock.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2015	December 31, 2014
Land	$562	$153
Buildings	1,792	1,420
Leasehold improvements	330	304
Network equipment	3,118	3,020
Computer software, office equipment and other	183	149
Construction in progress	589	738
Total	6,574	5,784
Less: Accumulated depreciation	(1,955)	(1,817)
Property and equipment, net	$4,619	$3,967
Construction in progress includes costs primarily related to the construction of data centers and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three months ended March 31, 2015 and 2014.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in millions):

Balance as of December 31, 2014	$17,981
Goodwill acquired	26
Effect of currency translation adjustment	(2)
Balance as of March 31, 2015	$18,005
Intangible assets consist of the following (in millions):

		March 31, 2015			December 31, 2014
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	3 - 7	$2,056	$(159)	$1,897	$2,056	$(85)	$1,971
Acquired technology	2 - 10	827	(187)	640	813	(144)	669
Acquired patents	2 - 18	778	(262)	516	773	(239)	534
Trade names	2 - 7	632	(75)	557	632	(46)	586
Other	2 - 10	169	(65)	104	164	(55)	109
Total finite-lived intangible assets		$4,462	$(748)	$3,714	$4,438	$(569)	$3,869

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$60	$—	$60	$60	$—	$60

Total intangible assets		$4,522	$(748)	$3,774	$4,498	$(569)	$3,929

As of March 31, 2015, technological feasibility has not been established for our IPR&D intangible assets. They have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

Amortization expense of intangible assets was $179 million and $41 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2015	$537
2016	698
2017	655
2018	601
2019	519
Thereafter	704
Total	$3,714

Note 8.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2015, no amounts had been drawn down and we were in compliance with the covenants under this facility.

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
Operating lease expense was $39 million and $29 million for the three months ended March 31, 2015 and 2014, respectively.
Contingencies
Legal Matters
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. The plaintiffs in four of these derivative actions have filed notices of appeal. The appeals have been fully briefed. On December 23, 2014, the plaintiffs in the consolidated securities class action filed their motion for class certification. On April 10, 2015, we filed our opposition to class certification. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.

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
We initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan increase automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total outstanding shares of our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2015. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued, forfeited or repurchased at their original issue price, or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our compensation committee.
The following table summarizes the activities of stock option awards under the Stock Plans for the three months ended March 31, 2015:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2014	12,984	$4.78
Stock options exercised	(829)	0.49
Balance as of March 31, 2015	12,155	$5.08	3.64	$938
Stock options vested and expected to vest as of March 31, 2015	12,152	$5.08	3.64	$937
Stock options exercisable as of March 31, 2015	9,257	$2.88	3.09	$734

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our Class A common stock of $82.22 on March 31, 2015.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2015:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2014	138,055	$55.89
Granted	22,334	77.82
Vested	(10,745)	42.63
Forfeited	(1,425)	46.14
Unvested at March 31, 2015	148,219	$60.25

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2015 and 2014 was $814 million and $952 million, respectively.
As of March 31, 2015, there was $8.93 billion of unrecognized share-based compensation expense, of which $8.06 billion is related to RSUs and $875 million is related to restricted shares, shares with performance conditions related to our contingent consideration liability, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 through 2015 tax years remain subject to examination by the IRS and all tax years starting in 2008 remain subject to examination in Ireland.
Our gross unrecognized tax benefits were $1.83 billion and $1.68 billion as of March 31, 2015 and December 31, 2014, respectively. If the gross unrecognized tax benefits as of March 31, 2015 were realized in a future period, this would result in a tax benefit of $1.29 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in future periods.
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
Revenue by geography is based on the billing address of the advertiser or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$1,652	$1,129
Rest of the world (1)	1,891	1,373
Total revenue	$3,543	$2,502

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	March 31, 2015	December 31, 2014
Property and equipment, net:
United States	$3,900	$3,256
Sweden	509	514
Rest of the world	210	197
Total property and equipment, net	$4,619	$3,967

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

Certain revenue information in the section entitled "—Three Months Ended March 31, 2015 and 2014—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
Overview
Our mission is to give people the power to share and make the world more open and connected.
Our business focuses on creating value for people, marketers, and developers:
People. We enable people to connect and share through mobile devices and personal computers, to discover what is going on in the world around them, and to share and express what matters to them to audiences ranging from their closest friends to the public at large.
Marketers. We enable marketers to engage with our monthly active users (MAUs) on Facebook or subsets of MAUs based on a variety of factors including age, gender, location, and interests.
Developers. We enable developers to use Facebook's developer services to build, grow and monetize their mobile and web applications more rapidly and successfully.
We generate substantially all of our revenue from advertising and from fees associated with our Payments infrastructure that enables people who use Facebook to purchase virtual and digital goods from developers. In the first quarter of 2015, we recorded revenue of $3.54 billion, income from operations of $933 million, and net income of $512 million.

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

Worldwide DAUs increased 17% to 936 million on average during March 2015 from 802 million during March 2014. We experienced growth in DAUs across major markets including India, the United States, and Brazil. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in March 2015 compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app on a given day.

Worldwide mobile DAUs increased 31% to 798 million on average during March 2015 from 609 million during March 2014. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during March 2015 as compared to the same period during 2014, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during March 2015. On average during March 2015, there were 636 million DAUs who accessed Facebook solely through mobile applications or our mobile website, increasing 45% from 439 million mobile-only DAUs during the same period in 2014. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

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

As of March 31, 2015, we had 1.44 billion MAUs, an increase of 13% from March 31, 2014. Users in India, Brazil, and Thailand represented key sources of growth in the first quarter of 2015 relative to the same period in 2014. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in March 2015 compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app during the period of measurement.

Worldwide mobile MAUs increased 24% to 1.25 billion as of March 31, 2015 from 1.01 billion as of March 31, 2014. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the first quarter of 2015 as compared to the same period in 2014, with users in India, Brazil, and the United States representing key sources of mobile MAU growth in the first quarter of 2015. There were 581 million mobile MAUs who accessed Facebook solely through mobile applications or our mobile website as of March 31, 2015, increasing 70% from 341 million, compared to the same period in 2014. The remaining 667 million mobile MAUs accessed Facebook from both mobile devices and personal computers during March 2015. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users. For example, ARPU for an average user in the first quarter of 2015 in United States & Canada was more than seven times higher than for an average user in Asia-Pacific.
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

During the first quarter of 2015, worldwide ARPU was $2.50, an increase of 25% from the first quarter of 2014. Over this period, ARPU increased by approximately 42% in United States & Canada, 27% in Asia-Pacific, 23% in Europe, and 14% in Rest of World. ARPU in the first quarter of 2015 declined 11% from the fourth quarter of 2014. We believe the sequential quarterly decline was driven by seasonal trends, which also affected ARPU trends from the fourth quarter of 2013 to the first quarter of 2014, during which period ARPU declined by 7%. User growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia-Pacific and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
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
Research and development. Research and development expenses consist primarily of share-based compensation, salaries, and benefits for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
Marketing and sales. Our marketing and sales expenses consist of salaries, benefits, and share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include people-, marketer-, and developer-facing marketing and promotional expenditures, as well as amortization of intangible assets.
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits, and share-based compensation for our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include professional and legal services. General and administrative expenses also include depreciation of property and equipment and amortization of intangible assets we have acquired.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenue	$3,543	$2,502
Costs and expenses:
Cost of revenue	654	462
Research and development	1,062	455
Marketing and sales	620	323
General and administrative	274	187
Total costs and expenses	2,610	1,427
Income from operations	933	1,075
Interest and other income/(expense), net	(1)	—
Income before provision for income taxes	932	1,075
Provision for income taxes	420	433
Net income	$512	$642
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cost of revenue	$17	$12
Research and development	566	181
Marketing and sales	72	43
General and administrative	48	38
Total share-based compensation expense	$703	$274

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2015	2014
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	18
Research and development	30	18
Marketing and sales	17	13
General and administrative	8	7
Total costs and expenses	74	57
Income from operations	26	43
Interest and other income/(expense), net	—	—
Income before provision for income taxes	26	43
Provision for income taxes	12	17
Net income	14%	26%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	—%	—%
Research and development	16	7
Marketing and sales	2	2
General and administrative	1	2
Total share-based compensation expense	20%	11%
Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Advertising	$3,317	$2,265	46%
Payments and other fees	226	237	(5)%
Total revenue	$3,543	$2,502	42%
Revenue in the first quarter of 2015 increased $1.04 billion, or 42%, compared to the same period in 2014. The increase was primarily due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. News Feed ads are displayed more prominently, have significantly higher levels of engagement, and a higher price per ad relative to our other ad placements. For the first quarter of 2015, we estimate that mobile advertising revenue represented 73% of total advertising revenue, as compared with 59% in the first quarter of 2014.
Other factors that influenced our advertising revenue growth in the first quarter of 2015 included (i) an increase in the number of marketers actively advertising on Facebook, which we believe increased demand for our ad inventory, (ii) certain product changes to increase the value and performance of our ads, and (iii) an increase in user growth and engagement.
During the first quarter of 2015, as compared to the same period in 2014, the average price per ad increased by 285% and the number of ads delivered decreased by 62%. The increase in average price per ad was driven by a product change related to certain non-News Feed ads during the third quarter of 2014, which decreased the number of ads displayed but increased the prominence of each ad. Average price per ad was also driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including the product change described above as well as the shift in usage towards mobile devices where people are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the first quarter of 2015 decreased $11 million, or 5%, compared to the same period in 2014. Payments and other fees revenue is currently based predominantly on Payments revenue from games played on personal computers. We expect Facebook usage on personal computers will continue to decline in the future, which we expect to result in a decline of our Payments revenue.
Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the first quarter of 2014 to the same period in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended March 31, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $3.73 billion and $3.51 billion, respectively, both of which are $188 million higher than actual total revenue and advertising revenue for the first quarter of 2015.
Cost of revenue

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Cost of revenue	$654	$462	42%
Percentage of revenue	18%	18%
Cost of revenue in the first quarter of 2015 increased $192 million, or 42%, compared to the same period in 2014. The increase was primarily due to a $122 million increase in operational expenses related to our data centers and technical infrastructure, and to a lesser extent, increased amortization of our intangible assets.
Research and development

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Research and development	$1,062	$455	133%
Percentage of revenue	30%	18%
Research and development expenses in the first quarter of 2015 increased $607 million, or 133%, compared to the same period in 2014. The increase was primarily due to a $385 million increase in share-based compensation expense, compared to the first quarter of 2014. Other payroll and benefits expenses also increased as a result of a 55% growth in employee headcount from March 31, 2014 to March 31, 2015 in engineering and other technical functions. Additionally, we also recognized a $12 million increase in the fair value of our contingent consideration liability in research and development expense primarily due to an increase in the fair value of our common stock.
Marketing and sales

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Marketing and sales	$620	$323	92%
Percentage of revenue	17%	13%
Marketing and sales expenses in the first quarter of 2015 increased $297 million, or 92%, compared to the same period in 2014. The increase was primarily due to an increase of $101 million in amortization of our intangible assets and an increase of $93 million in our people-, marketer-, and developer-facing marketing expenses in the first quarter of 2015, compared to the same period in 2014. Payroll and benefits expenses also increased as a result of a 40% increase in employee headcount from March 31,

2014 to March 31, 2015 to support global sales, business development, and customer service. Additionally, share-based compensation expenses increased $29 million in the first quarter of 2015, compared to the same period in 2014.
General and administrative

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
General and administrative	$274	$187	47%
Percentage of revenue	8%	7%
General and administrative expenses in the first quarter of 2015 increased $87 million, or 47%, compared to the same period in 2014. The increase was primarily due to an increase in payroll and benefits expenses as a result of a 63% increase in employee headcount from March 31, 2014 to March 31, 2015, and to a lesser extent, higher legal fees. Additionally, share-based compensation expenses increased $10 million in the first quarter of 2015, compared to the same period in 2014.
Interest and other income/(expense), net

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Interest income/(expense), net	$2	$—	100%
Other income/(expense), net	(3)	—	(100)%
Interest and other income/(expense), net	$(1)	$—	(100)%
Interest and other income/(expense), net was not material in the first quarter of 2015 and 2014. Other income/(expense), net decreased primarily due to $5 million in foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances recognized in the first quarter of 2015. The decrease in other income/(expense), net was partially offset by an increase in interest income driven by larger invested cash balances.
Provision for income taxes

	Three Months Ended March 31,
	2015	2014	% change
	(in millions, except for percentages)
Provision for income taxes	$420	$433	(3)%
Effective tax rate	45%	40%
Our provision for income taxes in the first quarter of 2015 decreased $13 million, compared to the same period in 2014, primarily due to a decrease in income before provision for income taxes. Our effective tax rate increased in the first quarter of 2015 compared to the same period in 2014, primarily due to an increase in non-deductible share-based compensation related to acquisitions.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the effect of non-deductible share-based compensation and the impact of acquiring intellectual property and integrating it into our business. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $12.41 billion as of March 31, 2015, an increase of $1.21 billion from December 31, 2014, primarily due to $1.70 billion of cash generated from operations and $423 million in excess tax benefits from share-based award activity, partially offset by $502 million for purchases of property and equipment and $257 million for acquisitions of businesses and other assets.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2015, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of March 31, 2015, $1.51 billion of the $12.41 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. Substantially all of these funds are in jurisdictions for which we are indefinitely reinvesting the earnings of the local subsidiary. These subsidiaries have historically incurred losses; as such, repatriating the funds will likely incur no residual tax liability. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary, however the amount of taxes provided has been insignificant.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2015 primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $694 million and total depreciation and amortization of $457 million. The increase in cash flow from operating activities during the first quarter of 2015 compared to the same period in 2014 was mostly due to an increase in net income, as adjusted for certain non-cash items described above.
Cash Used in Investing Activities
Cash flow from investing activities during the first quarter of 2015 primarily consisted of purchases, sales, and maturities of marketable securities, purchases of property and equipment, and acquisitions of businesses and purchases of intangible assets. The increase in cash used in investing activities during the first quarter of 2015, compared to the same period in 2014 was primarily due to $600 million increase in net purchases of marketable securities, and to a lesser extent, an increase in acquisition of businesses and other assets. In addition, there was an increase in capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and office buildings.
We anticipate making capital expenditures in 2015 of approximately $2.7 billion to $3.2 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first quarter of 2015 primarily consisted of excess tax benefits from share-based award activity and principal payments on capital lease obligations. The increase in cash provided by financing activities was mostly due to increased excess tax benefit from stock award activities and lower principal payments related to our capital lease transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Contingencies
We are involved in claims, lawsuits, government investigations, and other legal proceedings. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
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
We believe that the assumptions and estimates associated with revenue recognition for Payments and other fees, income taxes, share-based compensation, loss contingencies, and business combinations and valuation of goodwill and other acquired intangible assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and inflation.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have negatively affected our revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency loss of $5 million in the first quarter of 2015. Foreign currency gain recognized in the first quarter of 2014 was not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $77 million and $63 million in the market value of our available-for-sale debt securities as of March 31, 2015 and December 31, 2014, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Paul D. Ceglia filed suit against us and Mark Zuckerberg on or about June 30, 2010, in the Supreme Court of the State of New York for the County of Allegheny, claiming substantial ownership of our company based on a purported contract between Mr. Ceglia and Mr. Zuckerberg allegedly entered into in April 2003. We removed the case to the U.S. District Court for the Western District of New York. On March 25, 2014, the district court granted our motion to dismiss, and on April 20, 2015, the court of appeals affirmed.
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. The plaintiffs in four of these derivative actions have filed notices of appeal. The appeals have been fully briefed. On December 23, 2014, the plaintiffs in the consolidated securities class action filed their motion for class certification. On April 10, 2015, we filed our opposition to class certification. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
In addition, we are also currently parties to multiple other lawsuits related to our products, including other intellectual property lawsuits as well as class action lawsuits brought by users and marketers, and we may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government investigations, and proceedings arising from the ordinary course of our business.

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
We generate substantially all of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Facebook, could seriously harm our business.
Substantially all of our revenue is currently generated from third parties advertising on Facebook. For the first quarter of 2015 and 2014, advertising accounted for 94% and 91%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•	our inability to improve our existing products or create new products that sustain or increase the value of our ads or marketers' ability to analyze and measure the value of our ads;

•	the degree to which users opt out of social ads or certain types of ad targeting;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced;

•	the impact of new technologies that could block or obscure the display of our ads; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
Facebook had 1.25 billion mobile monthly active users (MAUs) in March 2015. We anticipate that growth in mobile users will continue to be the driver of our growth for the foreseeable future and that usage through personal computers will continue to decline worldwide. We generate over two-thirds of our revenue from mobile advertising, which comprised approximately 73% of our overall advertising revenue in the first quarter of 2015. While our mobile advertising revenue continues to grow, the mobile advertising market remains an evolving market. If users continue to access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenue or unable to continue to successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems, and any changes in such systems, our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or impose fees or other charges related to our delivery of ads could adversely affect Facebook usage and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communication and the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. These offerings include, for example, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook may use information shared by our users through Facebook in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including: by integrating competing social networking platforms or features into products they control such as mobile device operating systems, search engines, or web browsers; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; or by making access to our products more difficult. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;

•	the size and composition of our user base;

•	the engagement of our users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures, which could prevent us from serving ads for any period of time, or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

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

We have been subject to regulatory investigations and settlements and we expect to continue to be subject to such proceedings and other inquires in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, and audits in the United States, Europe, and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.

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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 10,082 as of March 31, 2015 from 6,818 as of March 31, 2014, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located and where the cost of living is high. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Our users can use Facebook to purchase virtual and digital goods from developers that offer applications on the Facebook website using our Payments infrastructure. Our users can also use Messenger to send money to other users and use Facebook to make donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and are applying for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of March 31, 2015, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or have enacted new laws. Certain proposals or newly enacted laws include provisions that could significantly increase our tax obligations in many countries where we do business. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $86.07 through March 31, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The dual class structure of our common stock and a voting agreement between certain stockholders have the effect of concentrating voting control with our CEO and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 23rd day of April 2015.

FACEBOOK, INC.

Date: April 23, 2015	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 23, 2015	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)