Form 10-Q
period 2015-06-30
Facebook Inc
filed 2015-07-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,259,736,529 shares outstanding as of July 27, 2015
Class B Common Stock $0.000006 par value	557,808,963 shares outstanding as of July 27, 2015

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
The numbers of DAUs, mobile DAUs, MAUs, mobile MAUs, mobile-only DAUs, and mobile-only MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users of Instagram or WhatsApp unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram or WhatsApp unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,123	$4,315
Marketable securities	9,002	6,884
Accounts receivable, net of allowances for doubtful accounts of $47 and $39 as of June 30, 2015 and December 31, 2014, respectively	1,815	1,678
Prepaid expenses and other current assets	1,011	793
Total current assets	16,951	13,670
Property and equipment, net	4,955	3,967
Intangible assets, net	3,605	3,929
Goodwill	18,025	17,981
Other assets	594	637
Total assets	$44,130	$40,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$139	$176
Partners payable	182	202
Accrued expenses and other current liabilities	1,472	866
Deferred revenue and deposits	49	66
Current portion of capital lease obligations	39	114
Total current liabilities	1,881	1,424
Capital lease obligations, less current portion	110	119
Other liabilities	2,687	2,545
Total liabilities	4,678	4,088
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,256 million and 2,234 million shares issued and outstanding, including 10 million and 13 million outstanding shares subject to repurchase, as of June 30, 2015 and December 31, 2014, respectively; 4,141 million Class B shares authorized, 558 million and 563 million shares issued and outstanding, including 4 million and 6 million outstanding shares subject to repurchase, as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	32,479	30,225
Accumulated other comprehensive loss	(357)	(228)
Retained earnings	7,330	6,099
Total stockholders' equity	39,452	36,096
Total liabilities and stockholders' equity	$44,130	$40,184
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$4,042	$2,910	$7,586	$5,412
Costs and expenses:
Cost of revenue	668	473	1,323	936
Research and development	1,170	492	2,231	947
Marketing and sales	626	358	1,247	681
General and administrative	305	197	579	384
Total costs and expenses	2,769	1,520	5,380	2,948
Income from operations	1,273	1,390	2,206	2,464
Interest and other income/(expense), net	—	(4)	(1)	(4)
Income before provision for income taxes	1,273	1,386	2,205	2,460
Provision for income taxes	554	595	974	1,027
Net income	$719	$791	$1,231	$1,433
Less: Net income attributable to participating securities	4	3	7	6
Net income attributable to Class A and Class B common stockholders	$715	$788	$1,224	$1,427
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.26	$0.31	$0.44	$0.56
Diluted	$0.25	$0.30	$0.43	$0.55
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,796	2,560	2,790	2,552
Diluted	2,850	2,615	2,844	2,609
Share-based compensation expense included in costs and expenses:
Cost of revenue	$21	$16	$38	$28
Research and development	603	219	1,169	400
Marketing and sales	82	50	154	93
General and administrative	57	29	105	67
Total share-based compensation expense	$763	$314	$1,466	$588
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$719	$791	$1,231	$1,433
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	91	(20)	(132)	(21)
Change in unrealized gain/loss on available-for-sale investments, net of tax	(1)	—	3	2
Comprehensive income	$809	$771	$1,102	$1,414
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,231	$1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916	521
Share-based compensation	1,457	588
Deferred income taxes	(289)	(34)
Tax benefit from share-based award activity	809	875
Excess tax benefit from share-based award activity	(809)	(883)
Other	7	(23)
Changes in assets and liabilities:
Accounts receivable	(198)	(82)
Prepaid expenses and other current assets	(90)	10
Other assets	(25)	18
Accounts payable	16	69
Partners payable	(19)	(5)
Accrued expenses and other current liabilities	241	75
Deferred revenue and deposits	(17)	15
Other liabilities	350	49
Net cash provided by operating activities	3,580	2,626
Cash flows from investing activities
Purchases of property and equipment	(1,051)	(832)
Purchases of marketable securities	(5,560)	(4,482)
Sales of marketable securities	2,726	1,968
Maturities of marketable securities	715	1,074
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(282)	(19)
Change in restricted cash and deposits	44	(2)
Other investing activities, net	—	(1)
Net cash used in investing activities	(3,408)	(2,294)
Cash flows from financing activities
Taxes paid related to net share settlement	(12)	(3)
Proceeds from exercise of stock options	—	2
Principal payments on capital lease obligations	(84)	(150)
Excess tax benefit from share-based award activity	809	883
Net cash provided by financing activities	713	732
Effect of exchange rate changes on cash and cash equivalents	(77)	(3)
Net increase in cash and cash equivalents	808	1,061
Cash and cash equivalents at beginning of period	4,315	3,323
Cash and cash equivalents at end of period	$5,123	$4,384
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow data
Cash paid during the period for:
Interest	$5	$8
Income taxes, net	$159	$59
Non-cash investing and financing activities:
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$194	$18
Promissory note payable issued in connection with an acquisition	$198	$—
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
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2.	Acquisitions
In the six months ended June 30, 2015, we completed several business acquisitions for total consideration of $469 million, the substantial majority of which is related to a business combination involving land and buildings adjacent to our headquarters in Menlo Park. Included in this amount is a $198 million promissory note payable issued in connection with this particular acquisition. This promissory note payable is classified under accrued expenses and other current liabilities in our condensed consolidated balance sheets. These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the six months ended June 30, 2015 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.

The following table summarizes the allocation of the total consideration transferred during the six months ended June 30, 2015, including the related useful lives, where applicable:

	(in millions)	Useful lives (in years)
Finite-lived intangible assets:
Acquired technology	$25	3
Other	5	3
Land acquired	379
Other net tangible assets acquired	12
Deferred tax assets, net	6
Net assets acquired	$427
Goodwill	42
Total fair value consideration	$469
Goodwill generated from all business acquisitions completed during the six months ended June 30, 2015 is primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that is deductible for tax purposes is not material.

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
Basic and dilutive securities in our basic and diluted EPS calculation for the three and six months ended June 30, 2015 do not include contingent earn-out shares. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones were not met as of June 30, 2015 and accordingly, these shares are excluded from the effect of basic and dilutive securities.
The restricted stock units (RSUs) excluded from the EPS calculation were not material for the three and six months ended June 30, 2015. There were 18 million and 10 million RSUs excluded from the calculation for the three and six months ended June 30, 2014, respectively, because the impact would be anti-dilutive.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$576	$143	$617	$174	$987	$244	$1,116	$317
Less: Net income attributable to participating securities	3	1	2	1	6	1	5	1
Net income attributable to common stockholders	$573	$142	$615	$173	$981	$243	$1,111	$316
Denominator
Weighted average shares outstanding	2,252	559	2,002	568	2,247	560	1,992	571
Less: Shares subject to repurchase	10	5	5	5	11	6	5	6
Number of shares used for basic EPS computation	2,242	554	1,997	563	2,236	554	1,987	565
Basic EPS	$0.26	$0.26	$0.31	$0.31	$0.44	$0.44	$0.56	$0.56
Diluted EPS:
Numerator
Net income attributable to common stockholders	$573	$142	$615	$173	$981	$243	$1,111	$316
Reallocation of net income attributable to participating securities	4	—	3	—	7	—	6	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	142	—	173	—	243	—	316	—
Reallocation of net income to Class B common stock	—	3	—	7	—	7	—	14
Net income attributable to common stockholders for diluted EPS	$719	$145	$791	$180	$1,231	$250	$1,433	$330
Denominator
Number of shares used for basic EPS computation	2,242	554	1,997	563	2,236	554	1,987	565
Conversion of Class B to Class A common stock	554	—	563	—	554	—	565	—
Weighted average effect of dilutive securities:
Employee stock options	8	8	13	13	9	9	14	14
RSUs	40	11	36	17	39	11	36	17
Shares subject to repurchase	6	2	6	4	6	3	7	4
Number of shares used for diluted EPS computation	2,850	575	2,615	597	2,844	577	2,609	600
Diluted EPS	$0.25	$0.25	$0.30	$0.30	$0.43	$0.43	$0.55	$0.55

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$2,300	$2,162
Money market funds	2,823	2,153
Total cash and cash equivalents	5,123	4,315
Marketable securities:
U.S. government securities	3,981	2,830
U.S. government agency securities	3,248	2,710
Corporate debt securities	1,773	1,344
Total marketable securities	9,002	6,884
Total cash and cash equivalents, and marketable securities	$14,125	$11,199
The gross unrealized gains or losses on our marketable securities as of June 30, 2015 and December 31, 2014 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of June 30, 2015 and December 31, 2014.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2015
Due in one year	$5,244
Due in one to two years	3,758
Total	$9,002

Note 5.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,823	$2,823	$—	$—
Marketable securities:
U.S. government securities	3,981	3,981	—	—
U.S. government agency securities	3,248	3,248	—	—
Corporate debt securities	1,773	—	1,773	—
Total cash equivalents and marketable securities	$11,825	$10,052	$1,773	$—

Other liabilities:
Contingent consideration liability	$213	$—	$—	$213

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,153	$2,153	$—	$—
Marketable securities:
U.S. government securities	2,830	2,830	—	—
U.S. government agency securities	2,710	2,710	—	—
Corporate debt securities	1,344	—	1,344	—
Total cash equivalents and marketable securities	$9,037	$7,693	$1,344	$—

Other liabilities:
Contingent consideration liability	$191	$—	$—	$191
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with an acquisition in 2014 within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three and six months ended June 30, 2015, we recognized increases in the fair value of our contingent consideration liability of $11 million and $22 million, respectively, in research and development expense in our condensed consolidated statements of income primarily due to an increase in the fair value of our common stock.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2015	December 31, 2014
Land	$583	$153
Buildings	2,159	1,420
Leasehold improvements	348	304
Network equipment	3,279	3,020
Computer software, office equipment and other	199	149
Construction in progress	348	738
Total	6,916	5,784
Less: Accumulated depreciation	(1,961)	(1,817)
Property and equipment, net	$4,955	$3,967
Construction in progress includes costs primarily related to server network infrastructure and construction of data centers to support our infrastructure around the world. No interest was capitalized during the three and six months ended June 30, 2015 and 2014.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$17,981
Goodwill acquired	42
Effect of currency translation adjustment	2
Balance as of June 30, 2015	$18,025
Intangible assets consist of the following (in millions):

		June 30, 2015			December 31, 2014
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	3 - 7	$2,056	$(234)	$1,822	$2,056	$(85)	$1,971
Acquired technology	2 - 10	838	(229)	609	813	(144)	669
Acquired patents	2 - 18	778	(286)	492	773	(239)	534
Trade names	2 - 7	632	(105)	527	632	(46)	586
Other	2 - 10	169	(74)	95	164	(55)	109
Total finite-lived intangible assets		$4,473	$(928)	$3,545	$4,438	$(569)	$3,869

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$60	$—	$60	$60	$—	$60

Total intangible assets		$4,533	$(928)	$3,605	$4,498	$(569)	$3,929

As of June 30, 2015, technological feasibility has not been established for our IPR&D intangible assets. They have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

Amortization expense of intangible assets was $180 million and $359 million for the three and six months ended June 30, 2015, respectively, and $41 million and $82 million for the three and six months ended June 30, 2014, respectively.
As of June 30, 2015, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2015	$360
2016	702
2017	658
2018	602
2019	519
Thereafter	704
Total	$3,545

Note 8.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of June 30, 2015, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 9.	Commitments and Contingencies
Commitments
Leases
We entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we have purchased property and equipment for which we have subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years, except for a building lease which is for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings, leasehold improvements, and equipment. We have also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land, and data centers with original lease periods expiring between 2015 and 2030. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expense was $41 million and $79 million for the three and six months ended June 30, 2015, respectively, and $33 million and $63 million for the three and six months ended June 30, 2014, respectively.
Contingencies
Legal Matters
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 23, 2014, the plaintiffs in the consolidated securities class action filed their motion for class certification. On April 10, 2015, we filed our opposition to class certification. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.

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
The following table summarizes the activities of stock option awards under the Stock Plans for the six months ended June 30, 2015:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2014	12,984	$4.78
Stock options exercised	(1,475)	0.55
Balance as of June 30, 2015	11,509	$5.33	3.42	$926
Stock options vested and expected to vest as of June 30, 2015	11,506	$5.32	3.42	$926
Stock options exercisable as of June 30, 2015	8,845	$3.25	2.89	$730

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock, as reported on the NASDAQ Global Select Market, of $85.76 on June 30, 2015.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2015:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2014	138,055	$55.89
Granted	24,844	78.18
Vested	(18,903)	39.74
Forfeited	(4,201)	47.30
Unvested at June 30, 2015	139,795	$62.29

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2015 was $668 million and $1.48 billion, respectively, and $589 million and $1.54 billion, respectively, during the three and six months ended June 30, 2014.
As of June 30, 2015, there was $8.23 billion of unrecognized share-based compensation expense, of which $7.48 billion is related to RSUs and $751 million is related to restricted shares, shares with performance conditions related to our contingent consideration liability, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and future years remain open to examination by the IRS. Our 2010 and future years remain open to examination in Ireland.
Our gross unrecognized tax benefits were $2.02 billion and $1.68 billion as of June 30, 2015 and December 31, 2014, respectively. If the gross unrecognized tax benefits as of June 30, 2015 were realized in a subsequent period, this would result in a tax benefit of $1.47 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
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
Revenue by geography is based on the billing address of the advertiser or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$1,880	$1,260	$3,533	$2,389
Rest of the world (1)	2,162	1,650	4,053	3,023
Total revenue	$4,042	$2,910	$7,586	$5,412

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	June 30, 2015	December 31, 2014
Property and equipment, net:
United States	$4,090	$3,256
Sweden	605	514
Rest of the world	260	197
Total property and equipment, net	$4,955	$3,967

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2015 and 2014—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results

Our key user metrics and financial results for the second quarter of 2015 are as follows:

User growth:

•	Daily active users (DAUs) were 968 million on average for June 2015, an increase of 17% year-over-year.

•	Mobile DAUs were 844 million on average for June 2015, an increase of 29% year-over-year.

•	Monthly active users (MAUs) were 1.49 billion as of June 30, 2015, an increase of 13% year-over-year.

•	Mobile MAUs were 1.31 billion as of June 30, 2015, an increase of 23% year-over-year.

Financial results:

•
Revenue was $4.04 billion, up 39% year-over-year (or 50% year-over-year on a constant currency basis), and ad revenue was $3.83 billion, up 43% year-over-year (or 55% year-over-year on a constant currency basis).

•	Total costs and expenses were $2.77 billion.

•	Income from operations was $1.27 billion.

•	Net income was $719 million with diluted earnings per share of $0.25.

•	Capital expenditures were $549 million.

•	Effective tax rate was 44%.

•	Cash and cash equivalents and marketable securities were $14.13 billion as of June 30, 2015.

•	Headcount increased to 10,955 as of June 30, 2015.
In the second quarter of 2015, we continued to focus on three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, especially small- and medium-sized businesses around the world, and (iii) making our ads more relevant and effective through new ad formats and tools for marketers.
In addition, we invested, and will continue to invest, across three priorities: (i) our current generation of services by improving the speed and reliability of our apps and building new infrastructure, such as the recently announced data center project in Texas, and connecting people with the content they want such as more engaging videos, (ii) our next generation of services, including new features on Messenger, WhatsApp and search, and (iii) our long-term innovation efforts such as Internet.org, which provides free basic Internet services in certain countries, and the consumer version of the Oculus Rift. We expect these investments and our increasingly global scale will continue to drive significant overall year-over-year expense growth compared to 2014, driven primarily by increased headcount-related expenses as well as our capital expenditures, which we expect to be between $2.5 billion to $3.0 billion for 2015.

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

•
Daily Active Users (DAUs). We define a daily active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, used our Messenger app (and is also a registered Facebook user), or took an action to share content or activity with his or her Facebook friends or connections via a third-party website or application that is integrated with Facebook, on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 17% to 968 million on average during June 2015 from 829 million during June 2014. We experienced growth in DAUs across major markets including India, the United States, and Brazil. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in June 2015 compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app (and is also a registered Facebook user) on a given day. We define a mobile-only DAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website on a given day, whereas a mobile DAU may have also accessed Facebook on a personal computer on that day.

Worldwide mobile DAUs increased 29% to 844 million on average during June 2015 from 654 million during June 2014. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during June 2015 as compared to the same period during 2014, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during June 2015. On average during June 2015, there were 688 million mobile-only DAUs, increasing 41% from 488 million mobile-only DAUs during the same period in 2014. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, used our Messenger app (and is also a registered Facebook user), or took an action to share content or activity with his or her Facebook friends or connections via a third-party website or application that is integrated with Facebook, in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of June 30, 2015, we had 1.49 billion MAUs, an increase of 13% from June 30, 2014. Users in India, Thailand, and the United States represented key sources of growth in the second quarter of 2015 relative to the same period in 2014. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in June 2015 compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger app (and is also a registered Facebook user) during the period of measurement. We define a mobile-only MAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website during the period of measurement, whereas a mobile MAU may have also accessed Facebook on a personal computer during the period of measurement.

Worldwide mobile MAUs increased 23% to 1.31 billion as of June 30, 2015 from 1.07 billion as of June 30, 2014. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the second quarter of 2015 as compared to the same period in 2014, with users in India, Brazil, and the United States representing key sources of mobile MAU growth in the second quarter of 2015. There were 655 million mobile-only MAUs as of June 30, 2015, increasing 64% from 399 million mobile-only MAUs during the same period in 2014. The remaining 659 million mobile MAUs accessed Facebook from both mobile devices and personal computers during June 2015. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher due to the size and maturity of those advertising markets as well as our greater sales presence and the number of payment methods that we make available to marketers and users. For example, ARPU for an average user in the second quarter of 2015 in the United States & Canada region was more than seven times higher than for an average user in the Asia-Pacific region.
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

During the second quarter of 2015, worldwide ARPU was $2.76, an increase of 23% from the second quarter of 2014. Over this period, ARPU increased by 44% in United States & Canada, 19% in Asia-Pacific, 18% in Europe, and 5% in Rest of World. The general strengthening of the U.S. dollar relative to certain foreign currencies from the second quarter of 2014 to the same period in 2015 had an unfavorable impact on the growth rate of our ARPU outside the United States and Canada region. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia-Pacific and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$4,042	$2,910	$7,586	$5,412
Costs and expenses:
Cost of revenue	668	473	1,323	936
Research and development	1,170	492	2,231	947
Marketing and sales	626	358	1,247	681
General and administrative	305	197	579	384
Total costs and expenses	2,769	1,520	5,380	2,948
Income from operations	1,273	1,390	2,206	2,464
Interest and other income/(expense), net	—	(4)	(1)	(4)
Income before provision for income taxes	1,273	1,386	2,205	2,460
Provision for income taxes	554	595	974	1,027
Net income	$719	$791	$1,231	$1,433
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Cost of revenue	$21	$16	$38	$28
Research and development	603	219	1,169	400
Marketing and sales	82	50	154	93
General and administrative	57	29	105	67
Total share-based compensation expense	$763	$314	$1,466	$588

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	16	17	17
Research and development	29	17	29	17
Marketing and sales	15	12	16	13
General and administrative	8	7	8	7
Total costs and expenses	69	52	71	54
Income from operations	31	48	29	46
Interest and other income/(expense), net	—	—	—	—
Income before provision for income taxes	31	48	29	45
Provision for income taxes	14	20	13	19
Net income	18%	27%	16%	26%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	1%	1%	1%	1%
Research and development	15	8	15	7
Marketing and sales	2	2	2	2
General and administrative	1	1	1	1
Total share-based compensation expense	19%	11%	19%	11%
Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Advertising	$3,827	$2,676	43%	$7,144	$4,941	45%
Payments and other fees	215	234	(8)%	442	471	(6)%
Total revenue	$4,042	$2,910	39%	$7,586	$5,412	40%
Revenue in the second quarter and the first six months of 2015 increased $1.13 billion or 39%, and $2.17 billion, or 40%, respectively, compared to the same periods in 2014. The increases were primarily due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. News Feed ads are displayed more prominently, have significantly higher levels of engagement, and a higher price per ad relative to our other ad placements. For the second quarter and the first six months of 2015, we estimate that mobile advertising revenue represented 76% and 74%, respectively, of total advertising revenue, as compared with 62% and 60% in the same periods in 2014.
Other factors that influenced our advertising revenue growth in the second quarter and the first six months of 2015 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) certain product changes to increase the value and performance of our ads, and (iii) an increase in user growth and engagement.
During the second quarter and the first six months of 2015, as compared to the same periods in 2014, the average price per ad increased by 220% and 251%, respectively, and the number of ads delivered decreased by 55% and 59%, respectively. The increase in average price per ad was driven by a product change related to certain non-News Feed ads during the third quarter of 2014, which decreased the number of ads displayed but increased the prominence of each ad. Average price per ad was also driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including the product change described above as well as the shift in usage towards mobile devices where people are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the second quarter and the first six months of 2015 decreased $19 million, or 8%, and $29 million, or 6%, respectively, compared to the same periods in 2014. The decreases were primarily due to decreases in Payments revenue from games played on personal computers. Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a decline in our Payments revenue. These decreases were partially offset by increases in other fees revenue related to acquisitions closed in the second half of 2014.
Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the second quarter and the first six months of 2014 to the same periods in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three and six months ended June 30, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue would have been $4.37 billion and $8.11 billion, respectively, and our advertising revenue would have been $4.16 billion and $7.66 billion, respectively, which are $332 million and $520 million higher than actual revenue and advertising revenue in the second quarter and the first six months of 2015, respectively.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Cost of revenue	$668	$473	41%	$1,323	$936	41%
Percentage of revenue	17%	16%		17%	17%
Cost of revenue in the second quarter and the first six months of 2015 increased $195 million, or 41%, and $387 million, or 41%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in operational expenses related to our data centers and technical infrastructure of $118 million and $240 million in the second quarter and first six months of 2015, respectively, and to a lesser extent, increased amortization of our intangible assets of $36 million and $71 million in the second quarter and the first six months of 2015, respectively, compared to the same periods in 2014.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Research and development	$1,170	$492	138%	$2,231	$947	136%
Percentage of revenue	29%	17%		29%	17%
Research and development expenses in the second quarter and the first six months of 2015 increased $678 million, or 138%, and $1.28 billion, or 136%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in share-based compensation expenses of $384 million and $769 million in the second quarter and the first six months of 2015, respectively, compared to the same periods in 2014. In addition, other payroll and benefits expenses in both periods increased as a result of a 62% growth in employee headcount from June 30, 2014 to June 30, 2015 in engineering and other technical functions.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Marketing and sales	$626	$358	75%	$1,247	$681	83%
Percentage of revenue	15%	12%		16%	13%
Marketing and sales expenses in the second quarter and the first six months of 2015 increased $268 million or 75%, and $566 million, or 83%, respectively, compared to the same periods in 2014. The increases in both periods were due to increases of $101 million and $202 million in amortization of our intangible assets, and $38 million and $131 million in our people-, marketer-, and developer-facing marketing expenses in the second quarter and the first six months of 2015, respectively. Payroll and benefits expenses also increased as a result of a 41% increase in employee headcount from June 30, 2014 to June 30, 2015 to support global sales, business development, and customer service, including $32 million and $61 million increases in share-based compensation expenses in the second quarter and the first six months of 2015, respectively.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
General and administrative	$305	$197	55%	$579	$384	51%
Percentage of revenue	8%	7%		8%	7%
General and administrative expenses in the second quarter and the first six months of 2015 increased $108 million, or 55%, and $195 million, or 51%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 62% increase in employee headcount from June 30, 2014 to June 30, 2015, including $28 million and $38 million increases in share-based compensation expenses in the second quarter and the first six months of 2015, respectively. Additionally, professional services expense increased $22 million and $38 million in the second quarter and the first six months of 2015, respectively, compared to the same periods in 2014, primarily due to higher consulting and other professional service fees.
Interest and other income/(expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Interest income/(expense), net	$5	$—	100%	$7	$—	100%
Other income/(expense), net	(5)	(4)	(25)%	(8)	(4)	(100)%
Interest and other income/(expense), net	$—	$(4)	100%	$(1)	$(4)	75%
Interest and other income/(expense), net was not material in the second quarter and the first six months of 2015, compared to $4 million expenses in both periods presented in 2014. Interest income/(expense), net increased in both periods primarily due to increases in interest income driven by higher return on our marketable securities. This increase was partially offset by decreases in other income/(expense), net in both periods, primarily due to increases in foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Provision for income taxes	$554	$595	(7)%	$974	$1,027	(5)%
Effective tax rate	44%	43%		44%	42%
Our provision for income taxes in the second quarter and the first six months of 2015 decreased $41 million and $53 million, respectively, compared to the same periods in 2014, primarily due to decreases in income before provision for income taxes. Our effective tax rate in the second quarter was flat, compared to the same period in 2014. Our effective tax rate increased in the first six months of 2015 compared, to the same period in 2014, primarily due to an increase in non-deductible share-based compensation related to acquisitions.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $14.13 billion as of June 30, 2015, an increase of $2.93 billion from December 31, 2014, primarily due to $3.58 billion of cash generated from operations and $809 million in excess tax benefits from share-based award activity, partially offset by $1.05 billion for purchases of property and equipment and $282 million for acquisitions of businesses and other assets.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of June 30, 2015, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of June 30, 2015, $1.52 billion of the $14.13 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. Substantially all of these funds are in jurisdictions for which we are indefinitely reinvesting the earnings of the local subsidiary. These subsidiaries have historically incurred losses; as such, repatriating the funds will likely incur no residual tax liability. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary, however the amount of taxes provided has been insignificant.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2015 primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $1.46 billion and total depreciation and amortization of $916 million. The increase in cash flow from operating activities during the first six months of 2015 compared to the same period in 2014 was mostly due to an increase in net income as adjusted for certain non-cash items described above.
Cash Used in Investing Activities
Cash flow from investing activities during the first six months of 2015 primarily consisted of purchases, sales, and maturities of marketable securities, purchases of property and equipment, and acquisitions of businesses and purchases of intangible assets. The increase in cash used in investing activities during the first six months of 2015, compared to the same period in 2014 was primarily due to $679 million increase in net purchases of marketable securities, and to a lesser extent, an increase in acquisition of businesses and purchases of intangible assets. In addition, there was an increase in capital expenditures related to the purchase of server network infrastructure, data center construction, and office buildings.
We anticipate making capital expenditures in 2015 of approximately $2.5 billion to $3.0 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first six months of 2015 primarily consisted of excess tax benefits from share-based award activity and principal payments on capital lease obligations. The decrease in cash provided by financing activities was mostly due to decreased excess tax benefit from stock award activities and $12 million of tax payments related to the net share settlement of WhatsApp's vested merger consideration, partially offset by lower principal payments related to our capital lease transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.
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
See Note 9 in the notes to the condensed consolidated financial statements included in Part I, Item 1 and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these contingencies.
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $7 million and $11 million in the three and six months ended June 30, 2015, respectively, and $4 million and $3 million in the three and six months ended June 30, 2014, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $74 million and $63 million in the market value of our available-for-sale debt securities as of June 30, 2015 and December 31, 2014, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 23, 2014, the plaintiffs in the consolidated securities class action filed their motion for class certification. On April 10, 2015, we filed our opposition to class certification. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
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
Substantially all of our revenue is currently generated from third parties advertising on Facebook. For the first six months of 2015 and 2014, advertising accounted for 94% and 91%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

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

•	our inability to improve our existing products or create new products that sustain or increase the value of our ads or marketers' ability to analyze and measure the value of our ads;

•	the degree to which users opt out of social ads or certain types of ad targeting;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced;

•	the impact of technologies that block or obscure the display of our ads; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
Facebook had 1.31 billion mobile monthly active users (MAUs) in June 2015. We anticipate that growth in mobile users will continue to be the driver of our growth for the foreseeable future and that usage through personal computers will continue to decline worldwide. We generate over two-thirds of our revenue from mobile advertising, which comprised approximately 76% of our overall advertising revenue in the second quarter of 2015. While our mobile advertising revenue continues to grow, the mobile advertising market remains an evolving market. If users continue to access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenue or unable to continue to successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
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
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some of our users have reduced their engagement with Facebook in favor of increased engagement with these other products and services. In the event that our users increasingly engage with other products and services, we may experience a decline in user engagement in key user demographics or more broadly, in which case our business would likely be harmed.
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook may use information shared by our users through Facebook in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including: by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, or web browsers; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult; or by making it more difficult to communicate with our users. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;

•	the size and composition of our user base;

•	the engagement of our users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled, and developments in this area could affect the manner in which we design our products and offer services. Similarly, any regulatory or legislative action affecting the manner in which we display content to our users could adversely affect user growth and engagement.
Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation being considered by the European Commission that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
These existing and proposed laws and regulations, as well as any associated inquiries, investigations, or actions, can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

We have been subject to regulatory investigations and settlements and we expect to continue to be subject to such proceedings and other inquires in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, actions, and audits in the United States, Europe, and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. For example, the Belgian data protection authority recently initiated an action seeking to assert jurisdiction over Facebook Ireland, Facebook Belgium, and Facebook Inc., a jurisdictional claim that we believe to be legally and factually groundless. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because Facebook has over a billion users, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, following our release of Oculus products, we may be subject to additional class action lawsuits based on product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. For example, social games on Facebook rely on Adobe Flash, which games are currently responsible for substantially all of our Payments revenue. In July 2015, certain vulnerabilities discovered in Flash led to temporary interruption of support for Flash by popular web browsers. If similar interruptions occur in the future and disrupt our ability to provide social games to some or all of our users, our ability to generate Payments revenue would be harmed. Any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 10,955 as of June 30, 2015 from 7,185 as of June 30, 2014, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We may not be able to continue to successfully grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products.
We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with Facebook and our other products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with Facebook and our other products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on Facebook and our other products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, Facebook-integrated mobile and web applications. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected our relationships with such developers. If we are not successful in our efforts to continue to grow the number of developers that choose to build products that integrate with Facebook and our other products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.
We generate all of our Payments revenue from developers that use Facebook on personal computers, and we expect that our Payments revenue will continue to decline in the future as usage of Facebook on personal computers continues to decline.
We currently generate all of our Payments revenue from developers that use Facebook on personal computers. Specifically, applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. We have experienced and expect to see the continued decline in usage of Facebook on personal computers for the foreseeable future, which we expect will result in a continuing decline in Payments revenue. In addition, a relatively small percentage of our users have transacted with Facebook Payments. If the Facebook-integrated applications fail to grow or maintain their users and engagement, whether as a result of the continued decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance could be adversely affected.
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
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of June 30, 2015, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $89.40 through June 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	—	—	—	—
May 1 – May 31, 2015	—	—	—	—
June 1 – June 30, 2015	310,526	$0.002833	—	—

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of July 2015.

FACEBOOK, INC.

Date: July 30, 2015	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2015	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)