Form 10-Q
period 2015-09-30
Facebook Inc
filed 2015-11-05
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,270,457,461 shares outstanding as of November 2, 2015
Class B Common Stock $0.000006 par value	557,536,592 shares outstanding as of November 2, 2015

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,308	$4,315
Marketable securities	11,526	6,884
Accounts receivable, net of allowances for doubtful accounts of $55 and $39 as of September 30, 2015 and December 31, 2014, respectively	2,010	1,678
Prepaid expenses and other current assets	1,295	793
Total current assets	19,139	13,670
Property and equipment, net	5,335	3,967
Intangible assets, net	3,437	3,929
Goodwill	18,024	17,981
Other assets	534	637
Total assets	$46,469	$40,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$149	$176
Partners payable	241	202
Accrued expenses and other current liabilities	1,338	866
Deferred revenue and deposits	47	66
Current portion of capital lease obligations	17	114
Total current liabilities	1,792	1,424
Capital lease obligations, less current portion	109	119
Other liabilities	3,148	2,545
Total liabilities	5,049	4,088
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,268 million and 2,234 million shares issued and outstanding, including 9 million and 13 million outstanding shares subject to repurchase, as of September 30, 2015 and December 31, 2014, respectively; 4,141 million Class B shares authorized, 558 million and 563 million shares issued and outstanding, including 3 million and 6 million outstanding shares subject to repurchase, as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	33,574	30,225
Accumulated other comprehensive loss	(380)	(228)
Retained earnings	8,226	6,099
Total stockholders' equity	41,420	36,096
Total liabilities and stockholders' equity	$46,469	$40,184
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$4,501	$3,203	$12,087	$8,615
Costs and expenses:
Cost of revenue	720	565	2,043	1,501
Research and development	1,271	608	3,502	1,555
Marketing and sales	706	374	1,953	1,055
General and administrative	345	259	924	643
Total costs and expenses	3,042	1,806	8,422	4,754
Income from operations	1,459	1,397	3,665	3,861
Interest and other income/(expense), net	(27)	(61)	(28)	(65)
Income before provision for income taxes	1,432	1,336	3,637	3,796
Provision for income taxes	536	530	1,510	1,557
Net income	$896	$806	$2,127	$2,239
Less: Net income attributable to participating securities	5	4	12	10
Net income attributable to Class A and Class B common stockholders	$891	$802	$2,115	$2,229
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.32	$0.31	$0.76	$0.87
Diluted	$0.31	$0.30	$0.75	$0.86
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,808	2,587	2,796	2,565
Diluted	2,863	2,644	2,848	2,616
Share-based compensation expense included in costs and expenses:
Cost of revenue	$21	$16	$59	$44
Research and development	598	243	1,767	643
Marketing and sales	82	53	236	146
General and administrative	56	41	161	108
Total share-based compensation expense	$757	$353	$2,223	$941
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$896	$806	$2,127	$2,239
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(22)	(102)	(155)	(123)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(1)	(2)	3	—
Comprehensive income	$873	$702	$1,975	$2,116
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$2,127	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,402	810
Share-based compensation	2,214	941
Deferred income taxes	(672)	(30)
Tax benefit from share-based award activity	1,155	1,354
Excess tax benefit from share-based award activity	(1,155)	(1,365)
Other	13	(26)
Changes in assets and liabilities:
Accounts receivable	(405)	(264)
Prepaid expenses and other current assets	(145)	(45)
Other assets	4	(158)
Accounts payable	7	12
Partners payable	40	(22)
Accrued expenses and other current liabilities	291	198
Deferred revenue and deposits	(18)	3
Other liabilities	914	227
Net cash provided by operating activities	5,772	3,874
Cash flows from investing activities
Purchases of property and equipment	(1,831)	(1,314)
Purchases of marketable securities	(10,333)	(6,215)
Sales of marketable securities	4,125	7,391
Maturities of marketable securities	1,563	1,710
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(309)	(754)
Change in restricted cash and deposits	77	(113)
Other investing activities, net	—	(2)
Net cash (used in) provided by investing activities	(6,708)	703
Cash flows from financing activities
Taxes paid related to net share settlement	(20)	(3)
Proceeds from exercise of stock options	—	7
Principal payments on capital lease obligations	(107)	(199)
Excess tax benefit from share-based award activity	1,155	1,365
Net cash provided by financing activities	1,028	1,170
Effect of exchange rate changes on cash and cash equivalents	(99)	(71)
Net (decrease) increase in cash and cash equivalents	(7)	5,676
Cash and cash equivalents at beginning of period	4,315	3,323
Cash and cash equivalents at end of period	$4,308	$8,999
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow data
Cash paid during the period for:
Interest	$8	$11
Income taxes, net	$199	$101
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$107	$38
Fair value of shares issued related to acquisitions of businesses	$—	$1,368
Promissory note payable issued in connection with an acquisition	$198	$—
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
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2.	Acquisitions
In the nine months ended September 30, 2015, we completed several business acquisitions for total consideration of $488 million, primarily related to a business combination involving land and buildings adjacent to our headquarters in Menlo Park. Included in this amount is a $198 million promissory note payable issued in connection with this particular acquisition. This promissory note payable is classified under accrued expenses and other current liabilities in our condensed consolidated balance sheets. These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2015 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.

The following table summarizes the allocation of the total consideration transferred during the nine months ended September 30, 2015, including the related useful lives, where applicable:

	(in millions)	Useful lives (in years)
Finite-lived intangible assets:
Acquired technology	$30	3
Other	5	3
Land acquired	379
Other net tangible assets acquired	12
Deferred tax assets, net	19
Net assets acquired	$445
Goodwill	43
Total fair value consideration	$488
Goodwill generated from all business acquisitions completed during the nine months ended September 30, 2015 is primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that is deductible for tax purposes is not material.

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
Basic and dilutive securities in our basic and diluted EPS calculation for the three and nine months ended September 30, 2015 and 2014 do not include contingent earn-out shares. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones have not been met as of September 30, 2015 and accordingly, these shares have been excluded from the effect of basic and dilutive securities.
The restricted stock units (RSUs) excluded from the EPS calculation were not material for the three and nine months ended September 30, 2015 and 2014.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$719	$177	$632	$174	$1,705	$422	$1,747	$492
Less: Net income attributable to participating securities	4	1	3	1	9	3	8	2
Net income attributable to common stockholders	$715	$176	$629	$173	$1,696	$419	$1,739	$490
Denominator
Weighted average shares outstanding	2,264	558	2,032	567	2,253	559	2,006	570
Less: Shares subject to repurchase	10	4	4	8	11	5	5	6
Number of shares used for basic EPS computation	2,254	554	2,028	559	2,242	554	2,001	564
Basic EPS	$0.32	$0.32	$0.31	$0.31	$0.76	$0.76	$0.87	$0.87
Diluted EPS:
Numerator
Net income attributable to common stockholders	$715	$176	$629	$173	$1,696	$419	$1,739	$490
Reallocation of net income attributable to participating securities	5	—	4	—	12	—	10	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	176	—	173	—	419	—	490	—
Reallocation of net income to Class B common stock	—	3	—	7	—	10	—	18
Net income attributable to common stockholders for diluted EPS	$896	$179	$806	$180	$2,127	$429	$2,239	$508
Denominator
Number of shares used for basic EPS computation	2,254	554	2,028	559	2,242	554	2,001	564
Conversion of Class B to Class A common stock	554	—	559	—	554	—	564	—
Weighted average effect of dilutive securities:
Employee stock options	7	7	13	13	8	8	13	13
RSUs	42	8	36	14	39	10	32	13
Shares subject to repurchase	6	2	8	5	5	2	6	3
Number of shares used for diluted EPS computation	2,863	571	2,644	591	2,848	574	2,616	593
Diluted EPS	$0.31	$0.31	$0.30	$0.30	$0.75	$0.75	$0.86	$0.86

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$2,687	$2,162
Money market funds	1,621	2,153
Total cash and cash equivalents	4,308	4,315
Marketable securities:
U.S. government securities	4,924	2,830
U.S. government agency securities	4,389	2,710
Corporate debt securities	2,213	1,344
Total marketable securities	11,526	6,884
Total cash and cash equivalents, and marketable securities	$15,834	$11,199
The gross unrealized gains or losses on our marketable securities as of September 30, 2015 and December 31, 2014 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of September 30, 2015. There was no such loss as of December 31, 2014. As of September 30, 2015, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2015
Due in one year	$5,822
Due in one to two years	5,704
Total	$11,526

Note 5.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,621	$1,621	$—	$—
Marketable securities:
U.S. government securities	4,924	4,924	—	—
U.S. government agency securities	4,389	4,389	—	—
Corporate debt securities	2,213	—	2,213	—
Total cash equivalents and marketable securities	$13,147	$10,934	$2,213	$—

Other liabilities:
Contingent consideration liability	$225	$—	$—	$225

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,153	$2,153	$—	$—
Marketable securities:
U.S. government securities	2,830	2,830	—	—
U.S. government agency securities	2,710	2,710	—	—
Corporate debt securities	1,344	—	1,344	—
Total cash equivalents and marketable securities	$9,037	$7,693	$1,344	$—

Other liabilities:
Contingent consideration liability	$191	$—	$—	$191
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with an acquisition in 2014 within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three and nine months ended September 30, 2015, we recognized an increase in the fair value of our contingent consideration liability of $12 million and $34 million, respectively, in research and development expense in our condensed consolidated statements of income, primarily due to an increase in the fair value of our common stock.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2015	December 31, 2014
Land	$583	$153
Buildings	2,184	1,420
Leasehold improvements	409	304
Network equipment	3,437	3,020
Computer software, office equipment and other	220	149
Construction in progress	537	738
Total	7,370	5,784
Less: Accumulated depreciation	(2,035)	(1,817)
Property and equipment, net	$5,335	$3,967
Construction in progress includes costs primarily related to construction of data centers and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three and nine months ended September 30, 2015 and 2014.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in millions):

Balance as of December 31, 2014	$17,981
Goodwill acquired	43
Balance as of September 30, 2015	$18,024
Intangible assets consist of the following (in millions):

		September 30, 2015			December 31, 2014
	Useful lives from date of acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	3 - 7	$2,056	$(308)	$1,748	$2,056	$(85)	$1,971
Acquired technology	2 - 10	843	(273)	570	813	(144)	669
Acquired patents	2 - 18	785	(309)	476	773	(239)	534
Trade names	2 - 7	632	(134)	498	632	(46)	586
Other	2 - 10	169	(84)	85	164	(55)	109
Total finite-lived intangible assets		$4,485	$(1,108)	$3,377	$4,438	$(569)	$3,869

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$60	$—	$60	$60	$—	$60

Total intangible assets		$4,545	$(1,108)	$3,437	$4,498	$(569)	$3,929

As of September 30, 2015, technological feasibility has not been established for our IPR&D intangible assets. They have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

Amortization expense of intangible assets was $180 million and $539 million for the three and nine months ended September 30, 2015, respectively, and $59 million and $141 million for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2015	$180
2016	705
2017	661
2018	605
2019	521
Thereafter	705
Total	$3,377

Note 8.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2015, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 9.	Commitments and Contingencies
Commitments
Leases
We entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we have purchased property and equipment for which we have subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years, except for a building lease which is for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings, leasehold improvements, and equipment. We have also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land, and data centers with original lease periods expiring between 2015 and 2032. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Operating lease expense was $47 million and $127 million for the three and nine months ended September 30, 2015, respectively, and $31 million and $94 million for the three and nine months ended September 30, 2014, respectively.
Contingencies
Legal Matters
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On October 7, 2015, the court heard argument on plaintiffs' motion for class certification in the consolidated securities action. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.

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
We initially reserved 25,000,000 shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan increases automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total outstanding shares of our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2015. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued, forfeited or repurchased at their original issue price, or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our board of directors or committee thereof.
The following table summarizes the activities of stock option awards under the Stock Plans for the nine months ended September 30, 2015:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2014	12,984	$4.78
Stock options exercised	(3,512)	0.50
Balance as of September 30, 2015	9,472	$6.37	3.53	$791
Stock options vested and expected to vest as of September 30, 2015	9,469	$6.37	3.53	$791
Stock options exercisable as of September 30, 2015	7,043	$4.30	3.05	$603

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock, as reported on the NASDAQ Global Select Market, of $89.90 on September 30, 2015.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2015:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2014	138,055	$55.89
Granted	28,164	79.85
Vested	(28,455)	41.55
Forfeited	(5,625)	49.50
Unvested at September 30, 2015	132,139	$64.36

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2015 was $894 million and $2.38 billion, respectively, and $652 million and $2.19 billion, respectively, during the three and nine months ended September 30, 2014.
As of September 30, 2015, there was $7.70 billion of unrecognized share-based compensation expense, of which $7.06 billion is related to RSUs and $643 million is related to restricted shares, shares with performance conditions related to our contingent consideration liability, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 11.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to significant volatility due to several factors, including our ability to accurately predict our income (loss) before provision for income taxes in multiple jurisdictions, including the portions of our share-based compensation that will not generate tax benefits, and the effects of acquisitions and the integration of those acquisitions. In addition, our effective tax rate can be more or less volatile based on the amount of income before provision for income taxes.
Our effective tax rate has exceeded the United States statutory rate primarily because of the impact of acquiring intellectual property and integrating it into our business and the effect of non-deductible share-based compensation. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. This opinion concluded that related parties in a cost-sharing arrangement are not required to share share-based compensation. A final decision has yet to be issued by the Tax Court, and this decision may be appealed by the Commissioner. The impact of the conclusions stated by the Tax Court in its opinion was not material to our condensed consolidated financial statements.
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
Our gross unrecognized tax benefits were $2.58 billion and $1.68 billion as of September 30, 2015 and December 31, 2014, respectively. If the gross unrecognized tax benefits as of September 30, 2015 were realized in a subsequent period, this would result in a tax benefit of $2.01 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$2,166	$1,468	$5,699	$3,857
Rest of the world (1)	2,335	1,735	6,388	4,758
Total revenue	$4,501	$3,203	$12,087	$8,615

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	September 30, 2015	December 31, 2014
Property and equipment, net:
United States	$4,295	$3,256
Sweden	660	514
Rest of the world	380	197
Total property and equipment, net	$5,335	$3,967

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2015 and 2014—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key user metrics and financial results for the third quarter of 2015 are as follows:
User growth:

•	Daily active users (DAUs) were 1.01 billion on average for September 2015, an increase of 17% year-over-year.

•	Mobile DAUs were 894 million on average for September 2015, an increase of 27% year-over-year.

•	Monthly active users (MAUs) were 1.55 billion as of September 30, 2015, an increase of 14% year-over-year.

•	Mobile MAUs were 1.39 billion as of September 30, 2015, an increase of 23% year-over-year.
Financial results:

•
Revenue was $4.50 billion, up 41% year-over-year (or 51% year-over-year on a constant currency basis), and ad revenue was $4.30 billion, up 45% year-over-year (or 57% year-over-year on a constant currency basis).

•	Total costs and expenses were $3.04 billion.

•	Income from operations was $1.46 billion.

•	Net income was $896 million with diluted earnings per share of $0.31.

•	Capital expenditures were $780 million.

•	Effective tax rate was 37%.

•	Cash and cash equivalents and marketable securities were $15.83 billion as of September 30, 2015.

•	Headcount increased to 11,996 as of September 30, 2015.
In the third quarter of 2015, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, including expanding ads on Instagram, (ii) growing the number of marketers using our ad products, especially video ads, and (iii) making our ads more relevant and effective through continued adoption of newer ad formats and tools for marketers.
In addition, we invested, and will continue to invest, across three priorities: (i) our core products and services to better serve our existing communities and businesses, (ii) our next generation of services, including Instagram, WhatsApp, and Messenger, and (iii) our long-term innovation efforts, such as Internet.org and the consumer version of the Oculus Rift. We expect these investments and our increasingly global scale will continue to drive significant overall year-over-year expense growth compared to 2014, driven primarily by increased headcount-related expenses as well as our capital expenditures, which we expect to be between $2.5 billion to $2.7 billion for 2015.

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

•
Daily Active Users (DAUs). We define a daily active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger app (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 17% to 1.01 billion on average during September 2015 from 864 million during September 2014. We experienced growth in DAUs across major markets, including India, the United States, and Brazil. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in September 2015, compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

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

Worldwide mobile DAUs increased 27% to 894 million on average during September 2015 from 703 million during September 2014. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during September 2015, as compared to the same period during 2014, with users in India, Brazil, and the United States representing key sources of mobile DAU growth on average during September 2015. On average during September 2015, there were 738 million mobile-only DAUs, increasing 38% from 536 million mobile-only DAUs during the same period in 2014. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger app (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of September 30, 2015, we had 1.55 billion MAUs, an increase of 14% from September 30, 2014. Users in India, the United States, and Brazil represented key sources of growth in the third quarter of 2015, relative to the same period in 2014. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in September 2015, compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

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

Worldwide mobile MAUs increased 23% to 1.39 billion as of September 30, 2015 from 1.12 billion as of September 30, 2014. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the third quarter of 2015, as compared to the same period in 2014, with users in India, Brazil, and the United States representing key sources of mobile MAU growth in the third quarter of 2015. There were 727 million mobile-only MAUs as of September 30, 2015, increasing 59% from 456 million mobile-only MAUs during the same period in 2014. The remaining 658 million mobile MAUs accessed Facebook from both mobile devices and personal computers during September 2015. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2015 in the United States & Canada region was more than seven times higher than in the Asia-Pacific region.
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

During the third quarter of 2015, worldwide ARPU was $2.97, an increase of 24% from the third quarter of 2014. Over this period, ARPU increased by 42% in United States & Canada, 21% in Europe, 18% in Asia-Pacific, and 11% in Rest of World. The general strengthening of the U.S. dollar relative to certain foreign currencies from the third quarter of 2014 to the same period in 2015 had an unfavorable impact on the growth rate of our ARPU outside the United States and Canada region. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia-Pacific and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, facility and server equipment rent expense, energy and bandwidth costs, support and maintenance costs, and salaries, benefits, and share-based compensation for employees on our operations teams. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, amortization of intangible assets, and cost of virtual reality platform device inventory sold.
Research and development. Research and development expenses consist primarily of share-based compensation, salaries, and benefits for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
Marketing and sales. Our marketing and sales expenses consist of salaries, benefits, and share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures, as well as amortization of intangible assets.
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include professional and legal services. General and administrative expenses also include depreciation of property and equipment and amortization of intangible assets we have acquired.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$4,501	$3,203	$12,087	$8,615
Costs and expenses:
Cost of revenue	720	565	2,043	1,501
Research and development	1,271	608	3,502	1,555
Marketing and sales	706	374	1,953	1,055
General and administrative	345	259	924	643
Total costs and expenses	3,042	1,806	8,422	4,754
Income from operations	1,459	1,397	3,665	3,861
Interest and other income/(expense), net	(27)	(61)	(28)	(65)
Income before provision for income taxes	1,432	1,336	3,637	3,796
Provision for income taxes	536	530	1,510	1,557
Net income	$896	$806	$2,127	$2,239
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Cost of revenue	$21	$16	$59	$44
Research and development	598	243	1,767	643
Marketing and sales	82	53	236	146
General and administrative	56	41	161	108
Total share-based compensation expense	$757	$353	$2,223	$941

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	16	18	17	17
Research and development	28	19	29	18
Marketing and sales	16	12	16	12
General and administrative	8	8	8	7
Total costs and expenses	68	56	70	55
Income from operations	32	44	30	45
Interest and other income/(expense), net	(1)	(2)	—	(1)
Income before provision for income taxes	32	42	30	44
Provision for income taxes	12	17	12	18
Net income	20%	25%	18%	26%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	—%	—%	—%	1%
Research and development	13	8	15	7
Marketing and sales	2	2	2	2
General and administrative	1	1	1	1
Total share-based compensation expense	17%	11%	18%	11%
Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Advertising	$4,299	$2,957	45%	$11,442	$7,898	45%
Payments and other fees	202	246	(18)%	645	717	(10)%
Total revenue	$4,501	$3,203	41%	$12,087	$8,615	40%
Revenue in the third quarter and the first nine months of 2015 increased $1.30 billion, or 41%, and $3.47 billion, or 40%, respectively, compared to the same periods in 2014. The increases were primarily due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. For the third quarter and the first nine months of 2015, we estimate that mobile advertising revenue represented approximately 78% and 76%, respectively, of total advertising revenue, as compared with approximately 66% and 62% in the same periods in 2014. Factors that influenced our mobile advertising revenue growth in the third quarter and the first nine months of 2015 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in mobile user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads.
During the third quarter and the first nine months of 2015, as compared to the same periods in 2014, the average price per ad increased by 61% and 184%, respectively, and the number of ads delivered decreased by 10% and 49%, respectively. The increase in average price per ad was driven by a product change related to certain non-News Feed ads during the third quarter of 2014, which decreased the number of ads displayed but increased the prominence of each ad. Average price per ad was also driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including the product change described above as well as the shift in usage towards mobile devices where people are shown fewer ads as compared to personal computers.
Payments and other fees revenue in the third quarter and the first nine months of 2015 decreased $44 million, or 18%, and $72 million, or 10%, respectively, compared to the same periods in 2014. The decreases were primarily due to decreases in Payments revenue from games played on personal computers. Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a decline in our Payments revenue. Additionally, the decrease in Payments revenue for the first nine months of 2015 was partially offset by an increase in other fees revenue related to acquisitions closed in the second half of 2014.
Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the third quarter and the first nine months of 2014 to the same periods in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three and nine months ended September 30, 2015 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue would have been $4.84 billion and $12.95 billion, respectively, and our advertising revenue would have been $4.64 billion and $12.31 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $342 million and $863 million higher than actual revenue and advertising revenue in the third quarter and the first nine months of 2015, respectively.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Cost of revenue	$720	$565	27%	$2,043	$1,501	36%
Percentage of revenue	16%	18%		17%	17%
Cost of revenue in the third quarter and the first nine months of 2015 increased $155 million, or 27%, and $542 million, or 36%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in operational expenses related to our data centers and technical infrastructure of $112 million and $352 million in the third quarter and first nine months of 2015, respectively, and to a lesser extent, increased amortization of our intangible assets of $18 million and $91 million in the third quarter and the first nine months of 2015, respectively, compared to the same periods in 2014.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Research and development	$1,271	$608	109%	$3,502	$1,555	125%
Percentage of revenue	28%	19%		29%	18%
Research and development expenses in the third quarter and the first nine months of 2015 increased $663 million, or 109%, and $1.95 billion, or 125%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in share-based compensation expenses of $355 million and $1.12 billion in the third quarter and the first nine months of 2015, respectively, compared to the same periods in 2014. In addition, other payroll and benefits expenses in both periods increased as a result of a 52% growth in employee headcount from September 30, 2014 to September 30, 2015 in engineering and other technical functions.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Marketing and sales	$706	$374	89%	$1,953	$1,055	85%
Percentage of revenue	16%	12%		16%	12%
Marketing and sales expenses in the third quarter and the first nine months of 2015 increased $332 million or 89%, and $898 million, or 85%, respectively, compared to the same periods in 2014. The increases in both periods were due to increases of $101 million and $304 million in amortization of our intangible assets, and $86 million and $217 million in marketing expenses in the third quarter and the first nine months of 2015, respectively. Payroll and benefits expenses also increased as a result of a 35% increase in employee headcount from September 30, 2014 to September 30, 2015 to support global sales, business development, and customer service, including increases of $29 million and $90 million in share-based compensation expenses in the third quarter and the first nine months of 2015, respectively.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
General and administrative	$345	$259	33%	$924	$643	44%
Percentage of revenue	8%	8%		8%	7%
General and administrative expenses in the third quarter and the first nine months of 2015 increased $86 million, or 33%, and $281 million, or 44%, respectively, compared to the same periods in 2014. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 47% increase in employee headcount from September 30, 2014 to September 30, 2015, including increases of $15 million and $53 million in share-based compensation expenses in the third quarter and the first nine months of 2015, respectively, and to a lesser extent, higher legal and other professional services fees.
Interest and other income/(expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Interest income/(expense), net	$7	$4	75%	$15	$4	275%
Other income/(expense), net	(34)	(65)	48%	(43)	(69)	38%
Interest and other income/(expense), net	$(27)	$(61)	56%	$(28)	$(65)	57%
Interest and other income/(expense), net in the third quarter and the first nine months of 2015 increased $34 million, or 56%, and $37 million, or 57%, respectively, compared to the same periods in 2014. Other income/(expense), net increased in both periods, primarily due to decreases in foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances. In addition, interest income/(expense), net increased in both periods, primarily due to increases in interest income driven by higher invested cash balances.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
	(in millions, except for percentages)
Provision for income taxes	$536	$530	1%	$1,510	$1,557	(3)%
Effective tax rate	37%	40%		42%	41%
The changes in our provision for income taxes in the third quarter and the first nine months of 2015, compared to the same periods in 2014, were not material. Our effective tax rate decreased in the third quarter of 2015, compared to the same period in 2014, primarily due to a change in the geographic mix of our income before provision for income taxes. Our effective tax rate in the first nine months of 2015 remained relatively flat, compared to the same period in 2014.
Our effective tax rate has exceeded the U.S. statutory rate primarily because of the impact of acquiring intellectual property and integrating it into our business and non-deductible share-based compensation. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.
On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. This opinion concluded that related parties in a cost-sharing arrangement are not required to share share-based compensation. A final decision has yet to be issued by the Tax Court, and this decision may be appealed by the Commissioner. The impact of the conclusions stated by the Tax Court in its opinion was not material to our condensed consolidated financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $15.83 billion as of September 30, 2015, an increase of $4.64 billion from December 31, 2014, primarily due to $5.77 billion of cash generated from operations and $1.16 billion in excess tax benefits from share-based award activity, partially offset by $1.83 billion for purchases of property and equipment and $309 million for acquisitions of businesses and other assets.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of September 30, 2015, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of September 30, 2015, $1.80 billion of the $15.83 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. Substantially all of these funds are in jurisdictions for which we are indefinitely reinvesting the earnings of the local subsidiary. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary, however the amount of taxes provided has been insignificant.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2015, primarily consisted of net income, adjusted for certain non-cash items, including share-based compensation expense of $2.21 billion and total depreciation and amortization of $1.40 billion. The increase in cash flow from operating activities during the first nine months of 2015, compared to the same period in 2014, was mostly due to an increase in net income as adjusted for certain non-cash items described above.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities was $6.71 billion for the first nine months of 2015, primarily due to $4.65 billion for net purchases of marketable securities and $1.83 billion for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and office buildings.
Cash provided by investing activities was $703 million for the first nine months of 2014, primarily due to $2.89 billion of net sales and maturities of marketable securities, partially offset by $1.31 billion for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers and office buildings, and $754 million for acquisition of businesses.
We anticipate making capital expenditures in 2015 of approximately $2.5 billion to $2.7 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first nine months of 2015 primarily consisted of excess tax benefits from share-based award activity and principal payments on capital lease obligations. The decrease in cash provided by financing activities was mostly due to decreased excess tax benefit from stock award activities, partially offset by lower principal payments related to our capital lease transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.
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
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $36 million and $47 million in the three and nine months ended September 30, 2015, respectively, and $65 million and $68 million in the three and nine months ended September 30, 2014, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $101 million and $63 million in the market value of our available-for-sale debt securities as of September 30, 2015 and December 31, 2014, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On October 7, 2015, the court heard argument on plaintiffs' motion for class certification in the consolidated securities action. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
In addition, we are also currently parties to multiple other lawsuits related to our products, including intellectual property lawsuits as well as class action lawsuits brought by users and marketers, and we may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government and regulatory investigations, and proceedings arising from the ordinary course of our business.

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook. For the first nine months of 2015 and 2014, advertising accounted for 95% and 92%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
Our advertising revenue could also be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on Facebook;

•	our inability to continue to increase user access to and engagement with Facebook through our mobile products;

•
product changes or inventory management decisions we may make that change the size, frequency, or relative prominence of ads displayed on Facebook or of other unpaid content shared by marketers on Facebook;

•	our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•	our inability to maintain or increase the quantity or quality of ads shown to users;

•	changes to third-party policies that limit our ability to deliver or target advertising on mobile devices;

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
Facebook had 1.39 billion mobile monthly active users (MAUs) in September 2015. We anticipate that growth in mobile users will continue to be the driver of our growth for the foreseeable future and that usage through personal computers will continue to decline worldwide. We generate over two-thirds of our revenue from mobile advertising, which comprised approximately 78% of our overall advertising revenue in the third quarter of 2015. While our mobile advertising revenue continues to grow, the mobile advertising market remains an evolving market. If users continue to access Facebook mobile products as a substitute for access through personal computers, and if we are unable to continue to grow mobile revenue or unable to continue to successfully monetize mobile users, or if we incur excessive expenses in these efforts, our financial performance and ability to grow revenue would be negatively affected.
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
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communication and the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
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
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, access to Facebook has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products, or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in July 2014 we acquired Oculus VR, Inc. (Oculus), a company developing virtual reality technology. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market Oculus' products or technology. In addition, in October 2014, we acquired WhatsApp Inc. (WhatsApp), a cross-platform mobile messaging company. We currently monetize WhatsApp in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from WhatsApp over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We prioritize user growth and engagement and the user experience over short-term financial results.
We frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we currently do not monetize the stand-alone Messenger application. In addition, we plan to continue focusing on growing the user base for WhatsApp and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. We also may take steps that result in limiting distribution of mobile products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with Facebook. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities, by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber attacks, with third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions, employee error or malfeasance, government surveillance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data and to prevent data loss and other security breaches, we cannot assure you that such measures will provide absolute security.
In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by our users through mobile or web applications integrated with Facebook. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the frequency, prominence, size, and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and Payments;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•
costs related to the acquisitions of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and impairment loss and additional investments to further develop the acquired technologies;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the number of connections and amount of data they share with us, as we develop and implement new products, and as we continue to hire additional employees to support our expanding operations. Historically, our costs have increased each year due to these factors and we expect to continue to incur increasing costs, in particular for servers, storage, power, data centers, security systems, and talent to support our anticipated future growth. We expect to continue to invest in these and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization, such as our commitment to the Internet.org initiative to increase global Internet access. Our costs will increase as a result of integrating and operating larger and more complex business acquisitions, including growing the businesses that we acquired such as Oculus and WhatsApp. In addition, we intend to increase marketing, sales, and other operating expenses in order to continue to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability. Our expenses are expected to grow faster than our revenue in the near term and may be greater than we anticipate, and our investments may not be successful.
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
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled, and developments in this area could affect the manner in which we design our products and offer services. Similarly, any regulatory or legislative action affecting the manner in which we display content to our users could adversely affect user growth and engagement. In addition, foreign court judgments or regulatory actions could impact our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States. Such judgments or actions could affect the manner in which we provide our services or adversely affect our financial results.
Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation being considered by the European Commission that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Commission, and that may also include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.
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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, Oculus and WhatsApp are larger and more complex than previous companies we have acquired. In particular, Oculus builds technology and products that are new to Facebook, and accordingly we did not have significant experience or structure in place to support this business prior to the acquisition. We are making substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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

Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.

Technologies have been developed, and will likely continue to be developed, that can block the display of our ads, particularly advertising displayed on personal computers. We generate substantially all of our revenue from advertising, including revenue resulting from the display of ads on personal computers. Revenue generated from the display of ads on personal computers has been impacted by these technologies from time to time. As a result, these technologies have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our future financial results may be harmed.

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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 11,996 as of September 30, 2015 from 8,348 as of September 30, 2014, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 90 different languages, and we have offices or data centers in more than 25 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook is not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•
risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	fluctuations in currency exchange rates and compliance with currency controls;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and

•	compliance with statutory equity requirements and management of tax consequences.
If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.
We may incur a substantial amount of indebtedness, which could adversely affect our financial condition.
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of September 30, 2015, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.

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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $99.24 through September 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2015	14,564	$1.090000	—	—
August 1 – August 31, 2015	125,171	$0.000006	—	—
September 1 – September 30, 2015	—	—	—	—

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 5th day of November 2015.

FACEBOOK, INC.

Date: November 5, 2015	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2015	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)