Form 10-K
period 2015-12-31
Facebook Inc
filed 2016-01-28
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $198 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.

On January 25, 2016, the registrant had 2,294,939,865 shares of Class A common stock and 551,340,611 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

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
For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented less than 5% of our worldwide MAUs in 2015. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2015, for example, we estimate user-misclassified and undesirable accounts may have represented less than 2% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
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
Our top priority is to build useful and engaging products that enable people to connect and share through mobile devices and personal computers. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest friends to the public at large, and stay connected everywhere by accessing our products, including:

•
Facebook. Facebook is a mobile application and website that enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. We had 1.04 billion daily active users (DAUs) on average in December 2015, an increase of 17% compared to December 2014. We had 934 million DAUs who accessed Facebook from a mobile device on average in December 2015, an increase of 25% compared to December 2014. There are a number of different ways to engage with people on Facebook, the most important of which is News Feed which displays an algorithmically-ranked series of stories and advertisements individualized for each person.

•
Instagram. Instagram is a mobile application that enables people to take photos or videos, customize them with filter effects, and share them with friends and followers in a photo feed or send them directly to friends.

•
Messenger. Messenger is a messaging application available for mobile and web on a variety of platforms and devices. Messenger enables people to reach others instantly and simply, and also enables businesses to engage with customers seamlessly and securely.

•	WhatsApp. WhatsApp Messenger is a fast, simple and reliable mobile messaging application that is used by people around the world and is available on a variety of mobile platforms.

•
Oculus. Our Oculus virtual reality technology and content platform power products that allow people to enter a completely immersive and interactive environment to play games, consume content, and connect with others.

We generate substantially all of our revenue from selling advertising placements to marketers. Our ads let marketers reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, and third-party applications and websites.
Competition
Our business is characterized by innovation, rapid change, and disruptive technologies. We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communications and the sharing of information, companies that enable marketers to display advertising, and companies that provide development platforms for application developers. We compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products.
We compete with the following:

•
Companies that offer products that replicate the full range of capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries.

•	Companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging.

•	Companies that provide web- and mobile-based information and entertainment products and services that are designed to engage people and capture time spent on mobile devices and online.

•	Traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Technology
Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, and the level of engagement from the people who use our products continues to increase, including on mobile devices, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers.
We are also investing in a number of longer-term initiatives, such as connectivity efforts, artificial intelligence research, and virtual reality, to develop technologies that we believe will help us better serve our communities and pursue our mission to make the world more open and connected.
Our research and development expenses were $4.82 billion, $2.67 billion, and $1.42 billion in 2015, 2014, and 2013, respectively. For information about our research and development expenses, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and development" of this Annual Report on Form 10-K.
Sales and Operations
The majority of our marketers use our self-service ad platform to establish accounts and to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining marketers and providing support to them throughout the stages of the advertising campaign cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with marketers, through traditional advertising agencies, and with an ecosystem of specialized agencies and partners. We currently operate five support offices and more than 35 sales offices around the globe. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.
We own and lease data centers in various locations throughout the United States, and also own a data center facility in Sweden.
Marketing
To date, our communities have grown organically with people inviting their friends to connect with them, supported by internal efforts to stimulate awareness and interest. In addition, we have invested and will continue to invest in marketing our products and services to build our brand, grow our user base, and increase engagement around the world. We leverage the utility of our products and our social distribution channels as our most effective marketing tools.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation that is pending final approval by the European legislature that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We are currently, and may in the future, be subject to regulatory orders or consent decrees. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
Various laws and regulations in the United States and abroad, such as the U.S. Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit CARD Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value or prepaid access products. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies and procedures, and transaction reporting. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and are applying for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws relating to money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, charitable fundraising, counter-terrorist financing, gambling, banking and lending, financial privacy and data security, and import and export restrictions.
Employees
As of December 31, 2015, we had 12,691 employees.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We anticipate that our active user growth rate will continue to decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other products or services;

•	we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

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

•	there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	we are unable to obtain or attract engaging third-party content;

•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•
technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

•
we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	we fail to provide adequate customer service to users, marketers, or developers;

•	we, developers whose products are integrated with our products, or other companies in our industry are the subject of adverse media reports or other negative publicity; or

•
our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

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
We generate substantially all of our revenue from advertising. The loss of marketers, or reduction in spending by marketers, could seriously harm our business.
Substantially all of our revenue is currently generated from third parties advertising on Facebook. For 2015, 2014, and 2013, advertising accounted for 95%, 92% and 89%, respectively, of our revenue. In addition, we have recently introduced advertising on Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
Our advertising revenue could also be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on our products;

•	our inability to continue to increase user access to and engagement with our mobile products;

•
product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

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

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•	the degree to which users opt out of certain types of ad targeting;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communication and the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer products that replicate the full range of capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent on mobile devices and online. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.
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
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;

•	the size and composition of our user base;

•	the engagement of our users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products, or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in July 2014 we acquired Oculus VR, Inc. (Oculus), a company developing virtual reality technology. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market Oculus' products or technology, and we will incur increased costs in connection with the development and marketing of such products and technology. In addition, in October 2014, we acquired WhatsApp Inc. (WhatsApp), and we have also invested significant resources in growing Messenger. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we do not monetize the stand-alone Messenger application in any significant manner. In addition, we plan to continue focusing on growing the user base for WhatsApp and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. We also may take steps that result in limiting distribution of mobile products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.
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
Affected users or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the actions of our users, or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the pricing of our ads and other products;

•	our ability to maintain or increase Payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising on Facebook;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
We expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases and as we achieve greater market penetration. For example, the growth rate of our revenue declined from 58% from 2013 to 2014, to 44% from 2014 to 2015. We expect our revenue growth rate will generally decline over time as our revenue increases to higher levels. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, which could harm our business and profitability.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount of content they consume and the data they share with us, as we develop and implement new products, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in our global connectivity efforts, which may not have a clear path to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products. Any such investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.
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

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. In addition, the other bases on which Facebook relies are likely to be subject to regulatory or judicial scrutiny. If Facebook is unable to transfer data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation that is pending final approval by the European legislature that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, actions, and audits in the United States, Europe, and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. For example, several data protection authorities in Europe have initiated actions seeking to assert jurisdiction over Facebook Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.

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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we may be subject to additional class action lawsuits based on product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO. We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, Oculus and WhatsApp are larger and more complex than companies we have historically acquired. In particular, Oculus builds technology and products that are new to Facebook and with which we did not have significant experience or structure in place to support prior to the acquisition. We are making substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
For example, there may be individuals who maintain one or more Facebook accounts in violation of our terms of service. We estimate, for example, that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented less than 5% of our worldwide MAUs in 2015. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2015, for example, we estimate that such user-misclassified and undesirable accounts may have represented less than 2% our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. We are continually seeking to improve our ability to identify duplicate or false accounts and estimate the total number of such accounts, and such estimates may change due to improvements or changes in our methodology.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 12,691 as of December 31, 2015 from 9,199 as of December 31, 2014, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located and where the cost of living is high. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We may not be able to continue to successfully grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products.
We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with Facebook and our other products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with Facebook and our other products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on Facebook and our other products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, mobile and web applications integrated with our products. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected our relationships with such developers. If we are not successful in our efforts to continue to grow the number of developers that choose to build products that integrate with Facebook and our other products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.
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
Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.
Our users can purchase virtual and digital goods from developers that offer applications using our Payments infrastructure on the Facebook website. In addition, certain of our users can use our Payments infrastructure for other activities, such as sending money to other users and making donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and are applying for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
In addition, we may be subject to a variety of additional risks as a result of Payments transactions, including:

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
We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 90 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook is not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

•
foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

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

We face design, manufacturing, and supply chain risks that, if not properly managed, could adversely impact our financial results.

We face a number of risks related to design, manufacturing, and supply chain management with respect to our Oculus products. For example, the Oculus products we sell may have quality issues resulting from the design or manufacture of the products, or from the software used in the products. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our Oculus products does not meet our customers' expectations or such products are found to be defective, then our financial results could be adversely affected.

We rely on third parties to manufacture our Oculus products. We may experience supply shortages or other supply chain disruptions in the future that could negatively impact our operations. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them.

We also require the suppliers and business partners of our Oculus products to comply with law and certain company policies regarding sourcing practices, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to our reputation.

In addition, the Securities and Exchange Commission’s conflict minerals rule requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. We may incur significant costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in Oculus products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities.

We may face inventory risk with respect to our Oculus products.

We may be exposed to inventory risks with respect to our Oculus products as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to Oculus products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products Oculus may sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new Oculus product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of these factors may adversely affect our operating results.
We may incur a substantial amount of indebtedness, which could adversely affect our financial condition.
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of December 31, 2015, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example, in 2015 the United Kingdom enacted the Diverted Profits Tax and Australia passed The Tax Integrity Multinational Anti-avoidance Law, both of which could increase our tax obligations. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and has issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $110.65 through December 31, 2015. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our corporate headquarters are located in Menlo Park, California. As of December 31, 2015, we owned and leased approximately two million square feet for our corporate headquarters and 114 acres of land to accommodate anticipated future growth.
In addition, we leased office and data center facilities around the world totaling three million square feet. We also own data centers in various locations throughout the United States, and a data center facility in Sweden.
During 2015, we entered into an agreement to lease an entire office building in London, United Kingdom, that is currently under construction. As a result of our involvement during the construction period, we are considered for accounting purposes to be the owner of the construction project. As such, we have excluded the square footage from the total leased space and owned properties, disclosed above.
We believe that our facilities are adequate for our current needs.

Item 3.	Legal Proceedings
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
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

	2015		2014
	High	Low	High	Low
First Quarter	$86.07	$73.45	$72.59	$51.85
Second Quarter	$89.40	$76.79	$68.00	$54.66
Third Quarter	$99.24	$72.00	$79.71	$62.21
Fourth Quarter	$110.65	$88.36	$82.17	$70.32
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of December 31, 2015, there were 5,086 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $104.66 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2015, there were 46 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to repurchases of unvested shares of our Class A common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	1,132	$1.09	—	—
November 1 – November 30, 2015	—	—	—	—
December 1 – December 31, 2015	—	—	—	—

(1)
Unvested acquisition shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

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
The following graph shows a comparison from May 18, 2012 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on May 18, 2012 in the Class A common stock of Facebook, Inc., the S&P 500 Index and the NASDAQ Composite and data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015.

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
The consolidated statements of income data for each of the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$17,928	$12,466	$7,872	$5,089	$3,711
Total costs and expenses(1)	11,703	7,472	5,068	4,551	1,955
Income from operations	6,225	4,994	2,804	538	1,756
Income before provision for income taxes	6,194	4,910	2,754	494	1,695
Net income	3,688	2,940	1,500	53	1,000
Net income attributable to Class A and Class B common stockholders	3,669	2,925	1,491	32	668
Earnings per share attributable to Class A and Class B common stockholders (2):
Basic	$1.31	$1.12	$0.62	$0.02	$0.52
Diluted	$1.29	$1.10	$0.60	$0.01	$0.46

(1)
Total costs and expenses include $2.97 billion, $1.84 billion, $906 million, $1.57 billion, and $217 million of share-based compensation for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)
See Note 3 of the accompanying notes to our consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to Class A and Class B common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$18,434	$11,199	$11,449	$9,626	$3,908
Working capital(1)	19,727	11,966	11,801	9,939	3,679
Property and equipment, net	5,687	3,967	2,882	2,391	1,475
Total assets(1)	49,407	39,966	17,858	14,982	6,331
Capital lease obligations	114	233	476	856	677
Long-term debt	—	—	—	1,500	—
Total liabilities(1)	5,189	3,870	2,388	3,227	1,432
Additional paid-in capital	34,886	30,225	12,297	10,094	2,684
Total stockholders' equity	44,218	36,096	15,470	11,755	4,899

(1)
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We early adopted this standard retrospectively and reclassified all of our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheets data for all periods presented. As a result of the reclassifications, certain noncurrent deferred tax liabilities as of December 31, 2014, 2013, and 2012 were netted with noncurrent deferred tax assets.

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
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Net cash provided by operating activities (1)	$8,599	$5,457	$4,222	$1,612	$1,549
Purchases of property and equipment	(2,523)	(1,831)	(1,362)	(1,235)	(606)
Property and equipment acquired under capital leases	—	—	(11)	(340)	(473)
Free cash flow	$6,076	$3,626	$2,849	$37	$470

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
Certain revenue information in the sections entitled "Executive Overview of Full Year 2015 Results" and "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the fourth quarter of and full year 2015 using 2014 monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Full Year 2015 Results
Our key user metrics and financial results for 2015 are as follows:
User growth:

•	Daily active users (DAUs) were 1.04 billion on average for December 2015, an increase of 17% year-over-year.

•	Mobile DAUs were 934 million on average for December 2015, an increase of 25% year-over-year.

•	Monthly active users (MAUs) were 1.59 billion as of December 31, 2015, an increase of 14% year-over-year.

•	Mobile MAUs were 1.44 billion as of December 31, 2015, an increase of 21% year-over-year.
Financial results:

•
Revenue was $17.93 billion, up 44% year-over-year (or 53% year-over-year on a constant currency basis), and ad revenue was $17.08 billion, up 49% year-over-year (or 59% year-over-year on a constant currency basis).

•	Total costs and expenses were $11.70 billion.

•	Income from operations was $6.23 billion.

•	Net income was $3.69 billion with diluted earnings per share of $1.29.

•	Capital expenditures were $2.52 billion.

•	Effective tax rate was 40%.

•	Cash and cash equivalents, and marketable securities were $18.43 billion as of December 31, 2015.

•	Headcount was 12,691 as of December 31, 2015.
In 2015, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, and (iii) making our ads more relevant and effective through continued adoption of newer ad formats and tools for marketers.
In addition, we invested, and will continue to invest, across three priorities: (i) our core products and services to better serve our existing communities and businesses, (ii) our next generation of services, such as Instagram, Messenger and WhatsApp, and (iii) our long-term innovation efforts, such as connectivity efforts, virtual reality, and artificial intelligence research. We expect these investments will continue to drive significant overall year-over-year expense growth compared to 2015.

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

•
Daily Active Users (DAUs). We define a daily active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 17% to 1.04 billion on average during December 2015 from 890 million during December 2014. We experienced growth in DAUs across major markets, including India, the United States, and Brazil. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in December 2015, compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger application (and is also a registered Facebook user) on a given day. We define a mobile-only DAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website on a given day, whereas a mobile DAU may have also accessed Facebook on a personal computer on that day.

Worldwide mobile DAUs increased 25% to 934 million on average during December 2015 from 745 million during December 2014. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during December 2015, as compared to the same period during 2014, with users in India, Brazil, and the United States representing key sources of mobile DAU growth on average during December 2015. On average during December 2015, there were 789 million mobile-only DAUs, increasing 34% from 589 million mobile-only DAUs during the same period in 2014. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of December 31, 2015, we had 1.59 billion MAUs, an increase of 14% from December 31, 2014. Users in India, the United States, and Brazil represented key sources of growth in 2015. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in December 2015, compared to the same period in 2014. We believe that use of Facebook through personal computers will continue to decline in all regions.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger application (and is also a registered Facebook user) during the period of measurement. We define a mobile-only MAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website during the period of measurement, whereas a mobile MAU may have also accessed Facebook on a personal computer during the period of measurement.

Worldwide mobile MAUs increased 21% to 1.44 billion as of December 31, 2015 from 1.19 billion as of December 31, 2014. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in 2015, as compared to the same period in 2014, with users in India, Brazil, and the United States representing key sources of mobile MAU growth in 2015. There were 823 million mobile-only MAUs as of December 31, 2015, increasing 56% from 526 million mobile-only MAUs during the same period in 2014. The remaining 619 million mobile MAUs accessed Facebook from both mobile devices and personal computers during December 2015. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2015 in the United States & Canada region was more than seven times higher than in the Asia-Pacific region.
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

For 2015, worldwide ARPU was $11.96, an increase of 27% from 2014. Over this period, ARPU increased by 45% in United States & Canada, 23% in Europe, 22% in Asia-Pacific, and 15% in Rest of World. The general strengthening of the U.S. dollar relative to certain foreign currencies from 2014 to 2015 had an unfavorable impact on the growth rate of our ARPU outside the United States and Canada region. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia-Pacific and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
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
We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2015. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.
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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of December 31, 2015, no impairment of goodwill or indefinite-lived intangible assets has been identified.
Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.
In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Components of Results of Operations
Revenue
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook properties, including our mobile applications, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by people, the number of actions taken by people, or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a person clicks on the content, and action-based ads in the period in which a person takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to people. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action. For advertising revenue arrangements where we are not the primary obligor, we recognize revenue on a net basis.
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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, energy and bandwidth costs, and salaries, benefits, and share-based compensation for employees on our operations teams. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, amortization of intangible assets, costs associated with data partner arrangements, and cost of virtual reality platform device inventory sold.
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

Results of Operations
The following tables set forth our consolidated statements of income data:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Consolidated Statements of Income Data:
Revenue	$17,928	$12,466	$7,872
Costs and expenses:
Cost of revenue	2,867	2,153	1,875
Research and development	4,816	2,666	1,415
Marketing and sales	2,725	1,680	997
General and administrative	1,295	973	781
Total costs and expenses	11,703	7,472	5,068
Income from operations	6,225	4,994	2,804
Interest and other income/(expense), net	(31)	(84)	(50)
Income before provision for income taxes	6,194	4,910	2,754
Provision for income taxes	2,506	1,970	1,254
Net income	$3,688	$2,940	$1,500
Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cost of revenue	$81	$62	$42
Research and development	2,350	1,328	604
Marketing and sales	320	249	133
General and administrative	218	198	127
Total share-based compensation expense	$2,969	$1,837	$906

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	16	17	24
Research and development	27	21	18
Marketing and sales	15	13	13
General and administrative	7	8	10
Total costs and expenses	65	60	64
Income from operations	35	40	36
Interest and other income/(expense), net	—	(1)	(1)
Income before provision for income taxes	35	39	35
Provision for income taxes	14	16	16
Net income	21%	24%	19%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	—%	—%	1%
Research and development	13	11	8
Marketing and sales	2	2	2
General and administrative	1	2	2
Total share-based compensation expense	17%	15%	12%

Revenue

	Year Ended December 31,			2015 vs 2014 % Change	2014 vs 2013 % Change
	2015	2014	2013
	(in millions)
Advertising	$17,079	$11,492	$6,986	49%	65%
Payments and other fees	849	974	886	(13)%	10%
Total revenue	$17,928	$12,466	$7,872	44%	58%

2015 Compared to 2014. Revenue in 2015 increased $5.46 billion, or 44% compared to 2014. The increase was primarily due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. In 2015, we estimate that mobile advertising revenue represented approximately 77% of total advertising revenue, as compared with approximately 65% in 2014. Factors that influenced our mobile advertising revenue growth in 2015 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in mobile user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads.
In 2015 compared to 2014, the average price per ad increased by 140% and the number of ads delivered decreased by 38%. The increase in average price per ad was driven by a product change related to certain non-News Feed ads during the third quarter of 2014, which decreased the number of ads displayed but increased the prominence of each ad. Average price per ad was also driven by a mix shift towards a greater percentage of our ads being shown in News Feed. The reduction in ads delivered was driven by factors including the product change described above as well as the shift in usage towards mobile devices where people are shown fewer ads as compared to personal computers.
Advertising revenue in the fourth quarter of 2015 increased 57% compared to the same period in 2014. The increase in advertising revenue in the fourth quarter of 2015 was driven by the same factors that drove 2015 annual advertising revenue growth, primarily an increase in revenue from ads in News Feed on mobile devices. For the fourth quarter of 2015, we estimate that mobile advertising revenue represented approximately 80% of total advertising revenue, as compared with 69% in the same period in 2014.
Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 31%, 22%, and 30% between the third and fourth quarters of 2015, 2014, and 2013, respectively, while advertising revenue for the first quarters of 2015 and 2014 declined 8% and 3% compared to the fourth quarters of 2014 and 2013, respectively.
Payments and other fees revenue in 2015 decreased $125 million, or 13%, compared to 2014. The decrease in Payments and other fees revenue was a result of decreased Payments revenue from games played on personal computers, partially offset by an increase in other fees revenue related to acquisitions closed in the second half of 2014.
Payments and other fees revenue in the fourth quarter of 2015 decreased $53 million, or 21%, compared to the same period in 2014.

Payments and other fees revenue is currently based predominantly on Payments revenue from games played on personal computers. As users shift their usage to mobile devices, Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a decline in our Payments revenue.
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
No customer represented 10% or more of total revenue during the years ended December 31, 2015, 2014, and 2013.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the fourth quarter of and full year 2014 to the same periods in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the fourth quarter of and full year 2015 using 2014 monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue would have been $6.16 billion and $19.11 billion, respectively, and our advertising revenue would have been $5.96 billion and $18.26 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $322 million and $1.19 billion higher than actual revenue and advertising revenue for the fourth quarter of and full year 2015, respectively.
There were no material foreign exchange impacts on our revenue and advertising revenue from the full year 2013 to the same period in 2014.
Cost of revenue

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(dollars in millions)
Cost of revenue	$2,867	$2,153	$1,875	33%	15%
Percentage of revenue	16%	17%	24%

2015 Compared to 2014. Cost of revenue in 2015 increased $714 million, or 33%, compared to 2014. The increase was primarily due to an increase in operational expenses related to our data centers and technical infrastructure of $480 million, compared to 2014. Amortization of our intangible assets in 2015 also increased $100 million compared to 2014, mostly due to the full year impact of acquisitions completed in the second half of 2014.
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

In 2016, we anticipate that the cost of revenue will increase as we expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services.
Research and development

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(dollars in millions)
Research and development	$4,816	$2,666	$1,415	81%	88%
Percentage of revenue	27%	21%	18%

2015 Compared to 2014. Research and development expenses in 2015 increased $2.15 billion, or 81%, compared to 2014. The majority of the increase was due to an increase in share-based compensation expense of $1.02 billion compared to 2014, which reflected the full year impact of share-based compensation related to the acquisitions completed in the second half of 2014. In addition, other payroll and benefits expense increased as a result of a 43% growth in employee headcount from December 31, 2014 to December 31, 2015 in engineering and other technical functions.
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
In 2016, we plan to continue hiring software engineers and other technical employees and increasing our investment to support our research and development initiatives.
Marketing and sales

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(dollars in millions)
Marketing and sales	$2,725	$1,680	$997	62%	69%
Percentage of revenue	15%	13%	13%

2015 Compared to 2014. Marketing and sales expenses in 2015 increased $1.05 billion, or 62%, compared to 2014. The majority of the increase was due to increases in amortization of our intangible assets of $305 million due to the full year impact of acquisitions completed in the second half of 2014, and in payroll and benefits expenses as a result of a 32% increase in employee headcount from December 31, 2014 to December 31, 2015 in our marketing and sales functions. Additionally, our marketing expenses increased $258 million in 2015, compared to 2014.
2014 Compared to 2013. Marketing and sales expenses in 2014 increased $683 million, or 69%, compared to 2013. The increase was primarily due to an increase in payroll and benefits expenses resulting from a 44% increase in employee headcount from December 31, 2013 to December 31, 2014 in our marketing and sales functions. Our marketing expenses also increased $150 million in 2014, compared to 2013. Additionally, share-based compensation expense also increased $116 million compared to 2013.
In 2016, we plan to continue to increase our investment and hire marketing and sales employees to support our marketing efforts.
General and administrative

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(dollars in millions)
General and administrative	$1,295	$973	$781	33%	25%
Percentage of revenue	7%	8%	10%

2015 Compared to 2014. General and administrative expenses in 2015 increased $322 million, or 33%, compared to 2014. The increase was primarily due to an increase in payroll and benefits expenses as a result of a 36% increase in employee headcount from December 31, 2014 to December 31, 2015 in general and administrative functions, including an increase of $20 million in share-based compensation expense in 2015, and to a lesser extent, higher legal and other professional services fees.
2014 Compared to 2013. General and administrative expenses in 2014 increased $192 million, or 25%, compared to 2013. The increase was primarily due to an increase in payroll and benefits expenses resulting from a 55% increase in employee headcount in general and administrative functions. Share-based compensation expense also increased $71 million compared to 2013. Additionally, professional services expense in 2014 also increased $58 million primarily due to higher consulting and other professional service fees.
In 2016, we plan to increase general and administrative employee headcount to support overall company growth.
Interest and other income/(expense), net

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(in millions)
Interest income/(expense), net	$29	$4	$(37)	625%	111%
Other income/(expense), net	(60)	(88)	(13)	32%	(577)%
Interest and other income/(expense), net	$(31)	$(84)	$(50)	63%	(68)%

2015 Compared to 2014. Interest and other income/(expense), net in 2015 increased $53 million, or 63%, compared to 2014. Other income/(expense), net increased primarily due to a decrease in foreign exchange losses resulting from the periodic re-measurement of our foreign currency balances. In addition, interest income/(expense), net increased due to higher invested cash balances and interest rates.
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
Provision for income taxes

	Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
	(dollars in millions)
Provision for income taxes	$2,506	$1,970	$1,254	27%	57%
Effective tax rate	40%	40%	46%

2015 Compared to 2014. Our provision for income taxes in 2015 increased $536 million, or 27%, compared to 2014, primarily due to an increase in income before provision for income taxes. Our effective tax rate in 2015 remained flat, compared to 2014.
Our effective tax rate differs from the U.S. statutory rate primarily because of the impact of acquiring intellectual property and integrating it into our business, non-deductible share-based compensation, operations in jurisdictions with tax rates lower than the U.S., and tax research credits. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.
On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. This opinion concluded that related parties in a cost-sharing arrangement are not required to share share-based compensation. A final decision was issued by the Tax Court, however, this decision may be appealed by the Commissioner. The impact of the conclusions stated by the Tax Court in its opinion was not material to our consolidated financial statements.

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

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2015. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Advertising	$5,637	$4,299	$3,827	$3,317	$3,594	$2,957	$2,676	$2,265
Payments and other fees	204	202	215	226	257	246	234	237
Total revenue	5,841	4,501	4,042	3,543	3,851	3,203	2,910	2,502
Costs and expenses:
Cost of revenue	824	720	668	654	653	565	473	462
Research and development	1,314	1,271	1,170	1,062	1,111	608	492	455
Marketing and sales	772	706	626	620	624	374	358	323
General and administrative	371	345	305	274	330	259	197	187
Total costs and expenses (1)	3,281	3,042	2,769	2,610	2,718	1,806	1,520	1,427
Income from operations	2,560	1,459	1,273	933	1,133	1,397	1,390	1,075
Interest and other income/(expense), net	(3)	(27)	—	(1)	(19)	(61)	(4)	—
Income before provision for income taxes	2,557	1,432	1,273	932	1,114	1,336	1,386	1,075
Provision for income taxes	995	536	554	420	413	530	595	433
Net income	$1,562	$896	$719	$512	$701	$806	$791	$642
Less: Net income attributable to participating securities	7	5	4	3	5	4	3	3
Net income attributable to Class A and Class B common stockholders	$1,555	$891	$715	$509	$696	$802	$788	$639
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.55	$0.32	$0.26	$0.18	$0.25	$0.31	$0.31	$0.25
Diluted	$0.54	$0.31	$0.25	$0.18	$0.25	$0.30	$0.30	$0.25

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in millions)
Cost of revenue	$22	$21	$21	$17	$18	$16	$16	$12
Research and development	583	598	603	566	685	243	219	181
Marketing and sales	84	82	82	72	103	53	50	43
General and administrative	57	56	57	48	90	41	29	38
Total share-based compensation expense	$746	$757	$763	$703	$896	$353	$314	$274
(1) Total costs and expenses increased in the fourth quarter of 2014 compared to the third quarter of 2014, primarily due to increases in share-based compensation expense and amortization of intangible assets related to our acquisitions.

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(as a percentage of total revenue)
Consolidated Statements of Income Data:
Revenue:
Advertising	97%	96%	95%	94%	93%	92%	92%	91%
Payments and other fees	3	4	5	6	7	8	8	9
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	16	17	18	17	18	16	18
Research and development	22	28	29	30	29	19	17	18
Marketing and sales	13	16	15	17	16	12	12	13
General and administrative	6	8	8	8	9	8	7	7
Total costs and expenses	56	68	69	74	71	56	52	57
Income from operations	44	32	31	26	29	44	48	43
Interest and other income/(expense), net	—	(1)	—	—	—	(2)	—	—
Income before provision for income taxes	44	32	31	26	29	42	48	43
Provision for income taxes	17	12	14	12	11	17	20	17
Net income	27%	20%	18%	14%	18%	25%	27%	26%
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	—
Net income attributable to Class A and Class B common stockholders	27%	20%	18%	14%	18%	25%	27%	26%

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(as a percentage of total revenue)
Cost of revenue	—%	—%	1%	—%	—%	—%	1%	—%
Research and development	10	13	15	16	18	8	8	7
Marketing and sales	1	2	2	2	3	2	2	2
General and administrative	1	1	1	1	2	1	1	2
Total share-based compensation expense	13%	17%	19%	20%	23%	11%	11%	11%
Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$8,599	$5,457	$4,222
Net cash used in investing activities	(9,434)	(5,913)	(2,624)
Net cash provided by (used in) financing activities	1,582	1,571	(667)
Purchases of property and equipment	(2,523)	(1,831)	(1,362)
Depreciation and amortization	1,945	1,243	1,011
Share-based compensation	2,960	1,786	906
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $18.43 billion as of December 31, 2015, an increase of $7.24 billion from December 31, 2014, primarily due to $8.60 billion of cash generated from operations and $1.72 billion in excess tax benefits from share-based award activity, partially offset by $2.52 billion for purchases of property and equipment and $313 million for acquisitions of businesses and other assets.
Cash paid for income taxes (net of refunds) was $270 million for the year ended December 31, 2015. As of December 31, 2015, our federal net operating loss carryforward was $2.70 billion, although we anticipate only a relatively small portion of this will be available to offset our federal taxable income in 2016. As of December 31, 2015, we had $1.08 billion of federal tax credits, substantially all of which will be available to offset our federal tax liabilities in 2016. We expect that the amount of cash paid for income taxes to significantly increase in 2016.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of December 31, 2015, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of December 31, 2015, $1.90 billion of the $18.43 billion in cash and cash equivalents, and marketable securities was held by our foreign subsidiaries. Substantially all of these funds are in jurisdictions for which we are indefinitely reinvesting the earnings of the local subsidiary. We have provided residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary, however the amount of taxes provided has been insignificant.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

Cash Provided by Operating Activities
Cash flow from operating activities during 2015, mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.96 billion and total depreciation and amortization of $1.95 billion. The increase in cash flow from operating activities during 2015 compared to 2014, was primarily due to an increase in net income, as adjusted for share-based compensation expense, and higher income tax payable as of December 31, 2015 compared to 2014.
Cash flow from operating activities during 2014, primarily consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $1.79 billion and total depreciation and amortization of $1.24 billion. The cash flow from operating activities during 2014 compared to 2013 increased mainly due to an increase in net income of $1.44 billion, as adjusted for certain non-cash items described above, partially offset by a decrease in income tax refunds of $415 million.
Cash flow from operating activities during 2013, primarily consisted of net income, adjusted for certain non-cash items, such as depreciation and amortization of $1.01 billion and share-based compensation expense of $906 million, and an increase in other liabilities related to uncertain tax positions. The cash flow from operating activities during 2013 compared to 2012 increased mainly due to an increase in net income of $1.45 billion and uncertain tax position of $786 million. In addition, we received income tax refunds of $421 million in 2013.
Cash Used in Investing Activities
Cash used in investing activities was $9.43 billion during 2015, primarily due to $6.70 billion for net purchases of marketable securities and $2.52 billion for capital expenditures as we continued to invest in servers, data centers, network infrastructure, and office buildings. The increase in cash used in investing activities during 2015 compared to 2014 was mainly due to increases in net purchases of marketable securities, partially offset by a decrease in acquisitions of businesses and purchases of intangible assets.
Cash used in investing activities during 2014 primarily resulted from $4.98 billion for the acquisition of businesses and $1.83 billion for capital expenditures related to network infrastructure and the construction of data centers and office buildings, partially offset by $1.24 billion for the net sales and maturities of marketable securities. The increase in cash used in investing activities during 2014 compared to 2013 was mainly due to increases in acquisitions of businesses and purchases of intangible assets, and capital expenditures, partially offset by net sales of marketable securities.
Cash used in investing activities during 2013 primarily resulted from $1.36 billion for capital expenditures related to the purchase of servers, network infrastructure, and the construction of data centers, as well as $882 million for the net purchase of marketable securities and $368 million for the acquisition of businesses and other assets, such as patents. The decrease in cash used in investing activities during 2013 compared to 2012 was mainly due to decreases in the purchase of marketable securities and the acquisitions of businesses and purchases of intangible assets.
We anticipate making capital expenditures in 2016 of approximately $4.0 billion to $4.5 billion.
Cash Provided by (Used in) Financing Activities
Cash flow from financing activities during 2015, mostly consisted of excess tax benefit from share-based award activity and principal payments on capital lease obligations. The increase in cash provided by financing activities was mostly due to lower principal payments related to our capital lease transactions and lower tax payments related to the net share settlement, partially offset by a decrease of excess tax benefit from share-based award activity.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations
Our principal commitments consist of obligations under operating and capital leases for equipment, office, and data center facilities. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2015 (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,452	$209	$446	$359	$438
Capital lease obligations	174	16	31	33	94
Financing obligation - building in progress - leased facility(1)	337	—	—	38	299
Other contractual commitments(2)	1,222	752	86	73	311
Total contractual obligations	$3,185	$977	$563	$503	$1,142

(1)
Financing obligation - building in progress - leased facility represents our commitment to lease an entire office building in London, United Kingdom, that is currently under construction. As of December 31, 2015, $62 million of the total obligation was recorded as a liability and is included in other liabilities on our consolidated balance sheets. See Note 10 of the accompanying notes to our consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure for our data center operations and, to a lesser extent, construction commitments related to our data center sites.
In addition, our other liabilities include $2.46 billion related to uncertain tax positions as of December 31, 2015. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
See Note 10 of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We early adopted this standard retrospectively, and reclassified our current deferred tax assets to noncurrent deferred tax assets for all periods presented. As a result of the reclassifications, certain noncurrent deferred tax liabilities were netted with noncurrent deferred tax assets.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $66 million, $87 million, and $14 million in 2015, 2014, and 2013, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $173 million and $63 million in the market value of our available-for-sale debt securities as of December 31, 2015 and December 31, 2014, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Facebook, Inc.
We have audited the accompanying consolidated balance sheets of Facebook, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Facebook, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Facebook, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
January 28, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Facebook, Inc.

We have audited Facebook, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Facebook, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Facebook, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Facebook, Inc. and our report dated January 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
January 28, 2016

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,907	$4,315
Marketable securities	13,527	6,884
Accounts receivable, net of allowances for doubtful accounts of $68 and $39 as of December 31, 2015 and December 31, 2014, respectively	2,559	1,678
Prepaid expenses and other current assets	659	513
Total current assets	21,652	13,390
Property and equipment, net	5,687	3,967
Intangible assets, net	3,246	3,929
Goodwill	18,026	17,981
Other assets	796	699
Total assets	$49,407	$39,966

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$196	$176
Partners payable	217	202
Accrued expenses and other current liabilities	1,449	866
Deferred revenue and deposits	56	66
Current portion of capital lease obligations	7	114
Total current liabilities	1,925	1,424
Capital lease obligations, less current portion	107	119
Other liabilities	3,157	2,327
Total liabilities	5,189	3,870
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,293 million and 2,234 million shares issued and outstanding, including 8 million and 13 million outstanding shares subject to repurchase, as of December 31, 2015 and December 31, 2014, respectively; 4,141 million Class B shares authorized, 552 million and 563 million shares issued and outstanding, including 3 million and 6 million outstanding shares subject to repurchase, as of December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	34,886	30,225
Accumulated other comprehensive loss	(455)	(228)
Retained earnings	9,787	6,099
Total stockholders' equity	44,218	36,096
Total liabilities and stockholders' equity	$49,407	$39,966
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$17,928	$12,466	$7,872
Costs and expenses:
Cost of revenue	2,867	2,153	1,875
Research and development	4,816	2,666	1,415
Marketing and sales	2,725	1,680	997
General and administrative	1,295	973	781
Total costs and expenses	11,703	7,472	5,068
Income from operations	6,225	4,994	2,804
Interest and other income/(expense), net	(31)	(84)	(50)
Income before provision for income taxes	6,194	4,910	2,754
Provision for income taxes	2,506	1,970	1,254
Net income	$3,688	$2,940	$1,500
Less: Net income attributable to participating securities	19	15	9
Net income attributable to Class A and Class B common stockholders	$3,669	$2,925	$1,491
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.31	$1.12	$0.62
Diluted	$1.29	$1.10	$0.60
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,803	2,614	2,420
Diluted	2,853	2,664	2,517
Share-based compensation expense included in costs and expenses:
Cost of revenue	$81	$62	$42
Research and development	2,350	1,328	604
Marketing and sales	320	249	133
General and administrative	218	198	127
Total share-based compensation expense	$2,969	$1,837	$906
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$3,688	$2,940	$1,500
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(202)	(239)	11
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(25)	(3)	1
Comprehensive income	$3,461	$2,698	$1,512
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2012	2,372	$—	$10,094	$2	$1,659	$11,755
Issuance of common stock, net of issuance costs	27	—	1,478	—	—	1,478
Issuance of common stock for cash upon exercise of stock options	101	—	26	—	—	26
Issuance of common stock to nonemployees for past services	—	—	3	—	—	3
Issuance of common stock related to acquisitions	9	—	77	—	—	77
Issuance of common stock for settlement of RSUs	65	—	—	—	—	—
Shares withheld related to net share settlement	(27)	—	(889)	—	—	(889)
Share-based compensation, related to employee share-based awards	—	—	906	—	—	906
Tax benefit from share-based award activity	—	—	602	—	—	602
Other comprehensive income	—	—	—	12	—	12
Net income	—	—	—	—	1,500	1,500
Balances at December 31, 2013	2,547	—	12,297	14	3,159	15,470
Issuance of common stock for cash upon exercise of stock options	9	—	18	—	—	18
Issuance of common stock related to acquisitions	201	—	14,344	—	—	14,344
Issuance of common stock for settlement of RSUs	41	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(73)	—	—	(73)
Share-based compensation, related to employee share-based awards	—	—	1,786	—	—	1,786
Tax benefit from share-based award activity	—	—	1,853	—	—	1,853
Other comprehensive loss	—	—	—	(242)	—	(242)
Net income	—	—	—	—	2,940	2,940
Balances at December 31, 2014	2,797	—	30,225	(228)	6,099	36,096
Issuance of common stock for cash upon exercise of stock options	4	—	—	—	—	—
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(20)	—	—	(20)
Share-based compensation, related to employee share-based awards	—	—	2,960	—	—	2,960
Tax benefit from share-based award activity	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	(227)	—	(227)
Net income	—	—	—	—	3,688	3,688
Balances at December 31, 2015	2,845	$—	$34,886	$(455)	$9,787	$44,218

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$3,688	$2,940	$1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,945	1,243	1,011
Lease abandonment	—	(31)	117
Share-based compensation	2,960	1,786	906
Deferred income taxes	(795)	(210)	(37)
Tax benefit from share-based award activity	1,721	1,853	602
Excess tax benefit from share-based award activity	(1,721)	(1,869)	(609)
Other	17	7	56
Changes in assets and liabilities:
Accounts receivable	(973)	(610)	(378)
Prepaid expenses and other current assets	(144)	(123)	355
Other assets	(3)	(216)	(142)
Accounts payable	18	31	26
Partners payable	17	(28)	12
Accrued expenses and other current liabilities	513	328	(38)
Deferred revenue and deposits	(9)	10	8
Other liabilities	1,365	346	833
Net cash provided by operating activities	8,599	5,457	4,222
Cash flows from investing activities
Purchases of property and equipment	(2,523)	(1,831)	(1,362)
Purchases of marketable securities	(15,938)	(9,104)	(7,433)
Sales of marketable securities	6,928	8,438	2,988
Maturities of marketable securities	2,310	1,909	3,563
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(313)	(4,975)	(368)
Change in restricted cash and deposits	102	(348)	(11)
Other investing activities, net	—	(2)	(1)
Net cash used in investing activities	(9,434)	(5,913)	(2,624)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	—	1,478
Taxes paid related to net share settlement	(20)	(73)	(889)
Proceeds from exercise of stock options	—	18	26
Repayment of long-term debt	—	—	(1,500)
Principal payments on capital lease obligations	(119)	(243)	(391)
Excess tax benefit from share-based award activity	1,721	1,869	609
Net cash provided by (used in) financing activities	1,582	1,571	(667)
Effect of exchange rate changes on cash and cash equivalents	(155)	(123)	8
Net increase in cash and cash equivalents	592	992	939
Cash and cash equivalents at beginning of period	4,315	3,323	2,384
Cash and cash equivalents at end of period	$4,907	$4,315	$3,323
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow data
Cash paid during the period for:
Interest	$10	$14	$38
Income taxes	$273	$184	$82
Cash received during the period for:
Income taxes	$3	$6	$421
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$88	$91	$53
Property and equipment acquired under capital leases	$—	$—	$11
Fair value of shares issued related to acquisitions of businesses	$—	$14,344	$77
Promissory note payable issued in connection with an acquisition	$198	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Organization and Description of Business
Facebook was incorporated in Delaware in July 2004. Our mission is to give people the power to share and make the world more open and connected. We generate substantially all of our revenue from advertising.
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
Revenue Recognition
We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.
Revenue for the years ended December 31, 2015, 2014, and 2013 consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Advertising	$17,079	$11,492	$6,986
Payments and other fees	849	974	886
Total revenue	$17,928	$12,466	$7,872

Advertising
Advertising revenue is generated by displaying ad products on the Facebook properties, including our mobile applications, and third-party affiliated websites or mobile applications. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users, or the number of impressions delivered. The typical term of an advertising arrangement is less than one month with billing generally occurring after the delivery of the advertisement.
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
When a person engages in a payment transaction for the purchase of a virtual or digital good from a developer, we remit to the developer an amount that is based on the total amount of the transaction less the processing fee that we charge the developer. The price of the purchase is an amount that is solely determined by the developer. Our revenue is the net amount of the transaction, representing our processing fee for the service performed. We record revenue on a net basis as we do not consider ourselves to be the principal in the sale of the virtual or digital good to the person. Additionally, we record all Payments revenue at the time of the purchase of the related virtual goods, net of estimated refunds or chargebacks.
Other fees, which includes our ad serving and measurement products and the delivery of virtual reality platform devices, were not material in all periods presented in our financial statements.
Revenue is recognized net of applicable sales and other taxes.
Cost of Revenue
Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, energy and bandwidth costs, and salaries, benefits, and share-based compensation for employees on our operations teams. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, amortization of intangible assets, costs associated with data partner arrangements, and cost of virtual reality platform device inventory sold.
Share-based Compensation
We account for share-based employee compensation plans under the fair value recognition and measurement provisions of GAAP. Those provisions require all share-based payments to employees, including grants of stock options and restricted stock units (RSUs), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in our consolidated statements of income over the period during which the employee is required to perform service in exchange for the award. The majority of our awards are earned over a service period of four years.
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
During the years ended December 31, 2015, 2014, and 2013, we realized tax benefits from share-based award activity of $1.72 billion, $1.85 billion, and $602 million, respectively. These amounts reflect the extent that the total reduction to our income tax liability from share-based award activity was greater than the amount of the deferred tax assets that we had previously recorded in anticipation of these benefits. These amounts are the aggregate of the individual transactions in which the reduction to our income tax liability was greater than the deferred tax assets that we recorded, reduced by any individual transactions in which the reduction to our income tax liability was less than the deferred tax assets that were recorded. These net amounts were recorded as an adjustment to stockholders' equity in each period, as an increase to cash flows from operating activities, and were not recognized in our consolidated statements of income.
In addition, we reported excess tax benefits that decreased our cash flows from operating activities and increased our cash flows from financing activities for the years ended December 31, 2015, 2014, and 2013, by $1.72 billion, $1.87 billion, and $609 million, respectively. The amounts of these excess tax benefits reflect the total of the individual transactions in which the reduction to our income tax liability was greater than the deferred tax assets that were recorded, but were not reduced by any of the individual transactions in which the reduction to our income tax liability was less than the deferred tax assets that were recorded.
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
Advertising Expense
Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $281 million, $135 million, and $117 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Network equipment	Three to five years
Buildings	Three to 30 years
Computer software, office equipment and other	Three to five years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

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
Lease Obligations
We lease office space, data centers, and equipment under non-cancelable capital and operating leases with various expiration dates through 2032. Certain of the operating lease agreements contain rent holidays, rent escalation provisions, and purchase options. Rent holidays and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.
We record assets and liabilities for the estimated construction costs incurred by third parties under build-to-suit lease arrangements to the extent that we are involved in the construction of structural improvements or bear construction risk prior to commencement of a lease.
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
Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets
We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of December 31, 2015, no impairment of goodwill or indefinite-lived intangible assets has been identified.
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
Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2015	2014
Deferred revenue	$28	$38
Deposits	28	28
Total deferred revenue and deposits	$56	$66

Foreign Currency
Generally the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders' equity. As of December 31, 2015 and 2014, we had a cumulative translation loss, net of tax of $430 million and $227 million, respectively. Net losses resulting from foreign exchange transactions were $66 million, $87 million, and $14 million for the years ended December 31, 2015, 2014, and 2013, respectively. These losses were recorded as interest and other income/(expense), net in our consolidated statements of income.
Credit Risk and Concentration
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Cash equivalents consist of short-term money market funds, which are managed by reputable financial institutions. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy limits investment instruments to U.S. government securities, U.S. government agency securities, and corporate debt securities with the main objective of preserving capital and maintaining liquidity.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 47%, 45%, and 46% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Brazil, Canada, and Australia.
We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2015, 2014, and 2013, our bad debt expenses were $44 million, $19 million, and $21 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
No customer represented 10% or more of total revenue during the years ended December 31, 2015, 2014, and 2013.

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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We early adopted this standard retrospectively, and reclassified $280 million of our current deferred tax assets to noncurrent deferred tax assets as of December 31, 2014. This resulted in net adjustments of $62 million increase and $218 million decrease to our noncurrent deferred tax assets and noncurrent deferred tax liability, respectively, on our December 31, 2014 consolidated balance sheet.

Note 2.	Acquisitions
During the year ended December 31, 2015, we completed several business acquisitions for total consideration of $488 million, primarily related to a business combination involving land and buildings adjacent to our headquarters in Menlo Park. Included in this amount is a $198 million promissory note payable issued in connection with this particular acquisition. This promissory note payable is classified under accrued expenses and other current liabilities in our consolidated balance sheets. These acquisitions were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2015 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.
The following table summarizes the allocation of the total consideration transferred during the year ended December 31, 2015, including the related estimated useful lives, where applicable:

	(in millions)	Useful lives (in years)
Finite-lived intangible assets:
Acquired technology	$30	3
Other	5	3
Land acquired	379
Other net tangible assets acquired	12
Deferred tax assets, net	17
Net assets acquired	$443
Goodwill	45
Total fair value consideration	$488
Goodwill generated from all business acquisitions completed during the year ended December 31, 2015 is primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that is deductible for tax purposes is not material.

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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and inducement awards under separate non-plan RSU award agreements. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.
Basic and dilutive securities in our basic and diluted EPS calculation for the year ended December 31, 2015 and 2014 do not include contingent earn-out shares. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones have not been met as of December 31, 2015 and accordingly, these shares have been excluded from the effect of basic and dilutive securities.
The RSUs excluded from the EPS calculation because the impact would be anti-dilutive, were not material for the years ended December 31, 2015, 2014, and 2013, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$2,959	$729	$2,308	$632	$1,114	$386
Less: Net income attributable to participating securities	15	4	12	3	7	2
Net income attributable to common stockholders	$2,944	$725	$2,296	$629	$1,107	$384
Denominator
Weighted average shares outstanding	2,259	559	2,059	568	1,803	631
Less: Shares subject to repurchase	10	5	6	7	5	9
Number of shares used for basic EPS computation	2,249	554	2,053	561	1,798	622
Basic EPS	$1.31	$1.31	$1.12	$1.12	$0.62	$0.62
Diluted EPS:
Numerator
Net income attributable to common stockholders	$2,944	$725	$2,296	$629	$1,107	$384
Reallocation of net income attributable to participating securities	19	—	15	—	9	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	725	—	629	—	384	—
Reallocation of net income to Class B common stock	—	15	—	23	—	39
Net income attributable to common stockholders for diluted EPS	$3,688	$740	$2,940	$652	$1,500	$423
Denominator
Number of shares used for basic EPS computation	2,249	554	2,053	561	1,798	622
Conversion of Class B to Class A common stock	554	—	561	—	622	—
Weighted average effect of dilutive securities:
Employee stock options	8	8	13	13	65	65
RSUs	37	9	30	13	25	15
Shares subject to repurchase	5	2	7	4	7	7
Number of shares used for diluted EPS computation	2,853	573	2,664	591	2,517	709
Diluted EPS	$1.29	$1.29	$1.10	$1.10	$0.60	$0.60

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$1,703	$2,162
Money market funds	2,409	2,153
U.S. government securities	597	—
U.S. government agency securities	145	—
Corporate debt securities	53	—
Total cash and cash equivalents	4,907	4,315
Marketable securities:
U.S. government securities	5,948	2,830
U.S. government agency securities	4,475	2,710
Corporate debt securities	3,104	1,344
Total marketable securities	13,527	6,884
Total cash and cash equivalents, and marketable securities	$18,434	$11,199
The gross unrealized gains or losses on our marketable securities as of December 31, 2015 and 2014 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of December 31, 2015. There was no such loss as of December 31, 2014. As of December 31, 2015, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2015	2014
Due in one year	$5,029	$3,422
Due in one to two years	8,498	3,462
Total	$13,527	$6,884

Note 5.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,409	$2,409	$—	$—
U.S. government securities	597	597	—	—
U.S. government agency securities	145	145	—	—
Corporate debt securities	53	—	53	—
Marketable securities:
U.S. government securities	5,948	5,948	—	—
U.S. government agency securities	4,475	4,475	—	—
Corporate debt securities	3,104	—	3,104	—
Total cash equivalents and marketable securities	$16,731	$13,574	$3,157	$—

Other liabilities:
Contingent consideration liability	$260	$—	$—	$260

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Cash equivalents:
Money market funds	$2,153	$2,153	$—	$—
Marketable securities:
U.S. government securities	2,830	2,830	—	—
U.S. government agency securities	2,710	2,710	—	—
Corporate debt securities	1,344	—	1,344	—
Total cash equivalents and marketable securities	$9,037	$7,693	$1,344	$—

Other liabilities:
Contingent consideration liability	$191	$—	$—	$191
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with an acquisition in 2014 within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the year ended December 31, 2015, we recognized an increase in the fair value of our contingent liability of $69 million, in research and development expense in our consolidated statements of income, primarily due to an increase in the fair value of our common stock.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	December 31,
	2015	2014
Land	$596	$153
Buildings	2,273	1,420
Leasehold improvements	447	304
Network equipment	3,633	3,020
Computer software, office equipment and other	248	149
Construction in progress	622	738
Total	7,819	5,784
Less: Accumulated depreciation	(2,132)	(1,817)
Property and equipment, net	$5,687	$3,967

Depreciation expense on property and equipment was $1.22 billion, $923 million, and $857 million during 2015, 2014, and 2013, respectively.
Property and equipment at December 31, 2015 and 2014 includes $287 million and $700 million, respectively, acquired under capital lease agreements, of which the majority is included in network equipment. Accumulated depreciation of property and equipment acquired under these capital leases was $71 million and $425 million at December 31, 2015 and 2014, respectively.
Construction in progress includes costs primarily related to construction of data centers and office buildings, and network equipment infrastructure to support our data centers around the world. The construction of office buildings includes the leased office space in London, United Kingdom for which we are considered to be the owner for accounting purposes. See Note 10 in these notes to the consolidated financial statements for additional information. No interest was capitalized during the years ended December 31, 2015 and 2014. Interest capitalized during the year ended December 31, 2013 was not material.

Note 7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in millions):

Balance as of December 31, 2013	$839
Goodwill acquired	17,150
Effect of currency translation adjustment	(8)
Balance as of December 31, 2014	$17,981
Goodwill acquired	45
Balance as of December 31, 2015	$18,026

Intangible assets consist of the following (in millions):

		December 31, 2015			December 31, 2014
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	5.7	$2,056	$(382)	$1,674	$2,056	$(85)	$1,971
Acquired technology	3.3	831	(310)	521	813	(144)	669
Acquired patents	6.5	785	(333)	452	773	(239)	534
Trade names	4.1	629	(163)	466	632	(46)	586
Other	3.5	162	(89)	73	164	(55)	109
Total finite-lived intangible assets	5.2	$4,463	$(1,277)	$3,186	$4,438	$(569)	$3,869

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$60	$—	$60	$60	$—	$60

Total intangible assets		$4,523	$(1,277)	$3,246	$4,498	$(569)	$3,929

As of December 31, 2015, technological feasibility has not been established for our IPR&D intangible assets. They have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense of intangible assets for the years ended December 31, 2015, 2014, and 2013 was $730 million, $319 million, and $145 million, respectively.
As of December 31, 2015, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2016	$701
2017	658
2018	603
2019	520
2020	357
Thereafter	347
Total	$3,186

Note 8.	Liabilities
The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2015	2014
Accrued compensation and benefits	$473	$322
Accrued property and equipment	192	164
Promissory note payable(1)	201	—
Other current liabilities	583	380
Accrued expenses and other current liabilities	$1,449	$866
(1) See Note 2 in these notes to the consolidated financial statements for additional information related to our promissory note payable.

The components of other liabilities are as follows (in millions):

	December 31,
	2015	2014
Income tax payable	$2,458	$1,190
Deferred tax liabilities(1)	163	769
Contingent consideration liability	267	193
Other liabilities	269	175
Other liabilities	$3,157	$2,327

(1)
In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We early adopted this standard retrospectively, and as a result of the reclassifications, certain noncurrent deferred tax liabilities were netted with noncurrent deferred tax assets. See Note 1 in these notes to the consolidated financial statements for additional information.

Note 9.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of December 31, 2015, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 10.	Commitments and Contingencies
Commitments
Leases
We entered into various capital lease arrangements to obtain property and equipment for our operations. Additionally, on occasion we have purchased property and equipment for which we have subsequently obtained capital financing under sale-leaseback transactions. These agreements are typically for three years, except for a building lease which is for 15 years, with interest rates ranging from 1% to 13%. The leases are secured by the underlying leased buildings, leasehold improvements, and equipment. We have also entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land, and data centers with original lease periods expiring between 2016 and 2032. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable capital and operating leases as of December 31, 2015 (in millions):

	Capital Leases	Operating Leases	Financing obligation, building in progress - leased facility(1)
2016	$16	$209	$—
2017	15	230	—
2018	16	216	—
2019	16	200	13
2020	17	159	25
Thereafter	94	438	299
Total minimum lease payments	$174	$1,452	$337
Less: amount representing interest and taxes	(60)
Less: current portion of the present value of minimum lease payments	(7)
Capital lease obligations, net of current portion	$107

(1)
In 2015, we entered into an agreement to lease an entire office building in London, United Kingdom, that is currently under construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project for accounting purposes. The above financing obligation, building in progress - leased facility represents the total expected financing and lease obligation associated with this lease and will be settled through monthly lease payments to the landlord when we occupy the office space upon completion. This amount includes $62 million that is included in property and equipment, net and other liabilities on our consolidated balance sheets as of December 31, 2015.
Operating lease expense was $181 million, $125 million, and $130 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other contractual commitments
We also have $1.22 billion of non-cancelable contractual commitments as of December 31, 2015, primarily related to network infrastructure for our data center operations and, to a lesser extent, construction of our data center sites. The majority of these commitments are due within five years.
Contingencies
Legal Matters
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. In addition, the events surrounding our IPO became the subject of various state and federal government inquiries. In May 2014, the Securities and Exchange Commission (SEC) notified us that it had terminated its inquiry and that no enforcement action had been recommended by the SEC.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows. In our opinion, as of December 31, 2015, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2015.

Note 11.	Stockholders' Equity
Follow-on Offering
In December 2013, we completed a follow-on offering in which we issued and sold 27 million shares of Class A common stock at a public offering price of $55.05 per share and the selling stockholders sold 43 million shares of Class A common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds received from the follow-on offering were $1.48 billion after deducting underwriting discounts and commissions of $7 million and other offering expenses of approximately $1 million.

Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2015, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2015, we did not declare any dividends and our credit facility contains restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
As of December 31, 2015, there were 2,293 million shares and 552 million shares of Class A common stock and Class B common stock, respectively, issued and outstanding.
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
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan increases automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total outstanding shares of our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2015 and 2014. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued, forfeited or repurchased at their original issue price, or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan and shares that are withheld in connection with the net settlement of RSUs are also added to the reserves of the 2012 Plan. In January 2014, we began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our previous approach of net share settlement. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our board of directors or a committee thereof.
In connection with an acquisition in 2014, we granted inducement awards covering an aggregate of 37 million RSUs earned over a service period of four years. These awards are excluded from the Stock Plans and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The following table summarizes the activities of stock option awards under the Stock Plans for the year ended December 31, 2015:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2014	12,984	$4.78
Stock options exercised	(4,541)	0.48
Balance as of December 31, 2015	8,443	$7.10	3.7	$824
Stock options vested and expected to vest as of December 31, 2015	8,441	$7.10	3.7	$824
Stock options exercisable as of December 31, 2015	6,250	$5.19	3.3	$622

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock, as reported on the NASDAQ Global Select Market, of $104.66 on December 31, 2015.

There were no options granted, forfeited, or canceled for the year ended December 31, 2015. The aggregate intrinsic value of the options exercised in the years ended December 31, 2015, 2014, and 2013 was $403 million, $624 million, and $4.58 billion, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2015, 2014, and 2013 was $5 million, $7 million, and $7 million, respectively.
The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.10 - 0.18	446	0.6	$0.11	446	$0.11
0.29 - 0.33	1,182	1.5	0.32	1,182	0.32
1.85	968	3.0	1.85	968	1.85
2.95	1,147	3.6	2.95	1,147	2.95
10.39	3,500	4.6	10.39	2,334	10.39
15.00	1,200	4.8	15.00	173	15.00
	8,443	3.7	$7.10	6,250	$5.19
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2015:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2014	138,055	$55.89
Granted	31,507	82.15
Vested	(46,434)	49.19
Forfeited	(6,719)	51.19
Unvested at December 31, 2015	116,409	$65.95

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2015, 2014, and 2013 was $4.23 billion, $2.77 billion, and $1.55 billion, respectively.
As of December 31, 2015, there was $7.23 billion of unrecognized share-based compensation expense, of which $6.67 billion is related to RSUs and $559 million is related to restricted shares, shares with performance conditions related to our contingent consideration, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 12.	Interest and other income/(expense), net
The following table presents the detail of interest and other income/(expense), net, for the periods presented (in millions):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$(23)	$(23)	$(56)
Interest income	52	27	19
Foreign currency exchange losses, net	(66)	(87)	(14)
Other	6	(1)	1
Interest and other income/(expense), net	$(31)	$(84)	$(50)

Note 13.	Income Taxes
The components of income before provision for income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$2,802	$4,918	$3,197
Foreign	3,392	(8)	(443)
Income before provision for income taxes	$6,194	$4,910	$2,754
The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$3,012	$1,999	$1,154
State	183	130	69
Foreign	123	96	68
Total current tax expense	3,318	2,225	1,291
Deferred:
Federal	(800)	(240)	(28)
State	(17)	(14)	(7)
Foreign	5	(1)	(2)
Total deferred tax benefit	(812)	(255)	(37)
Provision for income taxes	$2,506	$1,970	$1,254

A reconciliation of the U.S. federal statutory income tax rate of 35.0% to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.4	1.6
Research tax credits	(1.4)	(1.1)	(4.7)
Share-based compensation	2.2	6.5	5.2
Effect of non-U.S. operations	(0.9)	(3.6)	6.8
Other	3.5	1.9	1.6
Effective tax rate	40.4%	40.1%	45.5%

Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders' equity. The income tax benefits resulting from stock awards that were credited to stockholders' equity were $1.72 billion, $1.85 billion and $602 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$476	$130
Tax credit carryforward	297	190
Share-based compensation	529	225
Accrued expenses and other liabilities	239	136
Other	34	21
Total deferred tax assets	1,575	702
Less: valuation allowance	(205)	(101)
Deferred tax assets, net of valuation allowance	1,370	601

Deferred tax liabilities:
Depreciation and amortization	(270)	(101)
Purchased intangible assets	(934)	(1,190)
Deferred foreign taxes	(15)	—
Total deferred tax liabilities	(1,219)	(1,291)
Net deferred tax assets (liabilities)	$151	$(690)
The valuation allowance was approximately $205 million and $101 million as of December 31, 2015 and 2014, respectively, primarily related to state tax credits that we do not believe will ultimately be realized.
As of December 31, 2015, the U.S. federal and state net operating loss carryforwards were $2.70 billion and $3.31 billion, which will begin to expire in 2032 and 2023, respectively, if not utilized. If realized, the impact of the net operating loss carryforwards will be recognized as a benefit of $655 million through additional paid in capital. We have federal and state tax credit carryforwards of $1.08 billion and $905 million, respectively, which will begin to expire in 2030 and 2032, respectively, if not utilized.
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
Our net foreign pretax income includes jurisdictions with both pretax earnings and pretax losses. Our consolidated financial statements provide taxes for all related tax liabilities that would arise upon repatriation of earnings in the foreign jurisdictions where we do not intend to indefinitely reinvest those earnings outside the United States, and the amount of taxes provided for has been insignificant.
The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits-beginning of period	$1,682	$1,316	$164
Increases related to prior year tax positions	322	24	425
Decreases related to prior year tax positions	(52)	—	(13)
Increases related to current year tax positions	1,066	346	740
Decreases related to settlements of prior year tax positions	(1)	(4)	—
Gross unrecognized tax benefits-end of period	$3,017	$1,682	$1,316

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2015 and 2014 was not material.
If the balance of gross unrecognized tax benefits of $3.02 billion as of December 31, 2015 was realized in a future period, this would result in a tax benefit of $2.40 billion within our provision of income taxes at such time.
On July 27, 2015, the United States Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. This opinion concluded that related parties in a cost-sharing arrangement are not required to share share-based compensation. A final decision was issued by the Tax Court, however, this decision may be appealed by the Commissioner. The impact of the conclusions stated by the Tax Court in its opinion was not material to our consolidated financial statements.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2010 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2011 and future years remain open to examination by the IRS. Our 2011 and future years remain open to examination in Ireland.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$8,513	$5,649	$3,613
Rest of the world(1)	9,415	6,817	4,259
Total revenue	$17,928	$12,466	$7,872

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented

	December 31,
	2015	2014
Property and equipment, net:
United States	$4,498	$3,256
Sweden	713	514
Rest of the world	476	197
Total property and equipment, net	$5,687	$3,967

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2015.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of January 2016.

FACEBOOK, INC.

Date:	January 28, 2016	/S/ David M. Wehner
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2016
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	January 28, 2016
David M. Wehner

/S/ Jas Athwal	Chief Accounting Officer (Principal Accounting Officer)	January 28, 2016
Jas Athwal

/s/ Marc L. Andreessen	Director	January 25, 2016
Marc L. Andreessen

/s/ Erskine B. Bowles	Director	January 27, 2016
Erskine B. Bowles

/s/ Susan D. Desmond-Hellmann	Director	January 27, 2016
Susan D. Desmond-Hellmann

/s/ Reed Hastings	Director	January 26, 2016
Reed Hastings

/s/ Jan Koum	Director	January 28, 2016
Jan Koum

/s/ Sheryl K. Sandberg	Director	January 28, 2016
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	January 28, 2016
Peter A. Thiel

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Sixth Amended and Restated Investors' Rights Agreement, dated December 27, 2010, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2	February 8, 2012
4.4	Amendment No. 1 to Sixth Amended and Restated Investors' Rights Agreement, dated May 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2A	May 3, 2012
4.5	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-K	001-35551	10.4(A)	February 1, 2013
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.4+	Form of Non-Plan Restricted Stock Unit Award Notice and Award Agreement	S-8	333-199172	99.1	October 6, 2014
10.5+	2015 Bonus Plan.					X
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.7+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.8+	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.	10-K	001-35551	10.8	January 29, 2015
10.9+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.10+	Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.11+	Offer Letter, dated October 6, 2014, between Registrant and Jan Koum.	10-Q	001-35551	10.1	October 30, 2014
10.12†	Lease, dated February 7, 2011, between Registrant and Wilson Menlo Park Campus, LLC.	S-1	333-179287	10.11	February 8, 2012

10.13	Credit Agreement, dated August 15, 2013, between Registrant, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-35551	10.1	August 15, 2013
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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