Form 10-Q
period 2016-03-31
Facebook Inc
filed 2016-04-28
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,311,865,096 shares outstanding as of April 25, 2016
Class B Common Stock $0.000006 par value	548,439,425 shares outstanding as of April 25, 2016

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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we recently discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts have been adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,456	$4,907
Marketable securities	14,165	13,527
Accounts receivable, net of allowances for doubtful accounts of $63 and $68 as of March 31, 2016 and December 31, 2015, respectively	2,348	2,559
Prepaid expenses and other current assets	843	659
Total current assets	23,812	21,652
Property and equipment, net	6,467	5,687
Intangible assets, net	3,067	3,246
Goodwill	18,029	18,026
Other assets	700	796
Total assets	$52,075	$49,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$149	$196
Partners payable	216	217
Accrued expenses and other current liabilities	1,389	1,449
Deferred revenue and deposits	55	56
Current portion of capital lease obligations	—	7
Total current liabilities	1,809	1,925
Capital lease obligations, less current portion	—	107
Other liabilities	3,116	3,157
Total liabilities	4,925	5,189
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,311 million and 2,293 million shares issued and outstanding, including 7 million and 8 million outstanding shares subject to repurchase, as of March 31, 2016 and December 31, 2015, respectively; 4,141 million Class B shares authorized, 549 million and 552 million shares issued and outstanding, including 3 million outstanding shares subject to repurchase, as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	36,129	34,886
Accumulated other comprehensive loss	(276)	(455)
Retained earnings	11,297	9,787
Total stockholders' equity	47,150	44,218
Total liabilities and stockholders' equity	$52,075	$49,407
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$5,382	$3,543
Costs and expenses:
Cost of revenue	838	654
Research and development	1,343	1,062
Marketing and sales	826	620
General and administrative	366	274
Total costs and expenses	3,373	2,610
Income from operations	2,009	933
Interest and other income/(expense), net	56	(1)
Income before provision for income taxes	2,065	932
Provision for income taxes	555	420
Net income	$1,510	$512
Less: Net income attributable to participating securities	5	3
Net income attributable to Class A and Class B common stockholders	$1,505	$509
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.53	$0.18
Diluted	$0.52	$0.18
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,843	2,784
Diluted	2,888	2,836
Share-based compensation expense included in costs and expenses:
Cost of revenue	$22	$17
Research and development	586	566
Marketing and sales	82	72
General and administrative	57	48
Total share-based compensation expense	$747	$703
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,510	$512
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	137	(223)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	42	4
Comprehensive income	$1,689	$293
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$1,510	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552	457
Share-based compensation	747	694
Deferred income taxes	(65)	(223)
Tax benefit from share-based award activity	494	423
Excess tax benefit from share-based award activity	(494)	(423)
Other	13	6
Changes in assets and liabilities:
Accounts receivable	267	84
Prepaid expenses and other current assets	(106)	(43)
Other assets	15	(32)
Accounts payable	2	(15)
Partners payable	(3)	(13)
Accrued expenses and other current liabilities	(16)	134
Deferred revenue and deposits	(2)	(10)
Other liabilities	69	149
Net cash provided by operating activities	2,983	1,700
Cash flows from investing activities
Purchases of property and equipment	(1,132)	(502)
Purchases of marketable securities	(3,126)	(3,055)
Sales of marketable securities	2,013	608
Maturities of marketable securities	537	339
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(1)	(257)
Change in restricted cash and deposits	33	23
Net cash used in investing activities	(1,676)	(2,844)
Cash flows from financing activities
Principal payments on capital lease and other financing obligations	(312)	(47)
Excess tax benefit from share-based award activity	494	423
Other financing activities, net	2	(5)
Net cash provided by financing activities	184	371
Effect of exchange rate changes on cash and cash equivalents	58	(123)
Net increase (decrease) in cash and cash equivalents	1,549	(896)
Cash and cash equivalents at beginning of period	4,907	4,315
Cash and cash equivalents at end of period	$6,456	$3,419
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow data
Cash paid during the period for:
Interest	$11	$3
Income taxes, net	$170	$119
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$52	$186
Promissory note payable issued in connection with an acquisition	$—	$198
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
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2016.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recent Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and inducement awards under separate non-plan restricted stock unit (RSU) award agreements. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.
Basic and dilutive securities in our basic and diluted EPS calculation for the three months ended March 31, 2016 and 2015 do not include contingent earn-out shares. Issuance of these earn-out shares is dependent upon the completion of certain milestones. These milestones have not been met as of March 31, 2016 and accordingly, these shares have been excluded from the effect of basic and dilutive securities.
The RSUs excluded from the EPS calculation because the impact would be anti-dilutive, were not material for the three months ended March 31, 2016. There were no RSUs excluded from the EPS calculation for the three months ended March 31, 2015.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$1,219	$291	$410	$102
Less: Net income attributable to participating securities	4	1	2	1
Net income attributable to common stockholders	$1,215	$290	$408	$101
Denominator
Weighted average shares outstanding	2,303	550	2,241	561
Less: Shares subject to repurchase	7	3	12	6
Number of shares used for basic EPS computation	2,296	547	2,229	555
Basic EPS	$0.53	$0.53	$0.18	$0.18
Diluted EPS:
Numerator
Net income attributable to common stockholders	$1,215	$290	$408	$101
Reallocation of net income attributable to participating securities	5	—	3	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	290	—	101	—
Reallocation of net income to Class B common stock	—	2	—	3
Net income attributable to common stockholders for diluted EPS	$1,510	$292	$512	$104
Denominator
Number of shares used for basic EPS computation	2,296	547	2,229	555
Conversion of Class B to Class A common stock	547	—	555	—
Weighted average effect of dilutive securities:
Employee stock options	5	5	9	9
RSUs	35	5	37	11
Shares subject to repurchase	5	1	6	3
Number of shares used for diluted EPS computation	2,888	558	2,836	578
Diluted EPS	$0.52	$0.52	$0.18	$0.18

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$2,004	$1,703
Money market funds	4,452	2,409
U.S. government securities	—	597
U.S. government agency securities	—	145
Corporate debt securities	—	53
Total cash and cash equivalents	6,456	4,907
Marketable securities:
U.S. government securities	5,183	5,948
U.S. government agency securities	4,815	4,475
Corporate debt securities	4,167	3,104
Total marketable securities	14,165	13,527
Total cash and cash equivalents, and marketable securities	$20,621	$18,434
The gross unrealized gains or losses on our marketable securities as of March 31, 2016 and December 31, 2015 were not significant. In addition, the gross unrealized losses that had been in a continuous loss position for 12 months or longer were not significant as of March 31, 2016 and December 31, 2015. As of March 31, 2016, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2016
Due in one year	$4,920
Due in one to three years	9,245
Total	$14,165

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,452	$4,452	$—	$—
Marketable securities:
U.S. government securities	5,183	5,183	—	—
U.S. government agency securities	4,815	4,815	—	—
Corporate debt securities	4,167	—	4,167	—
Total cash equivalents and marketable securities	$18,617	$14,450	$4,167	$—

Other liabilities:
Contingent consideration liability	$285	$—	$—	$285

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,409	$2,409	$—	$—
U.S. government securities	597	597	—	—
U.S. government agency securities	145	145	—	—
Corporate debt securities	53	—	53	—
Marketable securities:
U.S. government securities	5,948	5,948	—	—
U.S. government agency securities	4,475	4,475	—	—
Corporate debt securities	3,104	—	3,104	—
Total cash equivalents and marketable securities	$16,731	$13,574	$3,157	$—

Other liabilities:
Contingent consideration liability	$260	$—	$—	$260
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability in connection with an acquisition in 2014 within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, are recognized in earnings in the period when the change in the estimated fair value occurs. During the three months ended March 31, 2016, we recognized an increase in the fair value of our contingent liability of $25 million, in research and development expense in our condensed consolidated statements of income, primarily due to an increase in the fair value of our common stock.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2016	December 31, 2015
Land	$683	$596
Buildings	2,551	2,273
Leasehold improvements	310	447
Network equipment	4,106	3,633
Computer software, office equipment and other	276	248
Construction in progress	887	622
Total	8,813	7,819
Less: Accumulated depreciation	(2,346)	(2,132)
Property and equipment, net	$6,467	$5,687
Construction in progress includes costs primarily related to construction of data centers and office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three months ended March 31, 2016 and 2015.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in millions):

Balance as of December 31, 2015	$18,026
Effect of currency translation adjustment	3
Balance as of March 31, 2016	$18,029
Intangible assets consist of the following (in millions):

		March 31, 2016			December 31, 2015
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	5.5	$2,056	$(456)	$1,600	$2,056	$(382)	$1,674
Acquired technology	3.0	892	(354)	538	831	(310)	521
Acquired patents	6.4	785	(356)	429	785	(333)	452
Trade names	3.8	629	(193)	436	629	(163)	466
Other	3.5	162	(98)	64	162	(89)	73
Total finite-lived intangible assets	4.9	$4,524	$(1,457)	$3,067	$4,463	$(1,277)	$3,186

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$—	$—	$—	$60	$—	$60

Total intangible assets		$4,524	$(1,457)	$3,067	$4,523	$(1,277)	$3,246

As of March 31, 2016, we completed the IPR&D. As such, we reclassified the indefinite-lived intangible asset to acquired technology and began amortizing the balance over its estimated useful life.
Amortization expense of intangible assets was $180 million and $179 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2016	$558
2017	683
2018	606
2019	517
2020	357
Thereafter	346
Total	$3,067

Note 7.	Long-term Debt
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2016, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, equipment, land, and data centers with original lease periods expiring between 2016 and 2032. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $59 million and $39 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we fully repaid all of our capital lease obligations.
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
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan (2012 Plan) and the 2005 Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan.
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan increases automatically on the first day of January of each of 2013 through 2022 by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2016. In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued, forfeited, or repurchased at their original issue price, or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the 2012 Plan. The maximum term for stock options granted under the 2012 Plan may not exceed ten years from the date of grant. Our 2012 Plan will terminate ten years from the date of approval unless it is terminated earlier by our board of directors or a committee thereof.
The following table summarizes the activities of stock option awards under the Stock Plans for the three months ended March 31, 2016:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2015	8,443	$7.10
Stock options exercised	(501)	3.63
Balance as of March 31, 2016	7,942	$7.32	3.5	$848
Stock options vested and expected to vest as of March 31, 2016	7,941	$7.32	3.5	$848
Stock options exercisable as of March 31, 2016	5,984	$5.54	3.2	$650

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock, as reported on the NASDAQ Global Select Market, of $114.10 on March 31, 2016.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2016:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2015	116,409	$65.95
Granted	20,498	110.03
Vested	(14,238)	57.78
Forfeited	(1,053)	64.67
Unvested at March 31, 2016	121,616	$74.34

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2016 and 2015 was $1.45 billion and $814 million, respectively.
As of March 31, 2016, there was $8.67 billion of unrecognized share-based compensation expense, of which $8.19 billion is related to RSUs and $478 million is related to restricted shares, shares with performance conditions related to our contingent consideration, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
Our effective tax rate is lower than the United States statutory rate primarily because of income in jurisdictions with tax rates lower than the United States. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2013 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Our 2014 and future years remain open to examination by the IRS. Our 2011 and future years remain open to examination in Ireland.
Our gross unrecognized tax benefits were $3.07 billion and $3.02 billion as of March 31, 2016 and December 31, 2015, respectively. If the gross unrecognized tax benefits as of March 31, 2016 were realized in a subsequent period, this would result in a tax benefit of $2.41 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$2,509	$1,652
Rest of the world (1)	2,873	1,891
Total revenue	$5,382	$3,543

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	March 31, 2016	December 31, 2015
Property and equipment, net:
United States	$5,082	$4,498
Sweden	764	713
Rest of the world	621	476
Total property and equipment, net	$6,467	$5,687

Note 12.	Subsequent Event
In April 2016, our board of directors approved amendments to our restated certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments are reflected in a proposed amended and restated certificate of incorporation (New Certificate) filed with our preliminary proxy statement on April 27, 2016, the adoption of which is subject to the approval of our stockholders at our 2016 Annual Meeting of Stockholders to be held on June 20, 2016. Assuming the adoption of the New Certificate is approved, our board of directors intends to issue two shares of the Class C capital stock as a one-time stock dividend for each share of Class A and Class B common stock outstanding as of a record date to be determined by our board of directors. For accounting purposes, we expect this transaction will be treated as a stock split in the form of a dividend. The Class C capital stock will have no voting rights, except as provided in our New Certificate or required by applicable law. Except for voting rights, shares of Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and upon any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all respects and as to all matters to the shares of Class A and Class B common stock, except as expressly provided in the New Certificate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three Months Ended March 31, 2016 and 2015—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of First Quarter Results
Our key user metrics and financial results for the first quarter of 2016 are as follows:
User growth:

•	Daily active users (DAUs) were 1.09 billion on average for March 2016, an increase of 16% year-over-year.

•	Mobile DAUs were 989 million on average for March 2016, an increase of 24% year-over-year.

•	Monthly active users (MAUs) were 1.65 billion as of March 31, 2016, an increase of 15% year-over-year.

•	Mobile MAUs were 1.51 billion as of March 31, 2016, an increase of 21% year-over-year.
Financial results:

•	Revenue was $5.38 billion, up 52% year-over-year, and ad revenue was $5.20 billion, up 57% year-over-year.

•	Total costs and expenses were $3.37 billion.

•	Income from operations was $2.01 billion.

•	Net income was $1.51 billion with diluted earnings per share of $0.52.

•	Capital expenditures were $1.13 billion.

•	Effective tax rate was 27%.

•	Cash and cash equivalents and marketable securities were $20.62 billion as of March 31, 2016.

•	Headcount was 13,598 as of March 31, 2016.
In the first quarter of 2016, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, and (iii) making our ads more relevant and effective through expanded capabilities of tools for marketers.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Messenger, Instagram, WhatsApp and video, and (iii) long-term technology initiatives that we believe will further our mission to connect the world, such as virtual reality and artificial intelligence. We intend to continue to invest based on this roadmap and we expect these investments and our increasingly global scale will drive significant overall year-over-year expense growth compared to 2015.

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

Worldwide DAUs increased 16% to 1.09 billion on average during March 2016 from 936 million during March 2015. We experienced growth in DAUs across major markets, including India, Brazil, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in March 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

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

Worldwide mobile DAUs increased 24% to 989 million on average during March 2016 from 798 million during March 2015. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during March 2016, as compared to the same period during 2015, with users in Brazil, India, and the United States representing key sources of mobile DAU growth on average during March 2016. On average during March 2016, there were 839 million mobile-only DAUs, increasing 32% from 636 million mobile-only DAUs during the same period in 2015. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of March 31, 2016, we had 1.65 billion MAUs, an increase of 15% from March 31, 2015. Users in India, the United States, and Brazil represented key sources of growth in the first quarter of 2016, relative to the same period in 2015. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in March 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

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

Worldwide mobile MAUs increased 21% to 1.51 billion as of March 31, 2016 from 1.25 billion as of March 31, 2015. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the first quarter of 2016, as compared to the same period in 2015, with users in India, Brazil, and the United States representing key sources of mobile MAU growth in the first quarter of 2016. There were 894 million mobile-only MAUs as of March 31, 2016, increasing 54% from 581 million mobile-only MAUs during the same period in 2015. The remaining 614 million mobile MAUs accessed Facebook from both mobile devices and personal computers during March 2016. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered or virtual and digital goods are purchased. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2016 in the United States & Canada region was almost eight times higher than in the Asia-Pacific region.
Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the marketer or developer. We recently discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts for all regions have been adjusted to reflect this reclassification.

During the first quarter of 2016, worldwide ARPU was $3.32, an increase of 33% from the first quarter of 2015. Over this period, ARPU increased by 49% in United States & Canada, 33% in Europe, 32% in Asia-Pacific, and 14% in Rest of World. ARPU in the first quarter of 2016 declined 11% from the fourth quarter of 2015. We believe the sequential quarterly decline was driven by seasonal trends, which also affected ARPU trends from the fourth quarter of 2014 to the first quarter of 2015, during which period ARPU also declined by 11%. The general strengthening of the U.S. dollar relative to certain foreign currencies from the first quarter of 2015 compared to the same period in 2016 had an unfavorable impact on the growth rate of our ARPU outside the United States and Canada region. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such as Asia-Pacific and Rest of World, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenue	$5,382	$3,543
Costs and expenses:
Cost of revenue	838	654
Research and development	1,343	1,062
Marketing and sales	826	620
General and administrative	366	274
Total costs and expenses	3,373	2,610
Income from operations	2,009	933
Interest and other income/(expense), net	56	(1)
Income before provision for income taxes	2,065	932
Provision for income taxes	555	420
Net income	$1,510	$512
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cost of revenue	$22	$17
Research and development	586	566
Marketing and sales	82	72
General and administrative	57	48
Total share-based compensation expense	$747	$703

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Costs and expenses:
Cost of revenue	16	18
Research and development	25	30
Marketing and sales	15	17
General and administrative	7	8
Total costs and expenses	63	74
Income from operations	37	26
Interest and other income/(expense), net	1	—
Income before provision for income taxes	38	26
Provision for income taxes	10	12
Net income	28%	14%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	—%	—%
Research and development	11	16
Marketing and sales	2	2
General and administrative	1	1
Total share-based compensation expense	14%	20%
Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Advertising	$5,201	$3,317	57%
Payments and other fees	181	226	(20)%
Total revenue	$5,382	$3,543	52%
Revenue in the first quarter of 2016 increased $1.84 billion, or 52%, compared to the same period in 2015. The increase was primarily due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. For the first quarter of 2016, we estimate that mobile advertising revenue represented approximately 82% of total advertising revenue, as compared with approximately 73% in the same period in 2015. Factors that influenced our mobile advertising revenue growth in the first quarter of 2016 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in mobile user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads.
In addition, during the first quarter of 2016, as compared to the same period in 2015, the average price per ad increased by 5% and the number of ads delivered increased by 50%. The increase in average price per ad was driven by a continued mix shift towards a greater percentage of our ads being shown in News Feed, while the increase in the ads delivered was driven by the same factors that influenced our mobile advertising revenue growth.

Payments and other fees revenue in the first quarter of 2016 decreased $45 million, or 20% compared to the same period in 2015. The majority of the decrease in Payments and other fees revenue was a result of decreased Payments revenue from games played on personal computers. Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a decline in our Payments revenue.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the first quarter of 2015 compared to the same period in 2016 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended March 31, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $5.58 billion and $5.40 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $202 million higher than actual revenue and advertising revenue for the first quarter of 2016.
Cost of revenue

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Cost of revenue	$838	$654	28%
Percentage of revenue	16%	18%
Cost of revenue in the first quarter of 2016 increased $184 million, or 28%, compared to the same period in 2015. The increase was primarily due to an increase in operational expenses related to our data centers and technical infrastructure.
Research and development

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Research and development	$1,343	$1,062	26%
Percentage of revenue	25%	30%
Research and development expenses in the first quarter of 2016 increased $281 million, or 26%, compared to the same period in 2015. The majority of the increase was due to an increase in payroll and benefits expenses as a result of a 37% growth in employee headcount from March 31, 2015 to March 31, 2016 in engineering and other technical functions. Additionally, our equipment and related expenses to support our research and development efforts increased $37 million in the first quarter of 2016, compared to the same period in 2015.
Marketing and sales

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Marketing and sales	$826	$620	33%
Percentage of revenue	15%	17%
Marketing and sales expenses in the first quarter of 2016 increased $206 million, or 33%, compared to the same period in 2015. The increase was partially due to an increase in payroll and benefits expenses as a result of a 32% increase in employee headcount from March 31, 2015 to March 31, 2016 in our marketing and sales functions. Additionally, our marketing expenses increased $46 million and our professional services expenses increased $42 million due to higher consulting and other professional service fees in the first quarter of 2016, compared to the same period in 2015.

General and administrative

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
General and administrative	$366	$274	34%
Percentage of revenue	7%	8%
General and administrative expenses in the first quarter of 2016 increased $92 million, or 34%, compared to the same period in 2015. The majority of the increase was due to an increase in payroll and benefits expenses as a result of a 32% increase in employee headcount from March 31, 2015 to March 31, 2016 in general and administrative functions, and to a lesser extent, higher legal and other professional services fees.
Interest and other income/(expense), net

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Interest income/(expense), net	$27	$2	NM
Other income/(expense), net	29	(3)	NM
Interest and other income/(expense), net	$56	$(1)	NM
Interest and other income/(expense), net in the first quarter of 2016 increased $57 million compared to the same period in 2015. Other income/(expense), net increased mostly due to an increase in foreign exchange gains resulting from the periodic re-measurement of our foreign currency balances. In addition, interest income/(expense), net increased due to higher invested cash balances and interest rates.
Provision for income taxes

	Three Months Ended March 31,
	2016	2015	% change
	(in millions, except for percentages)
Provision for income taxes	$555	$420	32%
Effective tax rate	27%	45%
Our provision for income taxes in the first quarter of 2016 increased $135 million, or 32%, compared to the same period in 2015, primarily due to an increase in pre-tax income, partially offset by a decrease in the effective tax rate. Our effective tax rate in the first quarter of 2016 decreased compared to the same period in 2015, primarily due to an increase in pre-tax income in jurisdictions with tax rates lower than the United States.
Our effective tax rate differs from the U.S. statutory rate primarily because of the impact of operations in jurisdictions with tax rates lower than the United States, acquiring intellectual property and integrating it into our business, non-deductible share-based compensation, and tax research credits. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $20.62 billion as of March 31, 2016, an increase of $2.19 billion from December 31, 2015, primarily due to $2.98 billion of cash generated from operations and $494 million in excess tax benefits from share-based award activity, partially offset by $1.13 billion for purchases of property and equipment and $312 million for principal payments on capital lease and other financing obligations.
Cash paid for income taxes (net of refunds) was $170 million for the first quarter of 2016. As of March 31, 2016, our federal net operating loss carryforward was $1.98 billion and we anticipate that a relatively small portion of this amount will be utilized to offset our federal taxable income in 2016. As of March 31, 2016, we had $1.12 billion of federal tax credits, substantially all of which will be available to offset our federal tax liabilities in 2016.
In August 2013, we entered into a five-year senior unsecured revolving credit facility (2013 Revolving Credit Facility) that allows us to borrow up to $6.5 billion to fund working capital and general corporate purposes with interest payable on the borrowed amounts set at LIBOR plus 1.0%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. We paid origination fees at closing of the 2013 Revolving Credit Facility, which fees are being amortized over the term of the facility. Any amounts outstanding under this facility will be due and payable on August 15, 2018. As of March 31, 2016, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
As of March 31, 2016, $2.21 billion of the $20.62 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2016, mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $747 million and total depreciation and amortization of $552 million. The increase in cash flow from operating activities during the first quarter of 2016, compared to the same period in 2015, was primarily due to an increase in net income as adjusted for deferred income taxes, depreciation and amortization, and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $1.68 billion for the first quarter of 2016, mostly due to $1.13 billion for capital expenditures as we continued to invest in servers and data centers, office buildings, and network infrastructure, and $576 million for net purchases of marketable securities. The decrease in cash used in investing activities during the first quarter of 2016, compared to the same period in 2015, was mostly due to decreases in net purchases of marketable securities and in acquisitions of businesses and purchases of intangible assets, partially offset by an increase in capital expenditures.
We anticipate making capital expenditures in 2016 of approximately $4.0 billion to $4.5 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first quarter of 2016 mostly consisted of excess tax benefit from share-based award activity and principal payments on capital lease and other financing obligations. The decrease in cash provided by financing activities during the first quarter of 2016, compared to the same period in 2015, was mostly due to higher principal payments related to our capital lease and other financing obligations, partially offset by an increase in excess tax benefit from share-based award activity.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2016.
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
Recent Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gain of $29 million in the three months ended March 31, 2016 and foreign currency loss of $5 million in the three months ended March 31, 2015.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $183 million and $173 million in the market value of our available-for-sale debt securities as of March 31, 2016 and December 31, 2015, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Substantially all of our revenue is currently generated from third parties advertising on Facebook. For the first quarter of 2016 and 2015, advertising accounted for 97% and 94%, respectively, of our revenue. In addition, we introduced advertising on Instagram in 2015. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communication and the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer products that replicate the full range of capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search and Android. We also compete with other, largely regional, social networks that have strong positions in particular countries, and with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging. In addition, we compete with companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent on mobile devices and online. We also face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some of our users have reduced their use of and engagement with Facebook in favor of these other products and services. In the event that our users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, access to Facebook has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws, and certain of our products have been restricted by governments in other countries from time to time. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products, or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in March 2016, we shipped our first virtual reality hardware product, the Oculus Rift. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market the Oculus Rift and related products or technology, and we will incur increased costs in connection with the development and marketing of such products and technology. In addition, we have invested significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties or formats where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we do not monetize the stand-alone Messenger application in any significant manner. In addition, we plan to continue focusing on growing the user base for WhatsApp and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. We are also investing in new experiences using video, including Facebook Live, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of mobile products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, or by users acting under false or inauthentic identities, by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber attacks, with third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, government surveillance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data and to prevent data loss and other security breaches, we cannot assure you that such measures will provide absolute security.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the actions of our users, or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook;

•	our ability to generate revenue from Payments or the sale of Oculus products and services;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in our global connectivity efforts, which may not have a clear path to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.
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
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework may be challenged by national regulators or private parties. In addition, the other bases on which Facebook relies are likely to be subject to regulatory or judicial scrutiny. If Facebook is unable to transfer data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation, known as the General Data Protection Regulation (GDPR), that has passed the final stages of the legislative process by the European legislature and is due to become law in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, actions, and audits in the United States, Europe, and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. For example, several data protection authorities in Europe have initiated actions seeking to assert jurisdiction over Facebook, Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, or our proposed Class C capital stock, which will generally have no voting power, and might harm the trading price of our Class A common stock and, if approved and issued, our Class C capital stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.
Moreover, since our proposed Class C capital stock will generally have no voting power, the issuance of the Class C capital stock, including in connection with future financings, acquisitions, or the issuance of future equity awards, could have the effect of prolonging the duration of Mr. Zuckerberg's ability to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore his ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, and any merger, consolidation, or sale of all or substantially all of our assets. We believe that Mr. Zuckerberg's continued control of a majority of our voting stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Zuckerberg no longer controls a majority of our voting stock, whether as a result of the disposition of some or all his shares of Class A of Class B common stock or otherwise, our business or the price of our Class A common stock may be adversely affected.
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
We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and we regularly grant RSUs to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.
In the future, we may use shares of Class C capital stock as consideration in connection with acquisitions. However, we may not be able to issue shares of Class C capital stock because companies that we are interested in acquiring may not agree to accept shares that carry no voting rights, or for other reasons. If the Class C capital stock trades at a discount to the Class A common stock, companies that we seek to acquire may also demand more shares of Class C capital stock in exchange for accepting such stock as consideration. In such instances, we may need to pay cash, issue shares of our Class A or Class B common stock as consideration, or issue a relatively greater number of shares of Class C capital stock to consummate the acquisitions.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we recently discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts have been adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 13,598 as of March 31, 2016 from 10,082 as of March 31, 2015, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located and where the cost of living is high. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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

We currently generate substantially all of our Payments revenue from developers that use Facebook on personal computers, and we expect that our Payments revenue will continue to decline in the future as usage of Facebook on personal computers continues to decline.
We currently generate substantially all of our Payments revenue from developers that use Facebook on personal computers. Specifically, applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. We have experienced and expect to see the continued decline in usage of Facebook on personal computers for the foreseeable future, which we expect will result in a continuing decline in Payments revenue. In addition, a relatively small percentage of our users have transacted with Facebook Payments. If the Facebook-integrated applications fail to grow or maintain their users and engagement, whether as a result of the continued decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance could be adversely affected.
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
In August 2013, we entered into a five-year senior unsecured revolving credit facility under which we may borrow up to $6.5 billion to fund working capital and general corporate purposes. As of March 31, 2016, no amounts were outstanding under this facility. If we draw down on this facility in the future, our interest expense and principal repayment requirements will increase significantly, which could have an adverse effect on our financial results.
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

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and if the proposed creation and dividend of Class C capital stock is approved by stockholders and effected, the trading price of that class will likely be volatile and may impact the trading price for the Class A common stock.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $117.59 through March 31, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, including shares sold by our employees to cover tax liabilities in connection with RSU vesting events, or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, we recently announced a proposal to create a new class of non-voting capital stock, known as Class C capital stock, and to distribute two shares of Class C capital stock as a dividend to the holders of our Class A and Class B common stock. If this proposal is approved by our stockholders, the record and payment dates for this dividend will be determined by our board of directors in its discretion and there can be no assurance as to the timing of such dates. Once the dividend is distributed, we expect that the market price for the shares of our Class A common stock will generally reflect the effect of a three-for-one stock split.
If the proposal is approved, we plan to list the Class C capital stock on the NASDAQ Stock Market LLC. The trading price for the Class C capital stock may be volatile and affected by the factors noted with respect to our Class A common stock above. The trading price of the Class C capital stock may also be affected by the difference in voting rights compared to our Class A and Class B common shares, the liquidity of the market for Class C capital stock, and investor demand for Class C capital stock, including that of institutional investors that may be unwilling, unable, or choose not to hold non-voting shares of our capital stock.
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
We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the trading price of our Class A common stock increases. In addition, our credit facility contains restrictions on our ability to pay dividends.
The dual class structure of our common stock and a voting agreement between certain stockholders have the effect of concentrating voting control with our CEO and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share, and we are proposing to create Class C capital stock that generally has no voting rights. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Zuckerberg retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our outstanding capital stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our current restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
until the first date on which the outstanding shares of our Class B common stock represent less than 35% of the combined voting power of our common stock, any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•
we currently have a dual class common stock structure, which provides Mr. Zuckerberg with the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

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
We are proposing to amend and restate our restated certificate of incorporation to create, as further described above, a new class of non-voting capital stock which may prolong Mr. Zuckerberg’s ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of April 2016.

FACEBOOK, INC.

Date: April 28, 2016	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2016	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)