Form 10-Q
period 2016-06-30
Facebook Inc
filed 2016-07-28
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,322,958,729 shares outstanding as of July 25, 2016
Class B Common Stock $0.000006 par value	548,705,532 shares outstanding as of July 25, 2016

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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The impact of this automatic activity on our metrics varies by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
The numbers of DAUs, mobile DAUs, MAUs, mobile MAUs, mobile-only DAUs and mobile-only MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,108	$4,907
Marketable securities	18,185	13,527
Accounts receivable, net of allowances for doubtful accounts of $67 and $68 as of June 30, 2016 and December 31, 2015, respectively	2,801	2,559
Prepaid expenses and other current assets	916	659
Total current assets	27,010	21,652
Property and equipment, net	7,104	5,687
Intangible assets, net	2,879	3,246
Goodwill	18,043	18,026
Other assets	703	796
Total assets	$55,739	$49,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$130	$196
Partners payable	232	217
Accrued expenses and other current liabilities	1,770	1,449
Deferred revenue and deposits	79	56
Current portion of capital lease obligations	—	7
Total current liabilities	2,211	1,925
Capital lease obligations, less current portion	—	107
Other liabilities	3,145	3,157
Total liabilities	5,356	5,189
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,322 million and 2,293 million shares issued and outstanding, including 6 million and 8 million outstanding shares subject to repurchase, as of June 30, 2016 and December 31, 2015, respectively; 4,141 million Class B shares authorized, 548 million and 552 million shares issued and outstanding, including 2 million and 3 million outstanding shares subject to repurchase, as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	37,405	34,886
Accumulated other comprehensive loss	(374)	(455)
Retained earnings	13,352	9,787
Total stockholders' equity	50,383	44,218
Total liabilities and stockholders' equity	$55,739	$49,407
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$6,436	$4,042	$11,818	$7,586
Costs and expenses:
Cost of revenue	916	668	1,754	1,323
Research and development	1,463	1,170	2,806	2,231
Marketing and sales	899	626	1,726	1,247
General and administrative	412	305	778	579
Total costs and expenses	3,690	2,769	7,064	5,380
Income from operations	2,746	1,273	4,754	2,206
Interest and other income/(expense), net	20	—	78	(1)
Income before provision for income taxes	2,766	1,273	4,832	2,205
Provision for income taxes	711	554	1,267	974
Net income	$2,055	$719	$3,565	$1,231
Less: Net income attributable to participating securities	7	4	12	7
Net income attributable to Class A and Class B common stockholders	$2,048	$715	$3,553	$1,224
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.72	$0.26	$1.25	$0.44
Diluted	$0.71	$0.25	$1.23	$0.43
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,856	2,796	2,850	2,790
Diluted	2,904	2,850	2,896	2,844
Share-based compensation expense included in costs and expenses:
Cost of revenue	$28	$21	$50	$38
Research and development	623	603	1,209	1,169
Marketing and sales	93	82	175	154
General and administrative	61	57	118	105
Total share-based compensation expense	$805	$763	$1,552	$1,466
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,055	$719	$3,565	$1,231
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(116)	91	20	(132)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	19	(1)	61	3
Comprehensive income	$1,958	$809	$3,646	$1,102
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$3,565	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,137	916
Share-based compensation	1,552	1,457
Deferred income taxes	(142)	(289)
Tax benefit from share-based award activity	961	809
Excess tax benefit from share-based award activity	(961)	(809)
Other	19	7
Changes in assets and liabilities:
Accounts receivable	(225)	(198)
Prepaid expenses and other current assets	(260)	(90)
Other assets	4	(25)
Accounts payable	(39)	16
Partners payable	14	(19)
Accrued expenses and other current liabilities	422	241
Deferred revenue and deposits	23	(17)
Other liabilities	111	350
Net cash provided by operating activities	6,181	3,580
Cash flows from investing activities
Purchases of property and equipment	(2,127)	(1,051)
Purchases of marketable securities	(9,635)	(5,560)
Sales of marketable securities	4,158	2,726
Maturities of marketable securities	903	715
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(20)	(282)
Change in restricted cash and deposits	74	44
Net cash used in investing activities	(6,647)	(3,408)
Cash flows from financing activities
Principal payments on capital lease and other financing obligations	(312)	(84)
Excess tax benefit from share-based award activity	961	809
Other financing activities, net	6	(12)
Net cash provided by financing activities	655	713
Effect of exchange rate changes on cash and cash equivalents	12	(77)
Net increase in cash and cash equivalents	201	808
Cash and cash equivalents at beginning of period	4,907	4,315
Cash and cash equivalents at end of period	$5,108	$5,123
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow data
Cash paid during the period for:
Interest	$11	$5
Income taxes, net	$407	$159
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$89	$194
Promissory note payable issued in connection with an acquisition	$—	$198
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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, such as awards under our equity compensation plans and inducement awards under separate non-plan restricted stock unit (RSU) award agreements. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.
Basic and dilutive securities in our basic and diluted EPS calculation for the three and six months ended June 30, 2016 also included the effect of earn-out shares which issuance was contingent upon the completion of certain milestones. The performance milestones related to our earn-out shares were completed on June 30, 2016. Basic and dilutive securities in our basic and diluted EPS calculation for the three and six months ended June 30, 2015 excluded the effect of these earn-out shares because the milestones were not met as of June 30, 2015.
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the three and six months ended June 30, 2016 and 2015.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$1,662	$393	$576	$143	$2,881	$684	$987	$244
Less: Net income attributable to participating securities	6	1	3	1	10	2	6	1
Net income attributable to common stockholders	$1,656	$392	$573	$142	$2,871	$682	$981	$243
Denominator
Weighted average shares outstanding	2,317	548	2,252	559	2,310	549	2,247	560
Less: Shares subject to repurchase	7	2	10	5	7	2	11	6
Number of shares used for basic EPS computation	2,310	546	2,242	554	2,303	547	2,236	554
Basic EPS	$0.72	$0.72	$0.26	$0.26	$1.25	$1.25	$0.44	$0.44
Diluted EPS:
Numerator
Net income attributable to common stockholders	$1,656	$392	$573	$142	$2,871	$682	$981	$243
Reallocation of net income attributable to participating securities	7	—	4	—	12	—	7	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	392	—	142	—	682	—	243	—
Reallocation of net income to Class B common stock	—	4	—	3	—	6	—	7
Net income attributable to common stockholders for diluted EPS	$2,055	$396	$719	$145	$3,565	$688	$1,231	$250
Denominator
Number of shares used for basic EPS computation	2,310	546	2,242	554	2,303	547	2,236	554
Conversion of Class B to Class A common stock	546	—	554	—	547	—	554	—
Weighted average effect of dilutive securities:
Employee stock options	5	5	8	8	5	5	9	9
RSUs	35	5	40	11	35	5	39	11
Shares subject to repurchase	5	1	6	2	5	1	6	3
Earn-out shares	3	3	—	—	1	1	—	—
Number of shares used for diluted EPS computation	2,904	560	2,850	575	2,896	559	2,844	577
Diluted EPS	$0.71	$0.71	$0.25	$0.25	$1.23	$1.23	$0.43	$0.43

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$1,959	$1,703
Money market funds	2,311	2,409
U.S. government securities	207	597
U.S. government agency securities	505	145
Corporate debt securities	126	53
Total cash and cash equivalents	5,108	4,907
Marketable securities:
U.S. government securities	6,456	5,948
U.S. government agency securities	6,493	4,475
Corporate debt securities	5,236	3,104
Total marketable securities	18,185	13,527
Total cash and cash equivalents, and marketable securities	$23,293	$18,434
The gross unrealized gains or losses on our marketable securities as of June 30, 2016 and December 31, 2015 were not significant. In addition, the gross unrealized losses that had been in a continuous loss position for 12 months or longer were not significant as of June 30, 2016 and December 31, 2015. As of June 30, 2016, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2016
Due in one year	$5,715
Due in one to three years	12,470
Total	$18,185

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,311	$2,311	$—	$—
U.S. government securities	207	207	—	—
U.S. government agency securities	505	505	—	—
Corporate debt securities	126	—	126	—
Marketable securities:
U.S. government securities	6,456	6,456	—	—
U.S. government agency securities	6,493	6,493	—	—
Corporate debt securities	5,236	—	5,236	—
Total cash equivalents and marketable securities	$21,334	$15,972	$5,362	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$85	$—	$85	$—

Other liabilities:
Contingent consideration liability	$242	$—	$242	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,409	$2,409	$—	$—
U.S. government securities	597	597	—	—
U.S. government agency securities	145	145	—	—
Corporate debt securities	53	—	53	—
Marketable securities:
U.S. government securities	5,948	5,948	—	—
U.S. government agency securities	4,475	4,475	—	—
Corporate debt securities	3,104	—	3,104	—
Total cash equivalents and marketable securities	$16,731	$13,574	$3,157	$—

Other liabilities:
Contingent consideration liability	$260	$—	$—	$260
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

On June 30, 2016, the performance milestones related to our contingent consideration liability were completed. Therefore, we no longer have to estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows which are unobservable inputs that are not supported by market activity. As such, we reclassified our contingent consideration liability from Level 3 to Level 2.
During the three and six months ended June 30, 2016, we recognized an increase in the fair value of our contingent liability of $42 million and $67 million, respectively, in research and development expense in our condensed consolidated statements of income, primarily due to the completion of the performance milestones described above, and the increase in the fair value of our common stock. In addition, a portion of this contingent consideration liability was reclassified to accrued expenses and other current liabilities on our condensed consolidated balance sheets as of June 30, 2016.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2016	December 31, 2015
Land	$692	$596
Buildings	2,643	2,273
Leasehold improvements	408	447
Network equipment	4,457	3,633
Computer software, office equipment and other	309	248
Construction in progress	1,247	622
Total	9,756	7,819
Less: Accumulated depreciation	(2,652)	(2,132)
Property and equipment, net	$7,104	$5,687
Construction in progress includes costs primarily related to construction of data centers and office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three and six months ended June 30, 2016 and 2015.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in millions):

Balance as of December 31, 2015	$18,026
Goodwill acquired	16
Effect of currency translation adjustment	1
Balance as of June 30, 2016	$18,043

Intangible assets consist of the following (in millions):

		June 30, 2016			December 31, 2015
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	5.3	$2,056	$(530)	$1,526	$2,056	$(382)	$1,674
Acquired technology	2.7	897	(406)	491	831	(310)	521
Acquired patents	6.2	785	(378)	407	785	(333)	452
Trade names	3.6	629	(229)	400	629	(163)	466
Other	3.5	162	(107)	55	162	(89)	73
Total finite-lived intangible assets	4.7	$4,529	$(1,650)	$2,879	$4,463	$(1,277)	$3,186

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$—	$—	$—	$60	$—	$60

Total intangible assets		$4,529	$(1,650)	$2,879	$4,523	$(1,277)	$3,246

We completed the IPR&D and reclassified it from indefinite-lived intangible asset to acquired technology in March 2016. We also began amortizing the balance over its estimated useful life.
Amortization expense of intangible assets was $193 million and $373 million for the three and six months ended June 30, 2016, respectively, and $180 million and $359 million for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2016	$375
2017	675
2018	608
2019	518
2020	357
Thereafter	346
Total	$2,879

Note 7.	Long-term Debt
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of June 30, 2016, no amounts had been drawn down and we were in compliance with the covenants under the 2016 Facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers with original lease periods expiring between 2016 and 2032. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $60 million and $118 million for the three and six months ended June 30, 2016, respectively, and $41 million and $79 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had fully repaid all of our capital lease obligations.
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
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits have been consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleges that the defendants breached their fiduciary duties in connection with the Reclassification. Among other remedies, these lawsuits seek to enjoin the Reclassification as well as unspecified money damages, costs, and attorneys’ fees. We believe that the lawsuits are without merit and intend to vigorously defend against all claims asserted.
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
Reclassification
In April 2016, our board of directors approved the Reclassification by approving amendments to our restated certificate of incorporation (the New Certificate) that would, among other things, create non-voting Class C capital stock. The Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and in connection with any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all other respects and as to all matters to the shares of Class A and Class B common stock, except for voting rights and as expressly provided in the New Certificate. The New Certificate was approved by our stockholders on June 20, 2016. As of June 30, 2016, the New Certificate was not yet effective.
As part of the Reclassification, we announced that our board of directors intends to issue two shares of the Class C capital stock as a one-time stock dividend for each share of Class A and Class B common stock outstanding. The record and payment dates for this dividend will be determined by our board of directors in its discretion and there can be no assurance as to the timing of such dates. For accounting purposes, we expect this dividend will be treated as a stock split in the form of a dividend.
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan (2012 Plan) and the 2005 Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan. Our board of directors approved the amendment and restatement of our 2012 Plan (the Amended 2012 Plan), which was approved by our stockholders and adopted by us in June 2016.
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. Following the date of the stock dividend described above, if it is declared and paid, the shares reserved and available for issuance under our Amended 2012 Plan will be shares of the new Class C Capital Stock, except for shares reserved for awards outstanding immediately prior to the payment of the dividend. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class C capital stock (and prior to the date of the payment of the stock dividend described above, Class A common stock) equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock and Class C capital stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2016.
The following table summarizes the activities of stock option awards under the Stock Plans for the six months ended June 30, 2016:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2015	8,443	$7.10
Stock options exercised	(1,368)	3.92
Balance as of June 30, 2016	7,075	$7.72	3.4	$754
Stock options vested and expected to vest as of June 30, 2016	7,073	$7.72	3.4	$754
Stock options exercisable as of June 30, 2016	5,351	$6.00	3.1	$579

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $114.28, as reported on the NASDAQ Global Select Market on June 30, 2016.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2016:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2015	116,409	$65.95
Granted	22,847	110.45
Vested	(24,136)	57.56
Forfeited	(3,073)	71.13
Unvested at June 30, 2016	112,047	$76.69

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2016 was $1.18 billion and $2.63 billion, respectively, and $668 million and $1.48 billion, respectively, during the three and six months ended June 30, 2015.
As of June 30, 2016, there was $7.97 billion of unrecognized share-based compensation expense, of which (i) $7.58 billion was related to RSUs, and (ii) $394 million was related to restricted shares, shares related to our contingent consideration with performance conditions that were met as of June 30, 2016 but are still subject to service condition, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
Our effective tax rate is lower than the United States statutory rate primarily because of income in jurisdictions with tax rates lower than that of the United States. We have not provided United States taxes for all foreign earnings because we intend to indefinitely reinvest a substantial portion of those earnings outside of the United States. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2008 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. Our 2011 and subsequent years remain open to examination in Ireland. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. On July 27, 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregate amount of approximately $3.0 - $5.0 billion, plus interest and any penalties asserted. We do not agree with the position of the IRS and will file a petition in the United States Tax Court challenging the Notice. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations or cash flows.
Our gross unrecognized tax benefits were $3.15 billion and $3.02 billion as of June 30, 2016 and December 31, 2015, respectively. If the gross unrecognized tax benefits as of June 30, 2016 were realized in a subsequent period, this would result in a tax benefit of $2.46 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$2,852	$1,880	$5,361	$3,533
Rest of the world (1)	3,584	2,162	6,457	4,053
Total revenue	$6,436	$4,042	$11,818	$7,586

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	June 30, 2016	December 31, 2015
Property and equipment, net:
United States	$5,656	$4,498
Sweden	717	713
Rest of the world(1)	731	476
Total property and equipment, net	$7,104	$5,687

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2016 and 2015—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key user metrics and financial results for the second quarter of 2016 are as follows:
User growth:

•	Daily active users (DAUs) were 1.13 billion on average for June 2016, an increase of 17% year-over-year.

•	Mobile DAUs were 1.03 billion on average for June 2016, an increase of 22% year-over-year.

•	Monthly active users (MAUs) were 1.71 billion as of June 30, 2016, an increase of 15% year-over-year.

•	Mobile MAUs were 1.57 billion as of June 30, 2016, an increase of 20% year-over-year.
Financial results:

•	Revenue was $6.44 billion, up 59% year-over-year, and ad revenue was $6.24 billion, up 63% year-over-year.

•	Total costs and expenses were $3.69 billion.

•	Income from operations was $2.75 billion.

•	Net income was $2.06 billion with diluted earnings per share of $0.71.

•	Capital expenditures were $995 million.

•	Effective tax rate was 26%.

•	Cash and cash equivalents and marketable securities were $23.29 billion as of June 30, 2016.

•	Headcount was 14,495 as of June 30, 2016.
In the second quarter of 2016, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, and (iii) making our ads more relevant and effective through expanded capabilities of tools for marketers.
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

Trends in Our User Metrics
The numbers for our key metrics, our daily active users (DAUs), mobile DAUs, MAUs, mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile-only DAUs and mobile-only MAUs, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.
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

Worldwide DAUs increased 17% to 1.13 billion on average during June 2016 from 968 million during June 2015. We experienced growth in DAUs across major markets, including India, Brazil, and the United States. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in June 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

•
Mobile DAUs. We define a mobile DAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger mobile application (and is also a registered Facebook user) on a given day. We define a mobile-only DAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website on a given day, whereas a mobile DAU may have also accessed Facebook on a personal computer on that day.

Worldwide mobile DAUs increased 22% to 1.03 billion on average during June 2016 from 844 million during June 2015. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during June 2016, as compared to the same period during 2015, with users in India, Brazil, and the United States representing key sources of mobile DAU growth on average during June 2016. On average during June 2016, there were 885 million mobile-only DAUs, increasing 29% from 688 million mobile-only DAUs during the same period in 2015. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of June 30, 2016, we had 1.71 billion MAUs, an increase of 15% from June 30, 2015. Users in India, Indonesia, and the United States represented key sources of growth in the second quarter of 2016, relative to the same period in 2015. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in June 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

•
Mobile MAUs. We define a mobile MAU as a user who accessed Facebook via a mobile application or via mobile versions of our website such as m.facebook.com, whether on a mobile phone or tablet, or used our Messenger mobile application (and is also a registered Facebook user) during the period of measurement. We define a mobile-only MAU as a user who accessed Facebook solely through mobile applications or mobile versions of our website during the period of measurement, whereas a mobile MAU may have also accessed Facebook on a personal computer during the period of measurement.

Worldwide mobile MAUs increased 20% to 1.57 billion as of June 30, 2016 from 1.31 billion as of June 30, 2015. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the second quarter of 2016, as compared to the same period in 2015, with users in India, the United States, and Brazil representing key sources of mobile MAU growth in the second quarter of 2016. There were 967 million mobile-only MAUs as of June 30, 2016, increasing 48% from 655 million mobile-only MAUs during the same period in 2015. The remaining 607 million mobile MAUs accessed Facebook from both mobile devices and personal computers during June 2016. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2016 in the United States & Canada region was more than eight times higher than in the Asia-Pacific region.
Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the marketer or developer. We discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts for all regions were adjusted to reflect this reclassification.

During the second quarter of 2016, worldwide ARPU was $3.82, an increase of 38% from the second quarter of 2015. Over this period, ARPU increased by 54% in United States & Canada, 40% in Europe, 37% in Asia-Pacific, and 26% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Components of Results of Operations
Revenue
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook properties, such as our mobile applications, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by people, the number of actions taken by people, or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a person clicks on the content, and action-based ads in the period in which a person takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to people. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action. For advertising revenue arrangements where we are not the primary obligor, we recognize revenue on a net basis.
Payments and other fees. We enable Payments from people to purchase virtual and digital goods from our developers. People can transact and make payments on the Facebook website by using debit and credit cards, PayPal, mobile phone payments, gift cards, or other methods. We receive a fee from developers when people make purchases in these applications using our Payments infrastructure. We recognize revenue net of amounts remitted to our developers. We have mandated the use of our Payments infrastructure for game applications on Facebook, and fees related to Payments are generated almost exclusively from games. Our other fees revenue, which has not been significant in recent periods, consists primarily of revenue from the delivery of virtual reality platform devices and related platform sales, and our ad serving and measurement products.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenue	$6,436	$4,042	$11,818	$7,586
Costs and expenses:
Cost of revenue	916	668	1,754	1,323
Research and development	1,463	1,170	2,806	2,231
Marketing and sales	899	626	1,726	1,247
General and administrative	412	305	778	579
Total costs and expenses	3,690	2,769	7,064	5,380
Income from operations	2,746	1,273	4,754	2,206
Interest and other income/(expense), net	20	—	78	(1)
Income before provision for income taxes	2,766	1,273	4,832	2,205
Provision for income taxes	711	554	1,267	974
Net income	$2,055	$719	$3,565	$1,231
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Cost of revenue	$28	$21	$50	$38
Research and development	623	603	1,209	1,169
Marketing and sales	93	82	175	154
General and administrative	61	57	118	105
Total share-based compensation expense	$805	$763	$1,552	$1,466

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	17	15	17
Research and development	23	29	24	29
Marketing and sales	14	15	15	16
General and administrative	6	8	7	8
Total costs and expenses	57	69	60	71
Income from operations	43	31	40	29
Interest and other income/(expense), net	—	—	1	—
Income before provision for income taxes	43	31	41	29
Provision for income taxes	11	14	11	13
Net income	32%	18%	30%	16%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	—%	1%	—%	1%
Research and development	10	15	10	15
Marketing and sales	1	2	1	2
General and administrative	1	1	1	1
Total share-based compensation expense	13%	19%	13%	19%
Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Advertising	$6,239	$3,827	63%	$11,440	$7,144	60%
Payments and other fees	197	215	(8)%	378	442	(14)%
Total revenue	$6,436	$4,042	59%	$11,818	$7,586	56%
Revenue in the second quarter and the first six months of 2016 increased $2.39 billion, or 59%, and $4.23 billion, or 56%, respectively, compared to the same periods in 2015. The increases were primarily due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed on mobile devices. For the second quarter and the first six months of 2016, we estimate that mobile advertising revenue represented approximately 84% and 83%, respectively, of total advertising revenue, as compared with approximately 76% and 74%, respectively in the same periods in 2015. Factors that influenced our mobile advertising revenue growth in the second quarter and the first six months of 2016 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in mobile user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.
In addition, during the second quarter and the first six months of 2016, as compared to the same periods in 2015, the average price per ad increased by 9% and 7%, respectively, and the number of ads delivered increased by 49% and 50%, respectively. The increase in average price per ad was driven by a continued mix shift towards a greater percentage of our ads being shown in News Feed, while the increase in the ads delivered was driven by the same factors that influenced our mobile advertising revenue growth.
Payments and other fees revenue in the second quarter and the first six months of 2016 decreased $18 million, or 8%, and $64 million, or 14%, respectively, compared to the same periods in 2015. The decreases in Payments and other fees revenue were primarily due to decreased Payments revenue from games played on personal computers. Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a continuing decline in our Payments revenue. We anticipate the decline in our Payments revenue will be offset, in part or in whole, by the revenue from the delivery of virtual reality platform devices and related platform sales.
Foreign Exchange Impact on Revenue
The foreign exchange impact on our revenue and advertising revenue from the second quarter of 2015 compared to the same period in 2016 was not material.
The general strengthening of the U.S. dollar relative to certain foreign currencies from the first six months of 2015 compared to the same period in 2016 had an unfavorable impact on our revenue. If we had translated revenue for the six months ended June 30, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue would have been $12.02 billion, and our advertising revenue would have been $11.64 billion. Using these constant rates, both revenue and advertising revenue would have been $203 million higher than actual revenue and advertising revenue for the first six months of 2016.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Cost of revenue	$916	$668	37%	$1,754	$1,323	33%
Percentage of revenue	14%	17%		15%	17%
Cost of revenue in the second quarter and the first six months of 2016 increased $248 million, or 37%, and $431 million, or 33%, compared to the same periods in 2015. The increases in both periods were primarily due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher ads payment and processing costs.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Research and development	$1,463	$1,170	25%	$2,806	$2,231	26%
Percentage of revenue	23%	29%		24%	29%
Research and development expenses in the second quarter and the first six months of 2016 increased $293 million, or 25%, and $575 million, or 26%, respectively, compared to the same periods in 2015. The majority of the increases in both periods were due to increases in payroll and benefits expenses as a result of a 34% growth in employee headcount from June 30, 2015 to June 30, 2016 in engineering and other technical functions. Additionally, in the second quarter and the first six months of 2016, our equipment and related expenses to support our research and development efforts increased $34 million and $71 million, respectively, and our changes to the fair value of our contingent liability increased $31 million and $45 million, respectively, compared to the same periods in 2015.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Marketing and sales	$899	$626	44%	$1,726	$1,247	38%
Percentage of revenue	14%	15%		15%	16%
Marketing and sales expenses in the second quarter and the first six months of 2016 increased $273 million, or 44%, and $479 million, or 38%, respectively, compared to the same periods in 2015. The increases in both periods were partially due to increases in payroll and benefits expenses as a result of a 29% increase in employee headcount from June 30, 2015 to June 30, 2016 in our marketing and sales functions. Additionally, in the second quarter and the first six months of 2016, our marketing expenses increased $91 million and $137 million, respectively, and our professional services expenses increased $62 million and $104 million respectively, due to higher consulting and other professional service fees, compared to the same periods in 2015.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
General and administrative	$412	$305	35%	$778	$579	34%
Percentage of revenue	6%	8%		7%	8%
General and administrative expenses in the second quarter and the first six months of 2016 increased $107 million, or 35%, and $199 million, or 34%, respectively, compared to the same periods in 2015. The majority of the increases in both periods were due to increases in payroll and benefits expenses as a result of a 31% increase in employee headcount from June 30, 2015 to June 30, 2016 in general and administrative functions, and to a lesser extent, higher professional services and legal fees.
Interest and other income/(expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Interest income/(expense), net	$32	$5	NM	$60	$7	NM
Other income/(expense), net	(12)	(5)	(140)%	18	(8)	NM
Interest and other income/(expense), net	$20	$—	NM	$78	$(1)	NM
Interest and other income/(expense), net in the second quarter and the first six months of 2016 increased $20 million and $79 million, respectively, compared to the same periods in 2015. The increases in both periods were primarily due to increases in interest income/(expense), net as a result of higher invested cash balances and interest rates, which for the second quarter of 2016, was partially offset by a decrease in other income/(expense), net. In the first six months of 2016, the increase in other income/(expense), net also contributed to the increase in interest and other income/(expense), net. The changes in other income/(expense), net were mostly due to foreign exchange impact from the periodic re-measurement of our foreign currency balances.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Provision for income taxes	$711	$554	28%	$1,267	$974	30%
Effective tax rate	26%	44%		26%	44%
Our provision for income taxes in the second quarter and the first six months of 2016 increased $157 million, or 28%, and $293 million, or 30%, respectively, compared to the same periods in 2015, primarily due to increases in pre-tax income, partially offset by decreases in the effective tax rate. Our effective tax rate in the second quarter and the first six months of 2016 decreased compared to the same periods in 2015, primarily due to increases in pre-tax income in jurisdictions with tax rates lower than that of the United States. We have not provided United States taxes for all foreign earnings because we intend to indefinitely reinvest a substantial portion of those earnings outside of the United States.
Our effective tax rate differs from the U.S. statutory rate primarily because of the impact of operations in jurisdictions with tax rates lower than the United States, acquiring intellectual property and integrating it into our business, non-deductible share-based compensation, and tax research credits. There was no material impact from acquiring intellectual property and integrating it into our business in the second quarter and the first six months of 2016. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $23.29 billion as of June 30, 2016, an increase of $4.86 billion from December 31, 2015, primarily due to $6.18 billion of cash generated from operations and $961 million in excess tax benefits from share-based award activity, partially offset by $2.13 billion for purchases of property and equipment and $312 million for principal payments on capital lease and other financing obligations.
Cash paid for income taxes (net of refunds) was $407 million for the first six months of 2016. As of June 30, 2016, our federal net operating loss carryforward was $2.21 billion, and we anticipate that a relatively small portion of this amount will be utilized to offset our federal taxable income in 2016. As of June 30, 2016, we had $795 million of federal tax credits, of which a substantial portion will be available to offset our federal tax liabilities in 2016.
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion, and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of June 30, 2016, no amounts had been drawn down and we were in compliance with the covenants under the 2016 Facility.
As of June 30, 2016, $2.63 billion of the $23.29 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary.
We currently anticipate that our available funds, cash flow from operations, and credit facility will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2016, mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $1.55 billion and total depreciation and amortization of $1.14 billion. The increase in cash flow from operating activities during the first six months of 2016, compared to the same period in 2015, was primarily due to an increase in net income as adjusted for depreciation and amortization, deferred income taxes, and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $6.65 billion for the first six months of 2016, mostly due to $4.57 billion for net purchases of marketable securities, and $2.13 billion for capital expenditures as we continued to invest in data centers and servers, office buildings, and network infrastructure. The increase in cash used in investing activities during the first six months of 2016, compared to the same period in 2015, was mostly due to increases in net purchases of marketable securities, and in capital expenditures, partially offset by a decrease in acquisitions of businesses.
We anticipate making capital expenditures in 2016 of approximately $4.5 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first six months of 2016 mostly consisted of excess tax benefit from share-based award activity and principal payments on capital lease and other financing obligations. The decrease in cash provided by financing activities during the first six months of 2016, compared to the same period in 2015, was mostly due to higher principal payments related to our capital lease and other financing obligations, partially offset by an increase in excess tax benefit from share-based award activity.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2016.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency loss of $13 million and foreign currency gain of $16 million in the three and six months ended June 30, 2016, respectively, and foreign currency losses of $7 million and $11 million in the three and six months ended June 30, 2015, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $225 million and $173 million in the market value of our available-for-sale debt securities as of June 30, 2016 and December 31, 2015, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits have been consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleges that the defendants breached their fiduciary duties in connection with the Reclassification. Among other remedies, these lawsuits seek to enjoin the Reclassification as well as unspecified money damages, costs, and attorneys’ fees. We believe that the lawsuits are without merit and intend to vigorously defend against all claims asserted.
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

•	there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•	we are unable to obtain or attract engaging third-party content;

•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first six months of 2016 and 2015, advertising accounted for 97% and 94%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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

•	loss of advertising market share to our competitors, including if prices for purchasing ads increase or if competitors offer lower priced or more integrated products;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including: by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, or web browsers; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult; or by making it more difficult to communicate with our users. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
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
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, government surveillance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data and to prevent data loss and other security breaches, we cannot assure you that such measures will provide absolute security.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments or the sale of Oculus products and services;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•
the overall tax rate for our business, which may be affected by a number of factors, including the financial results of our international subsidiaries and the timing, size, and integration of acquisitions we may make from time to time;

•
tax obligations that may arise from changes in laws or resolutions of tax examinations, including the examination we are currently under by the Internal Revenue Service (IRS), that materially differ from the amounts we have anticipated;

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework may be challenged by national regulators or private parties. In addition, the other bases on which Facebook relies to legitimize the transfer of data, such as model contracts, have been subjected to regulatory or judicial scrutiny. If Facebook is unable to transfer data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation, known as the General Data Protection Regulation (GDPR), which is due to become law in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
We have been subject to regulatory investigations and settlements, and we expect to continue to be subject to such proceedings and other inquires in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we may be subject to additional class action lawsuits based on product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO and with our intention to create a new class of capital stock (Class C capital stock) and to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
Our CEO has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock.
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, or if issued, our Class C capital stock, which will generally have no voting power, and might harm the trading price of our Class A common stock and, if issued, our Class C capital stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.
Moreover, since our Class C capital stock, if issued, will generally have no voting power, the issuance of the Class C capital stock, including in connection with future financings, acquisitions, or the issuance of future equity awards, could have the effect of prolonging the duration of Mr. Zuckerberg's ability to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore his ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, and any merger, consolidation, or sale of all or substantially all of our assets. We believe that Mr. Zuckerberg's continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Zuckerberg no longer controls a majority of the voting power, whether as a result of the disposition of some or all his shares of Class A or Class B common stock or otherwise, our business or the trading price of our Class A common stock and, if issued, our Class C capital stock may be adversely affected.
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
Some of our metrics have also been affected by applications on certain mobile devices that automatically contact our servers for regular updates with no user action involved, and this activity can cause our system to count the user associated with such a device as an active user on the day such contact occurs. The impact of this automatic activity on our metrics varied by geography because mobile usage varies in different regions of the world. In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a mobile-only user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology. For example, some third parties are not able to accurately measure mobile users or do not count mobile users for certain user groups or at all in their analyses.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 14,495 as of June 30, 2016 from 10,955 as of June 30, 2015, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located and where the cost of living is high. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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
Our users can purchase virtual and digital goods from developers that offer applications using our Payments infrastructure on the Facebook website. In addition, certain of our users can use our Payments infrastructure, including on Messenger, for other activities, such as sending money to other users and making donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and are applying for certain regulatory licenses in Europe, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
We also require the suppliers and business partners of our Oculus products to comply with law and certain company policies regarding sourcing practices, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical or corrupt, we could experience supply chain disruptions, canceled orders, or damage to our reputation.

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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. For example, the IRS recently issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and will contest this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.

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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and if the creation and dividend of Class C capital stock is effected, the trading price of that class will likely be volatile and may impact the trading price for the Class A common stock.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $121.08 through June 30, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, we recently announced a proposal to create a new class of non-voting capital stock, known as Class C capital stock, and to distribute two shares of Class C capital stock as a dividend to the holders of our Class A and Class B common stock. While this proposal has been approved by our stockholders, the record and payment dates for this dividend will be determined by our board of directors in its discretion and there can be no assurance as to the timing of such dates. Once the dividend is distributed, we expect that the market price for the shares of our Class A common stock will generally reflect the effect of a three-for-one stock split. The pending Reclassification is currently subject to class action lawsuits that were filed on behalf of our stockholders.
If issued, we plan to list the Class C capital stock on the NASDAQ Stock Market LLC. The trading price for the Class C capital stock may be volatile and affected by the factors noted with respect to our Class A common stock above. The trading price of the Class C capital stock may also be affected by the difference in voting rights compared to our Class A and Class B common shares, the liquidity of the market for Class C capital stock, and investor demand for Class C capital stock, including that of institutional investors that may be unwilling, unable, or choose not to hold non-voting shares of our capital stock.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share, and we intend to create Class C capital stock that generally has no voting rights. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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

Our status as a "controlled company" could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In connection with the pending Reclassification, we intend to amend our corporate governance guidelines to provide that we will not avail ourselves of the "controlled company" exemption with respect to the independence of the members of our compensation & governance committee. However, we do not have a separate and independent nominating function and will continue to have the full board of directors be directly responsible for nominating members of our board. In addition, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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
We intend to amend and restate our restated certificate of incorporation to create, as further described above, a new class of non-voting capital stock which may prolong Mr. Zuckerberg’s ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2016	—	$—	—	—
May 1 – May 31, 2016	—	$—	—	—
June 1 – June 30, 2016	111,673	$0.32	—	—

(1)
Unvested shares are subject to a right of repurchase by us in the event the recipient of such unvested acquisition shares is no longer employed by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	2012 Equity Incentive Plan, as amended and restated on June 20, 2016.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of July 2016.

FACEBOOK, INC.

Date: July 28, 2016	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2016	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)