Form 10-Q
period 2016-09-30
Facebook Inc
filed 2016-11-03
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,340,824,544 shares outstanding as of October 28, 2016
Class B Common Stock $0.000006 par value	541,342,934 shares outstanding as of October 28, 2016

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,038	$4,907
Marketable securities	20,102	13,527
Accounts receivable, net of allowances for doubtful accounts of $83 and $68 as of September 30, 2016 and December 31, 2015, respectively	3,070	2,559
Prepaid expenses and other current assets	1,118	659
Total current assets	30,328	21,652
Property and equipment, net	7,899	5,687
Intangible assets, net	2,702	3,246
Goodwill	18,085	18,026
Other assets	660	796
Total assets	$59,674	$49,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$260	$196
Partners payable	239	217
Accrued expenses and other current liabilities	2,018	1,449
Deferred revenue and deposits	78	56
Current portion of capital lease obligations	—	7
Total current liabilities	2,595	1,925
Capital lease obligations, less current portion	—	107
Other liabilities	2,964	3,157
Total liabilities	5,559	5,189
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,336 million and 2,293 million shares issued and outstanding, including 5 million and 8 million outstanding shares subject to repurchase, as of September 30, 2016 and December 31, 2015, respectively; 4,141 million Class B shares authorized, 546 million and 552 million shares issued and outstanding, including 2 million and 3 million outstanding shares subject to repurchase, as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	38,756	34,886
Accumulated other comprehensive loss	(372)	(455)
Retained earnings	15,731	9,787
Total stockholders' equity	54,115	44,218
Total liabilities and stockholders' equity	$59,674	$49,407
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$7,011	$4,501	$18,829	$12,087
Costs and expenses:
Cost of revenue	987	720	2,741	2,043
Research and development	1,539	1,271	4,345	3,502
Marketing and sales	925	706	2,651	1,953
General and administrative	438	345	1,216	924
Total costs and expenses	3,889	3,042	10,953	8,422
Income from operations	3,122	1,459	7,876	3,665
Interest and other income/(expense), net	47	(27)	125	(28)
Income before provision for income taxes	3,169	1,432	8,001	3,637
Provision for income taxes	790	536	2,057	1,510
Net income	$2,379	$896	$5,944	$2,127
Less: Net income attributable to participating securities	6	5	18	12
Net income attributable to Class A and Class B common stockholders	$2,373	$891	$5,926	$2,115
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.83	$0.32	$2.07	$0.76
Diluted	$0.82	$0.31	$2.05	$0.75
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,871	2,808	2,857	2,796
Diluted	2,915	2,863	2,902	2,848
Share-based compensation expense included in costs and expenses:
Cost of revenue	$30	$21	$80	$59
Research and development	633	598	1,842	1,767
Marketing and sales	94	82	269	236
General and administrative	62	56	180	161
Total share-based compensation expense	$819	$757	$2,371	$2,223
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,379	$896	$5,944	$2,127
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	35	(22)	55	(155)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(33)	(1)	28	3
Comprehensive income	$2,381	$873	$6,027	$1,975
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$5,944	$2,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,728	1,402
Share-based compensation	2,371	2,214
Deferred income taxes	(123)	(672)
Tax benefit from share-based award activity	1,420	1,155
Excess tax benefit from share-based award activity	(1,420)	(1,155)
Other	23	13
Changes in assets and liabilities:
Accounts receivable	(478)	(405)
Prepaid expenses and other current assets	(311)	(145)
Other assets	46	4
Accounts payable	(21)	7
Partners payable	20	40
Accrued expenses and other current liabilities	641	291
Deferred revenue and deposits	21	(18)
Other liabilities	(103)	914
Net cash provided by operating activities	9,758	5,772
Cash flows from investing activities
Purchases of property and equipment	(3,222)	(1,831)
Purchases of marketable securities	(17,368)	(10,333)
Sales of marketable securities	9,791	4,125
Maturities of marketable securities	1,034	1,563
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(81)	(309)
Change in restricted cash and deposits	82	77
Net cash used in investing activities	(9,764)	(6,708)
Cash flows from financing activities
Principal payments on capital lease and other financing obligations	(312)	(107)
Excess tax benefit from share-based award activity	1,420	1,155
Other financing activities, net	(2)	(20)
Net cash provided by financing activities	1,106	1,028
Effect of exchange rate changes on cash and cash equivalents	31	(99)
Net increase (decrease) in cash and cash equivalents	1,131	(7)
Cash and cash equivalents at beginning of period	4,907	4,315
Cash and cash equivalents at end of period	$6,038	$4,308
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow data
Cash paid during the period for:
Interest	$11	$8
Income taxes, net	$764	$199
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$319	$107
Promissory note payable issued in connection with an acquisition	$—	$198
Settlement of contingent consideration liability	$33	$—
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
Recently Issued or Adopted Accounting Pronouncements
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures; however, we anticipate the impact will reduce our effective tax rate.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which addresses eight specific cash flow classification issues to reduce diversity in practice. This guidance will be effective for us in the first quarter of 2017 on a retrospective basis and early adoption is permitted. We elected to early adopt this guidance in the third quarter of 2016 on a retrospective basis. There was no reclassification impact of the adoption on our condensed consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015, and such statements have been presented in accordance with this new guidance.

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
Basic and dilutive securities in our basic and diluted EPS calculation for the three and nine months ended September 30, 2016 also included the effect of earn-out shares which issuance was contingent upon the completion of certain milestones. The performance milestones related to our earn-out shares were completed in the second quarter of 2016. Basic and dilutive securities in our basic and diluted EPS calculation for the three and nine months ended September 30, 2015 excluded the effect of these earn-out shares because the milestones were not met as of September 30, 2015.
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the three and nine months ended September 30, 2016 and 2015.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$1,925	$454	$719	$177	$4,806	$1,138	$1,705	$422
Less: Net income attributable to participating securities	5	1	4	1	15	3	9	3
Net income attributable to common stockholders	$1,920	$453	$715	$176	$4,791	$1,135	$1,696	$419
Denominator
Weighted average shares outstanding	2,328	550	2,264	558	2,316	549	2,253	559
Less: Shares subject to repurchase	5	2	10	4	6	2	11	5
Number of shares used for basic EPS computation	2,323	548	2,254	554	2,310	547	2,242	554
Basic EPS	$0.83	$0.83	$0.32	$0.32	$2.07	$2.07	$0.76	$0.76
Diluted EPS:
Numerator
Net income attributable to common stockholders	$1,920	$453	$715	$176	$4,791	$1,135	$1,696	$419
Reallocation of net income attributable to participating securities	6	—	5	—	18	—	12	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	453	—	176	—	1,135	—	419	—
Reallocation of net income to Class B common stock	—	2	—	3	—	9	—	10
Net income attributable to common stockholders for diluted EPS	$2,379	$455	$896	$179	$5,944	$1,144	$2,127	$429
Denominator
Number of shares used for basic EPS computation	2,323	548	2,254	554	2,310	547	2,242	554
Conversion of Class B to Class A common stock	548	—	554	—	547	—	554	—
Weighted average effect of dilutive securities:
Employee stock options	4	4	7	7	5	5	8	8
RSUs	35	3	42	8	34	5	39	10
Shares subject to repurchase	4	1	6	2	5	1	5	2
Earn-out shares	1	1	—	—	1	1	—	—
Number of shares used for diluted EPS computation	2,915	557	2,863	571	2,902	559	2,848	574
Diluted EPS	$0.82	$0.82	$0.31	$0.31	$2.05	$2.05	$0.75	$0.75

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$1,953	$1,703
Money market funds	2,347	2,409
U.S. government securities	900	597
U.S. government agency securities	705	145
Corporate debt securities	133	53
Total cash and cash equivalents	6,038	4,907
Marketable securities:
U.S. government securities	7,416	5,948
U.S. government agency securities	6,738	4,475
Corporate debt securities	5,948	3,104
Total marketable securities	20,102	13,527
Total cash and cash equivalents, and marketable securities	$26,140	$18,434
The gross unrealized gains or losses on our marketable securities as of September 30, 2016 and December 31, 2015 were not significant. In addition, the gross unrealized losses that had been in a continuous loss position for 12 months or longer were not significant as of September 30, 2016 and December 31, 2015. As of September 30, 2016, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2016
Due in one year	$4,898
Due in one to five years	15,204
Total	$20,102

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,347	$2,347	$—	$—
U.S. government securities	900	900	—	—
U.S. government agency securities	705	705	—	—
Corporate debt securities	133	—	133	—
Marketable securities:
U.S. government securities	7,416	7,416	—	—
U.S. government agency securities	6,738	6,738	—	—
Corporate debt securities	5,948	—	5,948	—
Total cash equivalents and marketable securities	$24,187	$18,106	$6,081	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$263	$—	$263	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,409	$2,409	$—	$—
U.S. government securities	597	597	—	—
U.S. government agency securities	145	145	—	—
Corporate debt securities	53	—	53	—
Marketable securities:
U.S. government securities	5,948	5,948	—	—
U.S. government agency securities	4,475	4,475	—	—
Corporate debt securities	3,104	—	3,104	—
Total cash equivalents and marketable securities	$16,731	$13,574	$3,157	$—

Other liabilities:
Contingent consideration liability	$260	$—	$—	$260
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
The performance milestones related to our contingent consideration liability were completed in the second quarter of 2016. Therefore, we no longer have to estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows which are unobservable inputs that are not supported by market activity. As such, we reclassified our contingent consideration liability from Level 3 to Level 2.

During the three and nine months ended September 30, 2016, we recognized an increase in the fair value of our contingent liability of $20 million and $87 million, respectively, in research and development expense in our condensed consolidated statements of income, mostly due to the increase in the fair value of our common stock and the completion of the performance milestones described above. In addition, we settled a portion of the contingent liability in July 2016 and the remaining portion of the contingent liability was reclassified to accrued expenses and other current liabilities on our condensed consolidated balance sheets as of September 30, 2016.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2016	December 31, 2015
Land	$692	$596
Buildings	2,687	2,273
Leasehold improvements	474	447
Network equipment	4,734	3,633
Computer software, office equipment and other	351	248
Construction in progress	1,840	622
Total	10,778	7,819
Less: Accumulated depreciation	(2,879)	(2,132)
Property and equipment, net	$7,899	$5,687
Construction in progress includes costs primarily related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized during the three and nine months ended September 30, 2016 and 2015.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in millions):

Balance as of December 31, 2015	$18,026
Goodwill acquired	56
Effect of currency translation adjustment	3
Balance as of September 30, 2016	$18,085

Intangible assets consist of the following (in millions):

		September 30, 2016			December 31, 2015
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	5.0	$2,056	$(604)	$1,452	$2,056	$(382)	$1,674
Acquired technology	3.8	915	(462)	453	831	(310)	521
Acquired patents	6.1	785	(399)	386	785	(333)	452
Trade names	3.4	629	(265)	364	629	(163)	466
Other	3.5	162	(115)	47	162	(89)	73
Total finite-lived intangible assets	4.7	$4,547	$(1,845)	$2,702	$4,463	$(1,277)	$3,186

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$—	$—	$—	$60	$—	$60

Total intangible assets		$4,547	$(1,845)	$2,702	$4,523	$(1,277)	$3,246

We completed the IPR&D and reclassified it from indefinite-lived intangible asset to acquired technology in March 2016. We also began amortizing the balance over its estimated useful life.
Amortization expense of intangible assets was $195 million and $568 million for the three and nine months ended September 30, 2016, respectively, and $180 million and $539 million for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2016	$182
2017	681
2018	614
2019	522
2020	357
Thereafter	346
Total	$2,702

Note 7.	Long-term Debt
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of September 30, 2016, no amounts had been drawn down and we were in compliance with the covenants under the 2016 Facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers with original lease periods expiring between 2016 and 2032. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $63 million and $181 million for the three and nine months ended September 30, 2016, respectively, and $47 million and $127 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had fully repaid all of our capital lease obligations.
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
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending matters, one case is currently scheduled for trial in the near future. ZeniMax Media Inc. v. Oculus VR Inc., is scheduled to begin trial in January 2017, in the U.S. District Court for the Northern District of Texas. In the ZeniMax case, the plaintiff asserts a number of claims against us, including trade secret misappropriation, copyright infringement, tortious interference with contract, unfair competition, unjust enrichment, trademark infringement, and false designation. The plaintiff is seeking significant monetary damages and equitable relief, including an injunction. We believe the claims made by the plaintiff in the ZeniMax case are without merit, and we intend to defend ourselves vigorously. Because the outcome of litigation is inherently uncertain, we believe it is reasonably possible that we may incur a loss in connection with this matter. However, we do not believe a material loss is probable and we are unable to estimate a reasonable range of loss, if any, that could result were there to be an adverse final decision, and we therefore have not accrued a liability for this matter. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results in the period(s) in which any such outcome becomes probable and estimable.
With respect to our other outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.
For information regarding income tax contingencies, see Note 10 — Income Taxes.

Note 9.	Stockholders' Equity
Reclassification
In April 2016, our board of directors approved the Reclassification by approving amendments to our restated certificate of incorporation (the New Certificate) that would, among other things, create non-voting Class C capital stock. The Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and in connection with any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all other respects and as to all matters to the shares of Class A and Class B common stock, except for voting rights and as expressly provided in the New Certificate. The New Certificate was approved by our stockholders on June 20, 2016. As of September 30, 2016, the New Certificate was not yet effective.
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
The following table summarizes the activities of stock option awards under the Stock Plans for the nine months ended September 30, 2016:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2015	8,443	$7.10
Stock options exercised	(2,127)	5.21
Balance as of September 30, 2016	6,316	$7.74	3.1	$761
Stock options vested and expected to vest as of September 30, 2016	6,315	$7.74	3.1	$761
Stock options exercisable as of September 30, 2016	4,827	$5.99	2.9	$590

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $128.27, as reported on the NASDAQ Global Select Market on September 30, 2016.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2016:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2015	116,409	$65.95
Granted	26,264	112.08
Vested	(33,820)	58.27
Forfeited	(4,351)	73.91
Unvested at September 30, 2016	104,502	$79.69

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2016 was $1.21 billion and $3.84 billion, respectively, and $894 million and $2.38 billion, respectively, during the three and nine months ended September 30, 2015.
As of September 30, 2016, there was $7.48 billion of unrecognized share-based compensation expense, of which (i) $7.15 billion was related to RSUs, and (ii) $323 million was related to restricted shares, shares related to our contingent consideration with performance conditions that were met in the second quarter of 2016 but are still subject to service condition, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2010 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. Our 2011 and subsequent years remain open to examination in Ireland. In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregate amount of approximately $3.0 billion to $5.0 billion, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations or cash flows.
Our gross unrecognized tax benefits were $3.20 billion and $3.02 billion as of September 30, 2016 and December 31, 2015, respectively. If the gross unrecognized tax benefits as of September 30, 2016 were realized in a subsequent period, this would result in a tax benefit of $2.53 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits, however, we do not anticipate a significant impact to such amount within the next 12 months.

Note 11.	Geographical Information
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$3,184	$2,166	$8,545	$5,699
Rest of the world (1)	3,827	2,335	10,284	6,388
Total revenue	$7,011	$4,501	$18,829	$12,087

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	September 30, 2016	December 31, 2015
Property and equipment, net:
United States	$6,239	$4,498
Rest of the world (1)	1,660	1,189
Total property and equipment, net	$7,899	$5,687

(1)
As of September 30, 2016, property and equipment, net in Sweden no longer exceeded 10% of our total property and equipment, net. As of December 31, 2015, such balance was $713 million. Other than disclosed, no individual country exceeded 10% of our total property and equipment, net for any period presented.

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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2016 and 2015—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key user metrics and financial results for the third quarter of 2016 are as follows:
User growth:

•	Daily active users (DAUs) were 1.18 billion on average for September 2016, an increase of 17% year-over-year.

•	Mobile DAUs were 1.09 billion on average for September 2016, an increase of 22% year-over-year.

•	Monthly active users (MAUs) were 1.79 billion as of September 30, 2016, an increase of 16% year-over-year.

•	Mobile MAUs were 1.66 billion as of September 30, 2016, an increase of 20% year-over-year.
Financial results:

•	Revenue was $7.01 billion, up 56% year-over-year, and ad revenue was $6.82 billion, up 59% year-over-year.

•	Total costs and expenses were $3.89 billion.

•	Income from operations was $3.12 billion.

•	Net income was $2.38 billion with diluted earnings per share of $0.82.

•	Capital expenditures were $1.10 billion.

•	Effective tax rate was 25%.

•	Cash and cash equivalents and marketable securities were $26.14 billion as of September 30, 2016.

•	Headcount was 15,724 as of September 30, 2016.
In the third quarter of 2016, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, and (iii) making our ads more relevant and effective through expanded capabilities of tools for marketers.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Messenger, Instagram, WhatsApp and video, and (iii) long-term technology initiatives that we believe will further our mission to connect the world, such as virtual reality and artificial intelligence. We intend to continue to invest based on this roadmap and we expect these investments and our increasingly global scale will drive significant overall year-over-year expense growth compared to 2015. In addition, we anticipate our expenses in 2017 will continue to grow as we invest in priorities such as hiring top engineering talent and our ongoing data center expansion efforts.

Trends in Our User Metrics
The numbers for our key metrics, our DAUs, mobile DAUs, MAUs, mobile MAUs, and average revenue per user (ARPU), and certain other metrics such as mobile-only DAUs and mobile-only MAUs, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.
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

Worldwide DAUs increased 17% to 1.18 billion on average during September 2016 from 1.01 billion during September 2015. We experienced growth in DAUs across major markets, including India, Brazil, and Mexico. Overall growth in DAUs was driven by increased mobile usage of Facebook, and the number of DAUs accessing Facebook on personal computers decreased in September 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

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

Worldwide mobile DAUs increased 22% to 1.09 billion on average during September 2016 from 894 million during September 2015. In all regions, an increasing number of our DAUs accessed Facebook through mobile devices on average during September 2016, as compared to the same period during 2015, with users in India, Brazil, and the United States representing key sources of mobile DAU growth on average during September 2016. On average during September 2016, there were 945 million mobile-only DAUs, increasing 28% from 738 million mobile-only DAUs during the same period in 2015. The remaining mobile DAUs accessed Facebook from both mobile devices and personal computers. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of September 30, 2016, we had 1.79 billion MAUs, an increase of 16% from September 30, 2015. Users in India, Indonesia, and Brazil represented key sources of growth in the third quarter of 2016, relative to the same period in 2015. Overall growth in MAUs was driven by increased mobile usage of Facebook, and the number of MAUs accessing Facebook on personal computers decreased in September 2016, compared to the same period in 2015. We believe that use of Facebook through personal computers will continue to decline.

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

Worldwide mobile MAUs increased 20% to 1.66 billion as of September 30, 2016 from 1.39 billion as of September 30, 2015. In all regions, an increasing number of our MAUs accessed Facebook through mobile devices in the third quarter of 2016, as compared to the same period in 2015, with users in India, Indonesia, and Brazil representing key sources of mobile MAU growth in the third quarter of 2016. There were 1.05 billion mobile-only MAUs as of September 30, 2016, increasing 45% from 727 million mobile-only MAUs during the same period in 2015. The remaining 603 million mobile MAUs accessed Facebook from both mobile devices and personal computers during September 2016. We anticipate that growth in mobile users will continue to be the driver of our user growth for the foreseeable future.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2016 in the United States & Canada region was more than eight times higher than in the Asia-Pacific region.
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

During the third quarter of 2016, worldwide ARPU was $4.01, an increase of 35% from the third quarter of 2015. Over this period, ARPU increased by 49% in United States & Canada, 36% in Europe and Asia-Pacific, and 29% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenue	$7,011	$4,501	$18,829	$12,087
Costs and expenses:
Cost of revenue	987	720	2,741	2,043
Research and development	1,539	1,271	4,345	3,502
Marketing and sales	925	706	2,651	1,953
General and administrative	438	345	1,216	924
Total costs and expenses	3,889	3,042	10,953	8,422
Income from operations	3,122	1,459	7,876	3,665
Interest and other income/(expense), net	47	(27)	125	(28)
Income before provision for income taxes	3,169	1,432	8,001	3,637
Provision for income taxes	790	536	2,057	1,510
Net income	$2,379	$896	$5,944	$2,127
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Cost of revenue	$30	$21	$80	$59
Research and development	633	598	1,842	1,767
Marketing and sales	94	82	269	236
General and administrative	62	56	180	161
Total share-based compensation expense	$819	$757	$2,371	$2,223

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	16	15	17
Research and development	22	28	23	29
Marketing and sales	13	16	14	16
General and administrative	6	8	6	8
Total costs and expenses	55	68	58	70
Income from operations	45	32	42	30
Interest and other income/(expense), net	1	(1)	1	—
Income before provision for income taxes	45	32	42	30
Provision for income taxes	11	12	11	12
Net income	34%	20%	32%	18%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	—%	—%	—%	—%
Research and development	9	13	10	15
Marketing and sales	1	2	1	2
General and administrative	1	1	1	1
Total share-based compensation expense	12%	17%	13%	18%
Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Advertising	$6,816	$4,299	59%	$18,256	$11,442	60%
Payments and other fees	195	202	(3)%	573	645	(11)%
Total revenue	$7,011	$4,501	56%	$18,829	$12,087	56%
Revenue in the third quarter and the first nine months of 2016 increased $2.51 billion, or 56%, and $6.74 billion, or 56%, respectively, compared to the same periods in 2015. The increases were mostly due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For the third quarter and the first nine months of 2016, we estimate that mobile advertising revenue represented approximately 84% and 83%, respectively, of total advertising revenue, as compared with approximately 78% and 76%, respectively in the same periods in 2015. Factors that influenced our mobile advertising revenue growth in the third quarter and the first nine months of 2016 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in mobile user growth and engagement, and (iii) an increase in the number and frequency of ads displayed on mobile devices, as well as the quality, relevance, and performance of those ads. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.
In addition, during the third quarter and the first nine months of 2016, as compared to the same periods in 2015, the average price per ad increased by 6% and 7%, respectively, and the number of ads delivered increased by 50% for both periods. The increase in average price per ad was driven by a continued mix shift towards a greater percentage of our ads being shown in News Feed, while the increase in the ads delivered was driven by the same factors that influenced our mobile advertising revenue growth.
Payments and other fees revenue in the third quarter and the first nine months of 2016 decreased $7 million, or 3%, and $72 million, or 11%, respectively, compared to the same periods in 2015. The majority of the decreases in Payments and other fees revenue were due to decreased Payments revenue from games played on personal computers. Facebook usage on personal computers has been declining and will continue to decline in the future, resulting in a continuing decline in our Payments revenue. We anticipate the decline in our Payments revenue will be offset, in part or in whole, by the revenue from the delivery of virtual reality platform devices and related platform sales.
Foreign Exchange Impact on Revenue
The foreign exchange impact on our revenue and advertising revenue from the third quarter of 2015 compared to the same period in 2016 was not material.
The general strengthening of the U.S. dollar relative to certain foreign currencies from the first nine months of 2015 compared to the same period in 2016 had an unfavorable impact on our revenue. If we had translated revenue for the nine months ended September 30, 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue would have been $19.06 billion, and our advertising revenue would have been $18.49 billion. Using these constant rates, both revenue and advertising revenue would have been $234 million higher than actual revenue and advertising revenue for the first nine months of 2016.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Cost of revenue	$987	$720	37%	$2,741	$2,043	34%
Percentage of revenue	14%	16%		15%	17%
Cost of revenue in the third quarter and the first nine months of 2016 increased $267 million, or 37%, and $698 million, or 34%, respectively, compared to the same periods in 2015. The increases in both periods were primarily due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with ads payment processing and various partnership arrangements.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Research and development	$1,539	$1,271	21%	$4,345	$3,502	24%
Percentage of revenue	22%	28%		23%	29%
Research and development expenses in the third quarter and the first nine months of 2016 increased $268 million, or 21%, and $843 million, or 24%, respectively, compared to the same periods in 2015. The majority of the increases in both periods were due to increases in payroll and benefits expenses as a result of a 32% increase in employee headcount from September 30, 2015 to September 30, 2016 in engineering and other technical functions. Additionally, in the third quarter and the first nine months of 2016, our equipment and related expenses to support our research and development efforts increased $48 million and $119 million, respectively.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Marketing and sales	$925	$706	31%	$2,651	$1,953	36%
Percentage of revenue	13%	16%		14%	16%
Marketing and sales expenses in the third quarter and the first nine months of 2016 increased $219 million, or 31%, and $698 million, or 36%, respectively, compared to the same periods in 2015. The majority of the increases in both periods were due to increases in payroll and benefits expenses as a result of a 27% increase in employee headcount from September 30, 2015 to September 30, 2016 in our marketing and sales functions, and increases in our consulting and other professional service fees. Additionally, in the third quarter and the first nine months of 2016, our marketing expenses increased $46 million and $182 million, respectively, compared to the same periods in 2015.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
General and administrative	$438	$345	27%	$1,216	$924	32%
Percentage of revenue	6%	8%		6%	8%
General and administrative expenses in the third quarter and the first nine months of 2016 increased $93 million, or 27%, and $292 million, or 32%, respectively, compared to the same periods in 2015. The majority of the increases in both periods were due to increases in payroll and benefits expenses as a result of a 31% increase in employee headcount from September 30, 2015 to September 30, 2016 in general and administrative functions, and to a lesser extent, higher professional services and legal fees.
Interest and other income/(expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Interest income/(expense), net	$50	$7	NM	$110	$15	NM
Other income/(expense), net	(3)	(34)	91%	15	(43)	NM
Interest and other income/(expense), net	$47	$(27)	NM	$125	$(28)	NM
Interest and other income/(expense), net in the third quarter and the first nine months of 2016 increased $74 million and $153 million, respectively, compared to the same periods in 2015. Interest income/(expense), net increased in both periods, primarily due to increases in interest income driven by higher invested cash balances and interest rates. In addition, other income/(expense), net increased in both periods, mostly due to foreign exchange impact from the periodic re-measurement of our foreign currency balances.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
	(in millions, except for percentages)
Provision for income taxes	$790	$536	47%	$2,057	$1,510	36%
Effective tax rate	25%	37%		26%	42%
Our provision for income taxes in the third quarter and the first nine months of 2016 increased $254 million, or 47%, and $547 million, or 36%, respectively, compared to the same periods in 2015, primarily due to increases in pre-tax income, partially offset by decreases in the effective tax rate. Our effective tax rate in the third quarter and the first nine months of 2016 decreased compared to the same periods in 2015, primarily due to increases in pre-tax income in jurisdictions with tax rates lower than that of the United States. We have not provided for United States taxes for all foreign earnings because we intend to indefinitely reinvest a substantial portion of those earnings outside of the United States.
Our effective tax rate differs from the U.S. statutory rate primarily because of the impact of operations in jurisdictions with tax rates lower than the United States, acquiring intellectual property and integrating it into our business, non-deductible share-based compensation, and tax research credits. There was no material impact from acquiring intellectual property and integrating it into our business in the third quarter and the first nine months of 2016. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States, which will also be affected by our methodologies for valuing our intellectual property and intercompany transactions. Our future effective tax rate will also be affected by the timing, size, and integration of any acquisitions we make.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $26.14 billion as of September 30, 2016, an increase of $7.71 billion from December 31, 2015, primarily due to $9.76 billion of cash generated from operations and $1.42 billion in excess tax benefits from share-based award activity, partially offset by $3.22 billion for purchases of property and equipment and $312 million for principal payments on capital lease and other financing obligations.
Cash paid for income taxes (net of refunds) was $764 million for the first nine months of 2016. As of September 30, 2016, our federal net operating loss carryforward was $2.60 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2016. As of September 30, 2016, we had $441 million of federal tax credits, of which a substantial portion will be available to offset our federal tax liabilities in 2016.
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion, and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of September 30, 2016, no amounts had been drawn down and we were in compliance with the covenants under the 2016 Facility.
As of September 30, 2016, $3.99 billion of the $26.14 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided for residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary.
Beginning in January 2017, we intend to fund withholding taxes due on employee equity awards by net share settlement, rather than our current approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. We expect this net share settlement approach will increase our cash outflows and reduce the number of shares that will be issued in connection with the vesting of our employee equity awards. If we had used the net share settlement approach in 2016, our cash outflows would have increased by approximately $1.8 billion for the nine months ended September 30, 2016, and the number of shares of Class A common stock issued in connection with the vesting of employee equity awards during this period would have decreased by approximately 16 million shares.
We currently anticipate that our available funds, cash flow from operations, and credit facility will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2016 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.37 billion and total depreciation and amortization of $1.73 billion. The increase in cash flow from operating activities during the first nine months of 2016, compared to the same period in 2015, was primarily due to an increase in net income as adjusted for deferred income taxes, depreciation and amortization, and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $9.76 billion for the first nine months of 2016, mostly due to $6.54 billion for net purchases of marketable securities, and $3.22 billion for capital expenditures as we continued to invest in data centers and servers, office buildings, and network infrastructure. The increase in cash used in investing activities during the first nine months of 2016, compared to the same period in 2015, was mostly due to increases in net purchases of marketable securities and in capital expenditures, partially offset by a decrease in acquisitions of businesses.
We anticipate making capital expenditures in 2016 of approximately $4.5 billion.
Cash Provided by Financing Activities
Cash flow from financing activities during the first nine months of 2016 mostly consisted of excess tax benefit from share-based award activity and principal payments on capital lease and other financing obligations. The increase in cash provided by financing activities during the first nine months of 2016, compared to the same period in 2015, was mostly due an increase in excess tax benefit from share-based award activity, partially offset by higher principal payments related to our capital lease and other financing obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.
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
See Note 8 — Commitments and Contingencies and Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.
Recently Issued Accounting Pronouncements
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures; however, we anticipate the impact will reduce our effective tax rate.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency loss of $2 million and a foreign currency gain of $14 million in the three and nine months ended September 30, 2016, respectively, and foreign currency losses of $36 million and $47 million in the three and nine months ended September 30, 2015, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $367 million and $173 million in the market value of our available-for-sale debt securities as of September 30, 2016 and December 31, 2015, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
In addition, we are also currently parties to multiple other lawsuits related to our products, including intellectual property lawsuits as well as class action lawsuits brought by users and marketers. Among these pending matters, one case is currently scheduled for trial in the near future. ZeniMax Media Inc. v. Oculus VR Inc., is scheduled to begin trial in January 2017, in the U.S. District Court for the Northern District of Texas. In the ZeniMax case, the plaintiff asserts a number of claims against us, including trade secret misappropriation, copyright infringement, tortious interference with contract, unfair competition, unjust enrichment, trademark infringement, and false designation. The plaintiff is seeking significant monetary damages and equitable relief, including an injunction. We believe the claims made by the plaintiff in the ZeniMax case are without merit, and we intend to defend ourselves vigorously.
We are also involved in other claims, government and regulatory investigations, and proceedings arising from the ordinary course of our business, and we may in the future be subject to additional lawsuits and disputes.

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first nine months of 2016 and 2015, advertising accounted for 97% and 95%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. We expect our ability to grow advertising revenue will continue to be dependent on our ability to generate revenue from ads displayed on mobile devices. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our advertising metrics, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•	the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in March 2016, we shipped our first virtual reality hardware product, the Oculus Rift. We do not have prior experience with consumer hardware products or virtual reality technology, which may adversely affect our ability to successfully develop and market the Oculus Rift and related products or technology, and we will incur increased costs in connection with the development and marketing of such products and technology. In addition, we have invested significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties, formats, or use cases where we have a proven means of monetization. For example, we have taken action to redirect users who send messages from within the Facebook application to our stand-alone Messenger application, although we do not monetize the stand-alone Messenger application in any significant manner. In addition, we plan to continue focusing on growing the user base for WhatsApp and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. We are also investing in new experiences using video, including Facebook Live, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of mobile products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.

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
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions, employee, contractor, or vendor error or malfeasance, government surveillance, or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments or the sale of Oculus products and services;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment and components for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in our global connectivity efforts, which may not have a clear path to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, foreign data protection, privacy, competition, and other laws and regulations can be more restrictive than those in the United States.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework may be challenged by national regulators or private parties. In addition, the other bases on which Facebook relies to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. For example, the Irish Data Protection Commissioner is investigating and has challenged the legal grounds for transfers of user data to Facebook, Inc.If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if Facebook is unable to transfer personal data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a new data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, actions, and audits in the United States, Europe, and around the world, particularly in the areas of consumer and data protection and competition, as we continue to grow and expand our operations. For example, several data protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to assert jurisdiction over Facebook, Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers, including as a result of cyber-attacks, could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.
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
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
Real or perceived inaccuracies in our user and other metrics may harm our reputation and negatively affect our business.
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
In addition, from time to time we provide, or rely on, certain other metrics, including those relating to the reach and effectiveness of our ads. All of our metrics are subject to software bugs, inconsistencies in our systems, and human error. If marketers, developers, or investors do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to Facebook, which could negatively affect our business and financial results.
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 15,724 as of September 30, 2016 from 11,996 as of September 30, 2015, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
Our users can purchase virtual and digital goods from developers that offer applications using our Payments infrastructure on the Facebook website. In addition, certain of our users can use our Payments infrastructure, including on Messenger, for other activities, such as sending money to other users and making donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and an Electronic Money (E-Money) license that allows us to conduct certain regulated payment activities in the participating member countries of the European Economic Area, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook is not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

We also require the suppliers and business partners of our Oculus products to comply with laws and certain company policies regarding sourcing practices, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical or corrupt, we could experience supply chain disruptions, canceled orders, or damage to our reputation.
In addition, the Securities and Exchange Commission’s conflict minerals rule requires disclosure by public companies of information relating to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. We may incur significant costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in Oculus products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities.
We may face inventory risk with respect to our Oculus products.
We may be exposed to inventory risks with respect to our Oculus products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to Oculus products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products Oculus may sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new Oculus product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of these factors may adversely affect our operating results.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. For example, the IRS recently issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and has issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and if the creation and dividend of Class C capital stock is effected, the trading price of that class will likely be volatile and may impact the trading price for the Class A common stock.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $131.98 through September 30, 2016. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock and, if issued, our Class C capital stock if the trading price of your shares increases.
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
Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In connection with the pending Reclassification, we intend to amend our corporate governance guidelines to provide that we will not avail ourselves of the "controlled company" exemption with respect to the independence of the members of our compensation & governance committee. However, we do not have a separate and independent nominating function and will continue to have the full board of directors be directly responsible for nominating members of our board. In addition, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock and, if issued, our Class C capital stock less attractive to some investors or otherwise harm our stock price.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 3rd day of November 2016.

FACEBOOK, INC.

Date: November 3, 2016	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2016	/s/ JAS ATHWAL
Jas Athwal Chief Accounting Officer (Principal Accounting Officer)