Form 10-K
period 2016-12-31
Facebook Inc
filed 2017-02-03
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $274 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.

On January 30, 2017, the registrant had 2,355,168,103 shares of Class A common stock and 534,813,231 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. For example, the number of duplicate or false accounts maintained by users in violation of our terms of service may change as our methodologies evolve. In 2016, we estimate that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 6% of our worldwide MAUs. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2016, for example, we estimate user-misclassified and undesirable accounts may have represented approximately 1% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts.
Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
The numbers of DAUs and MAUs discussed in this Annual Report on Form 10-K, as well as ARPU, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.

PART I

Item 1.Business
Overview
Our mission is to give people the power to share and make the world more open and connected.
Our top priority is to build useful and engaging products that enable people to connect and share through mobile devices, personal computers, and other surfaces. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest friends to the public at large, and stay connected everywhere by accessing our products, including:

•
Facebook. Facebook enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. There are a number of different ways to engage with people on Facebook, the most important of which is News Feed which displays an algorithmically-ranked series of stories and advertisements individualized for each person.

•	Instagram. Instagram enables people to take photos or videos, customize them with filter effects, and share them with friends and followers in a photo feed or send them directly to friends.

•
Messenger. Messenger allows for a rich and expressive way to communicate with people and businesses alike across a variety of platforms and devices, which makes it easy to reach almost everyone seamlessly and securely.

•	WhatsApp. WhatsApp Messenger is a fast, simple and reliable messaging application that is used by people around the world and is available on a variety of mobile platforms.

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
We are also investing in a number of longer-term initiatives, such as connectivity efforts and artificial intelligence research, to develop technologies that we believe will help us better serve our communities and pursue our mission to make the world more open and connected.
Competition
Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communications and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for application developers. We compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products.
We also compete with the following:

•
Companies that offer products across broad platforms that replicate key capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search, video and Android.

•	Companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging.

•	Companies that provide regional social networks that have strong positions in particular countries.

•	Traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

•	Companies that develop and deliver virtual reality products and services.

As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
Technology
Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, and the level of engagement from the people who use our products continues to increase, including with video, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers.
Our research and development expenses were $5.92 billion, $4.82 billion, and $2.67 billion in 2016, 2015, and 2014, respectively. For information about our research and development expenses, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and development" of this Annual Report on Form 10-K.
Sales and Operations
The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, through traditional advertising agencies, and with an ecosystem of specialized agencies and partners. We currently operate five support offices and more than 40 sales offices around the globe. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.
We own and lease data centers throughout the United States and in various locations internationally.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, competition, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-

compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We are currently, and may in the future, be subject to regulatory orders or consent decrees. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
Various laws and regulations in the United States and abroad, such as the U.S. Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit CARD Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value or prepaid access products. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies and procedures, and transaction reporting. To increase flexibility in how our online payments infrastructure (Payments) may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and an Electronic Money (E-Money) license that allows us to conduct certain regulated payment activities in the participating member countries of the European Economic Area, which will generally require us to demonstrate compliance with many domestic and foreign laws relating to money transmission, gift cards and other prepaid access instruments, electronic funds transfers, anti-money laundering, charitable fundraising, counter-terrorist financing, gambling, banking and lending, financial privacy and data security, and import and export restrictions.
Employees
As of December 31, 2016, we had 17,048 employees.
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
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Notes 1 and 13 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Available Information
Our website address is www.facebook.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com and newsroom.fb.com websites as well as Mark Zuckerberg's Facebook Page (https://www.facebook.com/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will continue to decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;

•	we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

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

•	we fail to provide adequate customer service to users, marketers, developers, or other partners;

•	we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity; or

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For 2016, 2015, and 2014, advertising accounted for 97%, 95% and 92%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search, video, and Android. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, or web browsers; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult; or by making it more difficult to communicate with our users. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•	the size and composition of our user base;

•	the engagement of our users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of Oculus products and services or other products we may introduce in the future;

•	the development and introduction of new products or services by us or our competitors;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in our global connectivity efforts and other initiatives, which may not have clear paths to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases on which Facebook relies to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. For example, the Irish Data Protection Commissioner is investigating and has challenged the legal grounds for transfers of user data to Facebook, Inc. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if Facebook is unable to transfer personal data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

We have been subject to regulatory investigations and settlements, and we expect to continue to be subject to such proceedings and other inquires in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, consumer protection, and competition, as we continue to grow and expand our operations. For example, several data protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to assert jurisdiction over Facebook, Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. Further, the European Commission’s Directorate General for Competition has issued a Statement of Objections in connection with our 2014 acquisition of WhatsApp and is investigating whether Facebook provided incorrect or misleading information during the merger review process (though the investigation will not have an impact on the merger approval). Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex, and unanticipated delays in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.
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
The numbers for our key metrics, which include our DAUs, MAUs, and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. For example, the number of duplicate or false accounts maintained by users in violation of our terms of service may change as our methodologies evolve. In 2016, we estimate that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 6% of our worldwide MAUs. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2016, for example, we estimate that such user-misclassified and undesirable accounts may have represented approximately 1% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts.
Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, we discovered an error in the algorithm we used to attribute our revenue by user geography in late 2015. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 17,048 as of December 31, 2016 from 12,691 as of December 31, 2015, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

•
risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;

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
We rely on third parties to manufacture our Oculus products. We may experience supply shortages or other supply chain disruptions in the future that could result in shipping delays and negatively impact our operations. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them.
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
We cannot guarantee that our recently announced share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In November 2016, our board of directors authorized the repurchase of up to $6 billion of our Class A common stock commencing in 2017. The repurchase program does not have an expiration date. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and if the creation and dividend of Class C capital stock is effected, the trading price of that class will likely be volatile and may impact the trading price for the Class A common stock.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $133.50 through December 31, 2016. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies;

•	trading activity in our share repurchase program; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
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
Our corporate headquarters are located in Menlo Park, California. As of December 31, 2016, we owned and leased approximately two million square feet of office buildings for our corporate headquarters, and 114 acres of land to be developed to accommodate anticipated future growth.
In addition, we leased offices around the world totaling approximately three million square feet. We also own and lease data centers throughout the United States and in various locations internationally.
Further, we entered into agreements to lease office buildings that are under construction. As a result of our involvement during these construction periods, we are considered for accounting purposes to be the owner of the construction projects. As such, we have excluded the square footage from the total leased space and owned properties, disclosed above.
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
In addition, we are also currently parties to multiple other lawsuits related to our products, including intellectual property lawsuits as well as class action lawsuits brought by users and marketers. Among these matters, the ZeniMax Media Inc. v. Oculus VR Inc. trial was held in January 2017 in the U.S. District Court for the Northern District of Texas. In the ZeniMax case, the plaintiff asserted a number of claims, against us and certain individuals, including trade secret misappropriation, copyright infringement, breach of contract, tortious interference with contract, unfair competition, unjust enrichment, trademark infringement, and false designation. The plaintiff was seeking actual damages of up to $2.0 billion, punitive damages of up to $4.0 billion, and equitable relief, including an injunction. On February 1, 2017, the jury reached a verdict in favor of the plaintiff on claims related to copyright infringement, breach of contract, trademark infringement and false designation, and found for the defendants on all other claims. The amount of damages awarded by the jury was $500 million in the aggregate. We believe we have multiple grounds to appeal this result and intend to vigorously pursue such appeals.
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

	2016		2015
	High	Low	High	Low
First Quarter	$117.59	$89.37	$86.07	$73.45
Second Quarter	$121.08	$106.31	$89.40	$76.79
Third Quarter	$131.98	$112.97	$99.24	$72.00
Fourth Quarter	$133.50	$113.55	$110.65	$88.36
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of December 31, 2016, there were 4,767 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $115.05 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2016, there were 72 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have no share repurchase activity for the three months ended December 31, 2016.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock commencing in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, through open market purchases or privately negotiated transactions including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act).
Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Facebook, Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from May 18, 2012 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on May 18, 2012 in the Class A common stock of Facebook, Inc., the S&P 500 Index and the NASDAQ Composite and data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

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
The consolidated statements of income data for each of the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014, 2013, and 2012 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2016 (1)	2015	2014	2013	2012
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$27,638	$17,928	$12,466	$7,872	$5,089
Total costs and expenses(2)	15,211	11,703	7,472	5,068	4,551
Income from operations	12,427	6,225	4,994	2,804	538
Income before provision for income taxes	12,518	6,194	4,910	2,754	494
Net income	10,217	3,688	2,940	1,500	53
Net income attributable to Class A and Class B common stockholders	10,188	3,669	2,925	1,491	32
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.56	$1.31	$1.12	$0.62	$0.02
Diluted	$3.49	$1.29	$1.10	$0.60	$0.01

(1)
In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) which requires us, among other items, to record excess tax benefits as a reduction of the provision for income taxes in the income statements, whereas they were previously recognized in equity. We are required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As such, certain consolidated statements of income data for the year ended December 31, 2016 included the impact of the ASU 2016-09 adoption. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

(2)
Total costs and expenses include $3.22 billion, $2.97 billion, $1.84 billion, $906 million, and $1.57 billion of share-based compensation for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

	As of December 31,
	2016 (1)	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$29,449	$18,434	$11,199	$11,449	$9,626
Working capital (2)	31,526	19,727	11,966	11,801	9,939
Property and equipment, net	8,591	5,687	3,967	2,882	2,391
Total assets (2)	64,961	49,407	39,966	17,858	14,982
Capital lease obligations	—	114	233	476	856
Long-term debt	—	—	—	—	1,500
Total liabilities (2)	5,767	5,189	3,870	2,388	3,227
Additional paid-in capital	38,227	34,886	30,225	12,297	10,094
Total stockholders' equity	59,194	44,218	36,096	15,470	11,755

(1)
Certain consolidated balance sheets data as of December 31, 2016 included the impact of the ASU 2016-09 which was early adopted in 2016, including the net cumulative-effect adjustment of $1.67 billion increase to retained earnings which was recorded as of January 1, 2016, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

(2)
In 2015, we early adopted Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) retrospectively and reclassified all of our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheets data for all periods presented. As a result of the reclassifications, certain noncurrent deferred tax liabilities as of December 31, 2014, 2013, and 2012 were netted with noncurrent deferred tax assets.

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
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Net cash provided by operating activities (1) (2)	$16,108	$10,320	$7,326	$4,831	$2,645
Purchases of property and equipment	(4,491)	(2,523)	(1,831)	(1,362)	(1,235)
Property and equipment acquired under capital leases	—	—	—	(11)	(340)
Free cash flow(1)	$11,617	$7,797	$5,495	$3,458	$1,070

(1)
Upon adoption of ASU 2016-09, excess tax benefits from share-based award activity is now presented as an operating activity which we adopted on a retrospective basis. Therefore, net cash provided by operating activities and free cash flow for the years ended December 31, 2015, 2014, 2013 and 2012 increased by $1.72 billion, $1.87 billion, $609 million and $1.03 billion, respectively. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

(2)
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
Certain revenue information in the section entitled "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2016 using 2015 monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Full Year 2016 Results
Our key user metrics and financial results for 2016 are as follows:
User growth:

•	Daily active users (DAUs) were 1.23 billion on average for December 2016, an increase of 18% year-over-year.

•	Monthly active users (MAUs) were 1.86 billion as of December 31, 2016, an increase of 17% year-over-year.
Financial results:

•	Revenue was $27.64 billion, up 54% year-over-year, and ad revenue was $26.89 billion, up 57% year-over-year.

•	Total costs and expenses were $15.21 billion*.

•	Income from operations was $12.43 billion*.

•	Net income was $10.22 billion* with diluted earnings per share of $3.49*.

•	Capital expenditures were $4.49 billion.

•	Effective tax rate was 18%*.

•	Cash and cash equivalents, and marketable securities were $29.45 billion as of December 31, 2016.

•	Headcount was 17,048 as of December 31, 2016.
*In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) which required us to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As such, certain full year 2016 financial results data above included the impacts of the ASU 2016-09 adoption. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.
In 2016, we continued to make progress on our three main revenue growth priorities: (i) continuing to capitalize on the shift to mobile, (ii) growing the number of marketers using our ad products, and (iii) making our ads more relevant and effective through continued adoption of newer ad formats and tools for marketers.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform as well as video, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Messenger, Instagram, and WhatsApp, and (iii) long-term technology initiatives that we believe will further our mission to connect the world, such as virtual reality and artificial intelligence. We intend to continue to invest based on this roadmap and we expect these investments and our increasingly global scale will drive significant overall year-over-year expense growth compared to 2016. In addition, we anticipate our expenses in 2017 will continue to grow as we execute on priorities such as (i) hiring top engineering talent, (ii) investing in research and development, content, and sales and marketing efforts, and (iii) expanding our data center capacity and office facilities to support our rapid growth.

Trends in Our User Metrics
The numbers for our key metrics, our DAUs, MAUs, and average revenue per user (ARPU), do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.
Trends in the number of users affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, the volume of Payments transactions, as well as our expenses and capital expenditures. Substantially all of our daily and monthly active users (as defined below) access Facebook on mobile devices.

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

Worldwide DAUs increased 18% to 1.23 billion on average during December 2016 from 1.04 billion during December 2015. We experienced growth in DAUs across major markets, including India, Indonesia, and Brazil.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of December 31, 2016, we had 1.86 billion MAUs, an increase of 17% from December 31, 2015. Users in India, Indonesia, and Brazil represented key sources of growth in 2016, relative to the same period in 2015.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2016 in the United States & Canada region was more than eight times higher than in the Asia-Pacific region.
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

For 2016, worldwide ARPU was $15.98, an increase of 34% from 2015. Over this period, ARPU increased by 49% in United States & Canada, 35% in Europe, 34% in Asia-Pacific, and 25% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.
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
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
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
We elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the year ended December 31, 2016 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was recognized as a $39 million increase to paid-in capital as of January 1, 2016. Share-based compensation expense for the years ended December 31, 2015 and 2014 were recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

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
We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2016. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.
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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2016, no impairment of goodwill has been identified.
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
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by people, the number of actions taken by people, or the number of impressions delivered. We recognize revenue from the delivery of click-based ads in the period in which a person clicks on the content, and action-based ads in the period in which a person takes the action the marketer contracted for. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to people. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression, click, or action. For advertising revenue arrangements where we are not the primary obligor, we recognize revenue on a net basis.
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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, amortization of intangible assets, costs associated with data partner arrangements, and cost of virtual reality platform device inventory sold.
Research and development. Research and development expenses consist primarily of share-based compensation, salaries, and benefits for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
Marketing and sales. Our marketing and sales expenses consist of salaries, share-based compensation, and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures, as well as amortization of intangible assets.
General and administrative. The majority of our general and administrative expenses consist of salaries, benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include professional and legal services.

Results of Operations
The following tables set forth our consolidated statements of income data, including certain income data for the year ended December 31, 2016 that reflects the impacts of the early adoption of ASU 2016-09:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Consolidated Statements of Income Data:
Revenue	$27,638	$17,928	$12,466
Costs and expenses:
Cost of revenue	3,789	2,867	2,153
Research and development	5,919	4,816	2,666
Marketing and sales	3,772	2,725	1,680
General and administrative	1,731	1,295	973
Total costs and expenses	15,211	11,703	7,472
Income from operations	12,427	6,225	4,994
Interest and other income/(expense), net	91	(31)	(84)
Income before provision for income taxes	12,518	6,194	4,910
Provision for income taxes	2,301	2,506	1,970
Net income	$10,217	$3,688	$2,940
Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cost of revenue	$113	$81	$62
Research and development	2,494	2,350	1,328
Marketing and sales	368	320	249
General and administrative	243	218	198
Total share-based compensation expense	$3,218	$2,969	$1,837

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	14	16	17
Research and development	21	27	21
Marketing and sales	14	15	13
General and administrative	6	7	8
Total costs and expenses	55	65	60
Income from operations	45	35	40
Interest and other income/(expense), net	—	—	(1)
Income before provision for income taxes	45	35	39
Provision for income taxes	8	14	16
Net income	37%	21%	24%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	—%	—%	—%
Research and development	9	13	11
Marketing and sales	1	2	2
General and administrative	1	1	2
Total share-based compensation expense	12%	17%	15%

Revenue

	Year Ended December 31,			2016 vs 2015 % Change	2015 vs 2014 % Change
	2016	2015	2014
	(in millions)
Advertising	$26,885	$17,079	$11,492	57%	49%
Payments and other fees	753	849	974	(11)%	(13)%
Total revenue	$27,638	$17,928	$12,466	54%	44%

2016 Compared to 2015. Revenue in 2016 increased $9.71 billion, or 54%, compared to 2015. The increase was mostly due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed. For 2016, we estimate that mobile advertising revenue represented approximately 83% of total advertising revenue, as compared with approximately 77% in 2015. Factors that influenced our advertising revenue growth in 2016 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.
In 2016 compared to 2015, the average price per ad increased by 5% and the number of ads delivered increased by 50%. The increase in average price per ad was driven by a continued mix shift towards a greater percentage of our ads being shown in News Feed while the increase in the ads delivered was driven by the same factors that influenced our advertising growth.

Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 27%, 31%, and 22% between the third and fourth quarters of 2016, 2015, and 2014, respectively, while advertising revenue for both the first quarters of 2016 and 2015 declined 8% compared to the fourth quarters of 2015 and 2014.
Payments and other fees revenue in 2016 decreased $96 million, or 11%, compared to 2015. The majority of the decrease in Payments and other fees revenue was due to decreased Payments revenue from games played on personal computers. We anticipate Payments and other fees revenue will continue to decline in 2017.
2015 Compared to 2014. Revenue in 2015 increased $5.46 billion, or 44%, compared to 2014. The increase was primarily due to an increase in advertising revenue.
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
No customer represented 10% or more of total revenue during the years ended December 31, 2016, 2015, and 2014.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies from the full year 2015 compared to the same period in 2016 had an unfavorable impact on our revenue. If we had translated revenue for the full year 2016 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $27.91 billion, and $27.15 billion, respectively. Using these constant rates, revenue and advertising revenue would have been $270 million and $269 million higher than actual revenue and advertising revenue, respectively, for the full year 2016.
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the full year 2014 to the same period in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the full year 2015 using 2014 monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $19.11 billion and $18.26 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $1.19 billion higher than actual revenue and advertising revenue for the full year 2015.
Cost of revenue

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(dollars in millions)
Cost of revenue	$3,789	$2,867	$2,153	32%	33%
Percentage of revenue	14%	16%	17%

2016 Compared to 2015. Cost of revenue in 2016 increased $922 million, or 32%, compared to 2015. The majority of the increase was due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with ads payment processing and various partnership agreements.

2015 Compared to 2014. Cost of revenue in 2015 increased $714 million, or 33%, compared to 2014. The increase was primarily due to an increase in operational expenses related to our data centers and technical infrastructure, compared to 2014. Amortization of our intangible assets in 2015 also increased $100 million compared to 2014, mostly due to the full year impact of acquisitions completed in the second half of 2014.
In 2017, we anticipate that the cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services and, to a lesser extent, due to higher costs associated with ads payment processing and various partnership agreements.
Research and development

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(dollars in millions)
Research and development	$5,919	$4,816	$2,666	23%	81%
Percentage of revenue	21%	27%	21%

2016 Compared to 2015. Research and development expenses in 2016 increased $1.10 billion, or 23%, compared to 2015. The majority of the increase was due to an increase in payroll and benefits as a result of a 34% growth in employee headcount from December 31, 2015 to December 31, 2016 in engineering and other technical functions. Additionally, our equipment and related expenses in 2016 to support our research and development efforts increased $170 million compared to 2015.
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
In 2017, we plan to continue to accelerate the hiring of software engineers and other technical employees and increasing our investment to support our research and development initiatives.
Marketing and sales

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(dollars in millions)
Marketing and sales	$3,772	$2,725	$1,680	38%	62%
Percentage of revenue	14%	15%	13%

2016 Compared to 2015. Marketing and sales expenses in 2016 increased $1.05 billion, or 38%, compared to 2015. The majority of the increase was due to payroll and benefits expenses as a result of a 28% increase in employee headcount from December 31, 2015 to December 31, 2016 in our marketing and sales functions, and increases in our consulting and other professional service fees. Additionally, our marketing expenses increased $344 million in 2016, compared to 2015.
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
In 2017, we plan to continue to increase our investment and the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts.

General and administrative

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(dollars in millions)
General and administrative	$1,731	$1,295	$973	34%	33%
Percentage of revenue	6%	7%	8%

2016 Compared to 2015. General and administrative expenses in 2016 increased $436 million, or 34%, compared to 2015. The majority of the increase was due to an increase in payroll and benefits expenses as a result of a 43% increase in employee headcount from December 31, 2015 to December 31, 2016 in general and administrative functions, and to a lesser extent, higher professional services and legal fees.
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
In 2017, we plan to continue to increase general and administrative expenses to support overall company growth.
Interest and other income/(expense), net

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(in millions)
Interest income/(expense), net	$166	$29	$4	NM	NM
Other income/(expense), net	(75)	(60)	(88)	(25)%	32%
Interest and other income/(expense), net	$91	$(31)	$(84)	NM	63%

2016 Compared to 2015. Interest and other income/(expense), net in 2016 increased $122 million compared to 2015. Interest income/(expense), net increased mostly due to increases in interest income driven by higher invested cash balances and interest rates. In addition, the majority of the decrease in other income/(expense), net was due to foreign exchange impact resulting from the periodic re-measurement of our foreign currency balances.
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
Provision for income taxes

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
	(dollars in millions)
Provision for income taxes	$2,301	$2,506	$1,970	(8)%	27%
Effective tax rate	18%	40%	40%

2016 Compared to 2015. Our provision for income taxes in 2016 decreased $205 million, or 8%, compared to 2015, primarily due to the impact of the adoption of ASU 2016-09, and was partially offset by an increase in income before provision for income taxes. Our effective tax rate decreased due to more of our income before provision for income taxes being earned in jurisdictions with a tax rate lower than the U.S. statutory rate where we have asserted our intention to indefinitely reinvest certain of those earnings, as well as due to a lower increase in our unrecognized tax benefit in 2016 compared to 2015 and the adoption of ASU 2016-09 effective January 1, 2016.

The adoption of ASU 2016-09 significantly impacts both the timing and method of how the tax effects of share-based awards are recognized. ASU 2016-09 requires the income tax effects to be recognized in the provision for income taxes when the awards vest or are settled whereas previously such income tax benefits were recognized as part of additional paid-in capital and could not be recognized until they were realized through a reduction in income taxes payable. These combined effects had the impact of decreasing our provision for income taxes by $934 million and our effective tax rate by 7% in 2016. Excluding the adoption of ASU 2016-09, our provision for income taxes and effective tax rate in 2016 would have been $3.24 billion and 26%, respectively.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of approximately $3.0 billion to $5.0 billion in excess of the originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 to $5.0 billion in excess of the originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.
2015 Compared to 2014. Our provision for income taxes in 2015 increased $536 million, or 27%, compared to 2014, primarily due to an increase in income before provision for income taxes. Our effective tax rate in 2015 remained flat due to an increase in income subject to tax in jurisdictions with tax rates lower than the U.S. statutory rate offset by an increase in unrecognized tax benefits.
Effective Tax Rate Items. Our 2016 effective tax rate differs from the U.S. statutory rate primarily due to more of our income before provision for income taxes being earned in jurisdictions with tax rates lower than the U.S. statutory rate where we have the asserted our intention to indefinitely reinvest those earnings and the recognition of certain tax benefits from share-based award activities after the adoption of ASU 2016-09. Our effective tax rate in the future will depend on the mix of our income before provision for income taxes earned in jurisdictions with a tax rate lower than the U.S. statutory rate where we have the ability and intent to indefinitely reinvest those earnings, as well as a number of other factors, including integrating intellectual property from acquisitions, research tax credits, share-based compensation, settlement of tax contingency items, and the impact of new legislation.
The portion of our income before provision for income taxes earned in jurisdictions with a tax rate lower than the U.S. statutory rate will depend upon the proportion of revenue and costs associated with the respective jurisdictions. Our ability to assert our intention to indefinitely reinvest those future earnings will depend upon the amount, location, and cost of deploying those earnings to where they are needed by the business.
Integrating intellectual property from acquisitions into our business generally involves intercompany transactions that have the impact of increasing our provision for income taxes. Consequently, our provision for income taxes and our effective tax rate may initially increase following an acquisition and integration. The magnitude of this impact will depend upon the specific type, size, and taxing jurisdictions of the intellectual property as well as the relative contribution to income in subsequent periods.
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the benefits taken on our tax return which depends upon the share price at the time of employee award vesting.
We anticipate our 2017 annual effective tax rate will be lower than 2016. We anticipate that more of our income before provision for income taxes will be earned in jurisdictions with a tax rate lower than the U.S. statutory rate where we intend to assert to indefinitely reinvest those earnings which we expect will result in a lower effective tax rate for 2017. In addition, we anticipate that ASU 2016-09 will further lower our effective tax rate, relative to the U.S. statutory rate, if our share price remains constant to the January 31, 2017 price of $130.32. As ASU 2016-09 requires recognition of certain tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our share price in each period. If our share price remains constant to the January 31, 2017 price, we anticipate that our effective tax rate will be lower in the first quarter of 2017 and increase in the remaining quarters throughout the year.
Unrecognized Tax Benefits. As of December 31, 2016, our net unrecognized tax benefits are $2.43 billion accrued as other liabilities and are predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described above and the current status of tax audits in various jurisdictions, we believe it is unlikely that a material change to our unrecognized tax benefits will occur within the next 12 months. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount accrued will be similar to 2016. Absent any unanticipated event, we do not expect our unrecognized tax benefits will have a significant impact on our effective tax rate in 2017.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. We elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As such, certain consolidated statements of income data for the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016 included the impacts of early adoption of ASU 2016-09. See Note 1 of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information related to this adoption. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Advertising	$8,629	$6,816	$6,239	$5,201	$5,637	$4,299	$3,827	$3,317
Payments and other fees	180	195	197	181	204	202	215	226
Total revenue	8,809	7,011	6,436	5,382	5,841	4,501	4,042	3,543
Costs and expenses:
Cost of revenue	1,047	987	917	838	824	720	668	654
Research and development	1,563	1,542	1,471	1,343	1,314	1,271	1,170	1,062
Marketing and sales	1,118	926	901	826	772	706	626	620
General and administrative	515	439	413	365	371	345	305	274
Total costs and expenses	4,243	3,894	3,702	3,372	3,281	3,042	2,769	2,610
Income from operations	4,566	3,117	2,734	2,010	2,560	1,459	1,273	933
Interest and other income/(expense), net	(33)	47	20	56	(3)	(27)	—	(1)
Income before provision for income taxes	4,533	3,164	2,754	2,066	2,557	1,432	1,273	932
Provision for income taxes	965	537	471	328	995	536	554	420
Net income	$3,568	$2,627	$2,283	$1,738	$1,562	$896	$719	$512
Less: Net income attributable to participating securities	7	7	7	6	7	5	4	3
Net income attributable to Class A and Class B common stockholders	$3,561	$2,620	$2,276	$1,732	$1,555	$891	$715	$509
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.24	$0.91	$0.80	$0.61	$0.55	$0.32	$0.26	$0.18
Diluted	$1.21	$0.90	$0.78	$0.60	$0.54	$0.31	$0.25	$0.18

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in millions)
Cost of revenue	$32	$30	$29	$22	$22	$21	$21	$17
Research and development	641	636	631	586	583	598	603	566
Marketing and sales	96	95	95	82	84	82	82	72
General and administrative	62	63	62	56	57	56	57	48
Total share-based compensation expense	$831	$824	$817	$746	$746	$757	$763	$703

	Three Months Ended
	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(as a percentage of total revenue)
Consolidated Statements of Income Data:
Revenue:
Advertising	98%	97%	97%	97%	97%	96%	95%	94%
Payments and other fees	2	3	3	3	3	4	5	6
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12	14	14	16	14	16	17	18
Research and development	18	22	23	25	22	28	29	30
Marketing and sales	13	13	14	15	13	16	15	17
General and administrative	6	6	6	7	6	8	8	8
Total costs and expenses	48	56	58	63	56	68	69	74
Income from operations	52	44	42	37	44	32	31	26
Interest and other income/(expense), net	—	1	—	1	—	(1)	—	—
Income before provision for income taxes	51	45	43	38	44	32	31	26
Provision for income taxes	11	8	7	6	17	12	14	12
Net income	41%	37%	35%	32%	27%	20%	18%	14%
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	—
Net income attributable to Class A and Class B common stockholders	40%	37%	35%	32%	27%	20%	18%	14%

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(as a percentage of total revenue)
Cost of revenue	—%	—%	—%	—%	—%	—%	1%	—%
Research and development	7	9	10	11	10	13	15	16
Marketing and sales	1	1	1	2	1	2	2	2
General and administrative	1	1	1	1	1	1	1	1
Total share-based compensation expense	9%	12%	13%	14%	13%	17%	19%	20%
Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities(1)	$16,108	$10,320	$7,326
Net cash used in investing activities	(11,739)	(9,434)	(5,913)
Net cash used in financing activities(1)	(310)	(139)	(298)
Purchases of property and equipment	(4,491)	(2,523)	(1,831)
Depreciation and amortization	2,342	1,945	1,243
Share-based compensation(1)	3,218	2,960	1,786

(1)
We elected to early adopt ASU 2016-09 in the fourth quarter of 2016. The impacts of adoption have been reflected retrospectively in certain of our consolidated statements of cash flows data for all periods presented. Share-based compensation for the year ended December 31, 2016 included the impact the adoption. See Note 1 of the accompanying notes to our consolidated financial statements for additional information related to this adoption.

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $29.45 billion as of December 31, 2016, an increase of $11.02 billion from December 31, 2015, primarily due to $16.11 billion of cash generated from operations, partially offset by $4.49 billion for purchases of property and equipment and $312 million for principal payments on capital lease and other financing obligations.
Cash paid for income taxes (net of refunds) was $1.21 billion for the year ended December 31, 2016. As of December 31, 2016, our federal net operating loss carryforward was $3.14 billion, although we anticipate only a relatively small portion of this will be available to offset our federal taxable income in 2017. As of December 31, 2016, we had $312 million of federal tax credits, of which a substantial portion will be available to offset our federal tax liabilities in 2017. We expect that the amount of cash paid for income taxes will significantly increase in 2017.
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of December 31, 2016, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock commencing in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, through open market purchases or privately negotiated transactions including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act).
As of December 31, 2016, $5.10 billion of the $29.45 billion in cash and cash equivalents, and marketable securities was held by our foreign subsidiaries. We have provided residual taxes in jurisdictions where we do not intend to indefinitely reinvest the earnings of the local subsidiary.

In January 2017, we began funding withholding taxes due on employee equity awards by net share settlement, rather than our previous approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. We expect this net share settlement approach will increase our cash outflows and reduce the number of shares that will be issued in connection with the vesting of our employee equity awards. If we had used the net share settlement approach in 2016, our cash outflows would have increased by approximately $2.3 billion for the year ended December 31, 2016, and the number of shares of Class A common stock issued in connection with the vesting of employee equity awards during this period would have decreased by approximately 20 million shares.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during 2016, mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $3.22 billion and total depreciation and amortization of $2.34 billion. The increase in cash flow from operating activities during 2016 compared to 2015, was mostly due to an increase in net income, including the impact of ASU 2016-09 adoption, as adjusted for depreciation and amortization, deferred income taxes, and share-based compensation expense.
Cash flow from operating activities during 2015, mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.96 billion, total depreciation and amortization of $1.95 billion, and tax benefit from share-based award activity of $1.72 billion, which had been reclassified from financing activity as a result of ASU 2016-09 adoption. The increase in cash flow from operating activities during 2015 compared to 2014, was primarily due to an increase in net income, as adjusted for share-based compensation expense, and higher income tax payable as of December 31, 2015 compared to 2014.
Cash flow from operating activities during 2014, primarily consisted of net income, adjusted for certain non-cash items, such as tax benefit from share-based award activity of $1.85 billion, which had been reclassified from financing activity as a result of ASU 2016-09 adoption, share-based compensation expense of $1.79 billion and total depreciation and amortization of $1.24 billion. The cash flow from operating activities during 2014 compared to 2013 increased mainly due to an increase in net income of $1.44 billion, as adjusted for certain non-cash items described above, partially offset by a decrease in income tax refunds of $415 million.
Cash Used in Investing Activities
Cash used in investing activities was $11.74 billion during 2016, mostly due to $7.19 billion for net purchases of marketable securities and $4.49 billion for capital expenditures as we continued to invest in data centers, servers, office buildings, and network infrastructure. The increase in cash used in investing activities during 2016 compared to 2015 was mostly due to increases in capital expenditures and net purchases of marketable securities.
Cash used in investing activities during 2015, primarily resulted from $6.70 billion for net purchases of marketable securities and $2.52 billion for capital expenditures as we continued to invest in servers, data centers, network infrastructure, and office buildings. The increase in cash used in investing activities during 2015 compared to 2014 was mainly due to increases in net purchases of marketable securities, partially offset by a decrease in acquisitions of businesses and purchases of intangible assets.
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
We anticipate making capital expenditures in 2017 of approximately $7.0 billion to $7.5 billion.
Cash Used in Financing Activities
Cash used in financing activities during 2016, mostly consisted of principal payments on capital lease and other financing obligations. The increase in cash used in financing activities was due to full repayment of our capital lease and other financing obligations in 2016.
Cash used in financing activities during 2015, primarily consisted of principal payments on capital lease obligations. The decrease in cash used in financing activities was primarily due to lower principal payments related to our capital lease transactions.
Cash used in financing activities during 2014 was $298 million, which primarily resulted from $243 million of payments related to our capital lease transactions, and $55 million of other financing activities.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2016.
Contractual Obligations
Our principal commitments consist of obligations under operating leases for offices, land, facilities, and data centers. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2016 (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,964	$277	$549	$405	$733
Financing obligation - building in progress - leased facility(1)	476	—	7	71	398
Other contractual commitments(2)	1,244	741	153	52	298
Total contractual obligations	$3,684	$1,018	$709	$528	$1,429

(1)
Financing obligation - building in progress - leased facility represents our commitments to lease certain office buildings that are currently under construction. As of December 31, 2016, $112 million of the total obligation was recorded as a liability and is included in other liabilities on our consolidated balance sheets. See Note 9 of the accompanying notes to our consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.
In addition, our other liabilities include $2.43 billion related to uncertain tax positions as of December 31, 2016. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
See Note 9 — Commitments and Contingencies and Note 12 — Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $76 million, $66 million, and $87 million in 2016, 2015, and 2014, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $403 million and $173 million in the market value of our available-for-sale debt securities as of December 31, 2016 and December 31, 2015, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Facebook, Inc.
We have audited the accompanying consolidated balance sheets of Facebook, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Facebook, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Facebook, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2017 expressed an unqualified opinion thereon.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to employees as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2016.

/s/ Ernst & Young LLP
San Francisco, California
February 2, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Facebook, Inc.
We have audited Facebook, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Facebook, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Facebook, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Facebook, Inc. and our report dated February 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 2, 2017

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,903	$4,907
Marketable securities	20,546	13,527
Accounts receivable, net of allowances for doubtful accounts of $94 and $68 as of December 31, 2016 and December 31, 2015, respectively	3,993	2,559
Prepaid expenses and other current assets	959	659
Total current assets	34,401	21,652
Property and equipment, net	8,591	5,687
Intangible assets, net	2,535	3,246
Goodwill	18,122	18,026
Other assets	1,312	796
Total assets	$64,961	$49,407

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$302	$196
Partners payable	280	217
Accrued expenses and other current liabilities	2,203	1,449
Deferred revenue and deposits	90	56
Current portion of capital lease obligations	—	7
Total current liabilities	2,875	1,925
Capital lease obligations, less current portion	—	107
Other liabilities	2,892	3,157
Total liabilities	5,767	5,189
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,354 million and 2,293 million shares issued and outstanding, including 4 million and 8 million outstanding shares subject to repurchase, as of December 31, 2016 and December 31, 2015, respectively; 4,141 million Class B shares authorized, 538 million and 552 million shares issued and outstanding, including 2 million and 3 million outstanding shares subject to repurchase, as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	38,227	34,886
Accumulated other comprehensive loss	(703)	(455)
Retained earnings	21,670	9,787
Total stockholders' equity	59,194	44,218
Total liabilities and stockholders' equity	$64,961	$49,407
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$27,638	$17,928	$12,466
Costs and expenses:
Cost of revenue	3,789	2,867	2,153
Research and development	5,919	4,816	2,666
Marketing and sales	3,772	2,725	1,680
General and administrative	1,731	1,295	973
Total costs and expenses	15,211	11,703	7,472
Income from operations	12,427	6,225	4,994
Interest and other income/(expense), net	91	(31)	(84)
Income before provision for income taxes	12,518	6,194	4,910
Provision for income taxes	2,301	2,506	1,970
Net income	$10,217	$3,688	$2,940
Less: Net income attributable to participating securities	29	19	15
Net income attributable to Class A and Class B common stockholders	$10,188	$3,669	$2,925
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.56	$1.31	$1.12
Diluted	$3.49	$1.29	$1.10
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,863	2,803	2,614
Diluted	2,925	2,853	2,664
Share-based compensation expense included in costs and expenses:
Cost of revenue	$113	$81	$62
Research and development	2,494	2,350	1,328
Marketing and sales	368	320	249
General and administrative	243	218	198
Total share-based compensation expense	$3,218	$2,969	$1,837
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$10,217	$3,688	$2,940
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(152)	(202)	(239)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(96)	(25)	(3)
Comprehensive income	$9,969	$3,461	$2,698
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2013	2,547	$—	$12,297	$14	$3,159	$15,470
Issuance of common stock for cash upon exercise of stock options	9	—	18	—	—	18
Issuance of common stock related to acquisitions	201	—	14,344	—	—	14,344
Issuance of common stock for settlement of RSUs	41	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(73)	—	—	(73)
Share-based compensation, related to employee share-based awards	—	—	1,786	—	—	1,786
Tax benefit from share-based award activity	—	—	1,853	—	—	1,853
Other comprehensive loss	—	—	—	(242)	—	(242)
Net income	—	—	—	—	2,940	2,940
Balances at December 31, 2014	2,797	—	30,225	(228)	6,099	36,096
Issuance of common stock for cash upon exercise of stock options	4	—	—	—	—	—
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(20)	—	—	(20)
Share-based compensation, related to employee share-based awards	—	—	2,960	—	—	2,960
Tax benefit from share-based award activity	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	(227)	—	(227)
Net income	—	—	—	—	3,688	3,688
Balances at December 31, 2015	2,845	—	34,886	(455)	9,787	44,218
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	39	—	1,666	1,705
Issuance of common stock for cash upon exercise of stock options	3	—	16	—	—	16
Issuance of common stock related to acquisitions	1	—	74	—	—	74
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(6)	—	—	(6)
Share-based compensation, related to employee share-based awards	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	(248)	—	(248)
Net income	—	—	—	—	10,217	10,217
Balances at December 31, 2016	2,892	$—	$38,227	$(703)	$21,670	$59,194

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$10,217	$3,688	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,342	1,945	1,243
Share-based compensation	3,218	2,960	1,786
Deferred income taxes	(457)	(795)	(210)
Tax benefit from share-based award activity	—	1,721	1,853
Other	30	17	(24)
Changes in assets and liabilities:
Accounts receivable	(1,489)	(973)	(610)
Prepaid expenses and other current assets	(159)	(144)	(123)
Other assets	14	(3)	(216)
Accounts payable	14	18	31
Partners payable	67	17	(28)
Accrued expenses and other current liabilities	1,014	513	328
Deferred revenue and deposits	35	(9)	10
Other liabilities	1,262	1,365	346
Net cash provided by operating activities	16,108	10,320	7,326
Cash flows from investing activities
Purchases of property and equipment	(4,491)	(2,523)	(1,831)
Purchases of marketable securities	(22,341)	(15,938)	(9,104)
Sales of marketable securities	13,894	6,928	8,438
Maturities of marketable securities	1,261	2,310	1,909
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(123)	(313)	(4,975)
Change in restricted cash and deposits	61	102	(348)
Other investing activities, net	—	—	(2)
Net cash used in investing activities	(11,739)	(9,434)	(5,913)
Cash flows from financing activities
Principal payments on capital lease and other financing obligations	(312)	(119)	(243)
Other financing activities, net	2	(20)	(55)
Net cash used in financing activities	(310)	(139)	(298)
Effect of exchange rate changes on cash and cash equivalents	(63)	(155)	(123)
Net increase in cash and cash equivalents	3,996	592	992
Cash and cash equivalents at beginning of period	4,907	4,315	3,323
Cash and cash equivalents at end of period	$8,903	$4,907	$4,315
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow data
Cash paid during the period for:
Interest	$11	$10	$14
Income taxes, net	$1,210	$270	$178
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$272	$88	$91
Fair value of shares issued related to acquisitions of businesses	$—	$—	$14,344
Promissory note payable issued in connection with an acquisition	$—	$198	$—
Settlement of contingent consideration liability	$33	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
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
Revenue Recognition
We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.
Revenue for the years ended December 31, 2016, 2015, and 2014 consists of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Advertising	$26,885	$17,079	$11,492
Payments and other fees	753	849	974
Total revenue	$27,638	$17,928	$12,466

Advertising
Advertising revenue is generated by displaying ad products on the Facebook properties, and third-party affiliated websites or mobile applications. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of clicks made by our users, the number of actions taken by our users, or the number of impressions delivered. The typical term of an advertising arrangement is less than one month with billing generally occurring after the delivery of the advertisement.
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
Other fees, which includes the delivery of virtual reality platform devices and related platform sales, and our ad serving and measurement products, were not material in all periods presented in our financial statements.
Revenue is recognized net of applicable sales and other taxes.
Cost of Revenue
Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, amortization of intangible assets, costs associated with data partner arrangements, and cost of virtual reality platform device inventory sold.
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
In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) issued by the Financial Accounting Standards Board (FASB), which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the year ended December 31, 2016 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change increased additional paid-in capital as of January 1, 2016 by $39 million. Share-based compensation expense for the years ended December 31, 2015 and 2014 were recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.
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
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial position and results of operations.
Advertising Expense
Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $310 million, $281 million, and $135 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Our valuation techniques used to measure the fair value of money market funds and marketable debt securities were derived from quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our valuation technique used to measure the fair value of our contingent consideration liability prior to completion of the performance milestones, was based on the present value of probability-weighted future cash flows related to the contingent earn-out criteria and the fair value of our common stock on each reporting date. Upon completion of the performance milestones in the second quarter of 2016, we measure fair value of our contingent consideration liability based on the fair value of our common stock on each reporting date.
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
Property and Equipment
Property and equipment, which includes amounts recorded under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Network equipment	Three to 25 years
Buildings	Three to 30 years
Computer software, office equipment and other	Two to five years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

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
Lease Obligations
We enter into lease arrangements for office space, land, facilities, data centers, and equipment under non-cancelable capital and operating leases. Certain of the operating lease agreements contain rent holidays, rent escalation provisions, and purchase options. Rent holidays and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.
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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2016, no impairment of goodwill has been identified.
Acquired indefinite-lived intangible assets related to our in-process research and development (IPR&D) are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.
Deferred Revenue and Deposits
Deferred revenue consists of billings in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue.
Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2016	2015
Deferred revenue	$62	$28
Deposits	28	28
Total deferred revenue and deposits	$90	$56

Foreign Currency
Generally the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders' equity. As of December 31, 2016 and 2015, we had a cumulative translation loss, net of tax of $582 million and $430 million, respectively. Net losses resulting from foreign exchange transactions were $76 million, $66 million, and $87 million for the years ended December 31, 2016, 2015, and 2014, respectively. These losses were recorded as interest and other income/(expense), net in our consolidated statements of income.
Credit Risk and Concentration
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy limits investment instruments to U.S. government securities, U.S. government agency securities, and corporate debt securities with the main objective of preserving capital and maintaining liquidity.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 46%, 47%, and 45% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, and Australia.
We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2016, 2015, and 2014, our bad debt expenses were $66 million, $44 million, and $19 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
No customer represented 10% or more of total revenue during the years ended December 31, 2016, 2015, and 2014.

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
Accounting Pronouncements Adopted in 2016
In March 2016, the FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. The new standard is effective for us beginning January 1, 2017, with early adoption permitted.
We elected to early adopt the new guidance in the fourth quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in equity. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in net cumulative-effect adjustment of $1.67 billion increase to retained earnings as of January 1, 2016, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as a reduction to tax liability or an increase to deferred tax asset.
We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $1.72 billion and $1.87 billion of excess tax benefits under financing activities to operating activities for the years ended December 31, 2015 and 2014, respectively, on our consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
Adoption of the new standard also resulted in (i) reduction to our provision for income taxes of $934 million for the year ended December 31, 2016, mostly related to the recognition of excess tax benefits from share-based compensation awards that vested or settled in 2016, and (ii) adjustments to our unaudited selected quarterly data previously reported for fiscal year 2016 as follows:

	March 31, 2016		June 30, 2016		September 30, 2016
(in millions)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Consolidated Balance Sheets Data:	(Unaudited)
Other assets	$700	$886	$703	$935	$660	$990
Total assets	$52,075	$52,262	$55,739	$55,968	$59,674	$60,007
Other liabilities	$3,116	$1,867	$3,145	$2,170	$2,964	$2,290
Total liabilities	$4,925	$3,674	$5,356	$4,373	$5,559	$4,886
Common stock and additional paid-in capital	$36,129	$35,673	$37,405	$36,494	$38,756	$37,391
Retained earnings	$11,297	$13,191	$13,352	$15,475	$15,731	$18,102

	Three months ended March 31, 2016		Three months ended June 30, 2016		Three months ended September 30, 2016
(in millions, except percentages and per share amounts)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Consolidated Statements of Income Data:	(Unaudited)
Share-based compensation included in costs and expenses	$747	$746	$805	$817	$819	$824
Total costs and expenses	$3,373	$3,372	$3,690	$3,702	$3,889	$3,894
Provision for income taxes	$555	$328	$711	$471	$790	$537
Net income	$1,510	$1,738	$2,055	$2,283	$2,379	$2,627
Effective tax rate	27%	16%	26%	17%	25%	17%
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.53	$0.61	$0.72	$0.80	$0.83	$0.91
Diluted	$0.52	$0.60	$0.71	$0.78	$0.82	$0.90
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Diluted	2,888	2,905	2,904	2,921	2,915	2,931

	Three months ended March 31, 2016		Six months ended June 30, 2016		Nine months ended September 30, 2016
(in millions)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Consolidated Statements of Cash Flows Data:	(Unaudited)
Net cash provided by operating activities	$2,983	$3,477	$6,181	$7,142	$9,758	$11,178
Net cash provided by (used in) financing activities	$184	$(310)	$655	$(306)	$1,106	$(314)
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), which addresses eight specific cash flow classification issues to reduce diversity in practice. This guidance will be effective for us in the first quarter of 2017 on a retrospective basis and early adoption is permitted. We elected to early adopt this guidance in the third quarter of 2016 on a retrospective basis. There was no reclassification impact of the adoption on our consolidated statement of cash flows for the years ended December 31, 2016, 2015 and 2014, and such statements have been presented in accordance with this new guidance.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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
Basic and dilutive securities in our basic and diluted EPS calculation for the year ended December 31, 2016 also included the effect of earn-out shares which issuance was contingent upon completion of certain milestones. The performance milestones related to our earn-out shares were completed in the second quarter of 2016. Basic and dilutive securities in our basic and diluted EPS calculation for the years ended December 31, 2015 and 2014 excluded the effect of these earn-out shares because the milestones were not met as of December 31, 2015.
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the years ended December 31, 2016, 2015, and 2014, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$8,270	$1,947	$2,959	$729	$2,308	$632
Less: Net income attributable to participating securities	24	5	15	4	12	3
Net income attributable to common stockholders	$8,246	$1,942	$2,944	$725	$2,296	$629
Denominator
Weighted average shares outstanding	2,323	548	2,259	559	2,059	568
Less: Shares subject to repurchase	6	2	10	5	6	7
Number of shares used for basic EPS computation	2,317	546	2,249	554	2,053	561
Basic EPS	$3.56	$3.56	$1.31	$1.31	$1.12	$1.12
Diluted EPS:
Numerator
Net income attributable to common stockholders	$8,246	$1,942	$2,944	$725	$2,296	$629
Reallocation of net income attributable to participating securities	29	—	19	—	15	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,942	—	725	—	629	—
Reallocation of net income to Class B common stock	—	14	—	15	—	23
Net income attributable to common stockholders for diluted EPS	$10,217	$1,956	$3,688	$740	$2,940	$652
Denominator
Number of shares used for basic EPS computation	2,317	546	2,249	554	2,053	561
Conversion of Class B to Class A common stock	546	—	554	—	561	—
Weighted average effect of dilutive securities:
Employee stock options	6	6	8	8	13	13
RSUs	49	5	37	9	30	13
Shares subject to repurchase	5	1	5	2	7	4
Earn-out shares	2	2	—	—	—	—
Number of shares used for diluted EPS computation	2,925	560	2,853	573	2,664	591
Diluted EPS	$3.49	$3.49	$1.29	$1.29	$1.10	$1.10

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$1,364	$1,703
Money market funds	5,409	2,409
U.S. government securities	1,463	597
U.S. government agency securities	667	145
Corporate debt securities	—	53
Total cash and cash equivalents	8,903	4,907
Marketable securities:
U.S. government securities	7,130	5,948
U.S. government agency securities	7,411	4,475
Corporate debt securities	6,005	3,104
Total marketable securities	20,546	13,527
Total cash and cash equivalents, and marketable securities	$29,449	$18,434
The gross unrealized gains or losses on our marketable securities as of December 31, 2016 and 2015 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of December 31, 2016 and 2015. As of December 31, 2016, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2016	2015
Due in one year	$4,966	$5,029
Due in one to five years	15,580	8,498
Total	$20,546	$13,527

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,409	$5,409	$—	$—
U.S. government securities	1,463	1,463	—	—
U.S. government agency securities	667	667	—	—
Marketable securities:
U.S. government securities	7,130	7,130	—	—
U.S. government agency securities	7,411	7,411	—	—
Corporate debt securities	6,005	—	6,005	—
Total cash equivalents and marketable securities	$28,085	$22,080	$6,005	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$242	$—	$242	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Cash equivalents:
Money market funds	$2,409	$2,409	$—	$—
U.S. government securities	597	597	—	—
U.S. government agency securities	145	145	—	—
Corporate debt securities	53	—	53	—
Marketable securities:
U.S. government securities	5,948	5,948	—	—
U.S. government agency securities	4,475	4,475	—	—
Corporate debt securities	3,104	—	3,104	—
Total cash equivalents and marketable securities	$16,731	$13,574	$3,157	$—

Other liabilities:
Contingent consideration liability	$260	$—	$—	$260
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
The performance milestones related to our contingent consideration liability were completed in the second quarter of 2016. Therefore, we no longer have to estimate the fair value of our contingent consideration liability based on the present value of probability-weighted future cash flows which are unobservable inputs that are not supported by market activity. As such, we reclassified our contingent consideration liability from Level 3 to Level 2 in 2016. During the year ended December 31, 2016, we recognized an increase in the fair value of our contingent liability of $66 million in research and development expense in our consolidated statements of income, mostly due to an increase in the fair value of our common stock and the completion of the performance milestones described above. In addition, we settled a portion of the contingent liability in July 2016 and the remaining portion of the contingent liability was reclassified to accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2016.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	December 31,
	2016	2015
Land	$696	$596
Buildings	3,109	2,273
Leasehold improvements	531	447
Network equipment	5,179	3,633
Computer software, office equipment and other	398	248
Construction in progress	1,890	622
Total	11,803	7,819
Less: Accumulated depreciation	(3,212)	(2,132)
Property and equipment, net	$8,591	$5,687

Depreciation expense on property and equipment was $1.59 billion, $1.22 billion, and $923 million during 2016, 2015, and 2014, respectively.
Property and equipment as of December 31, 2016 and 2015 includes $283 million and $287 million, respectively, acquired under capital lease agreements, of which a substantial majority, is included in network equipment. Accumulated depreciation of property and equipment acquired under these capital leases was $30 million and $71 million at December 31, 2016 and 2015, respectively.
Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. The construction of office buildings includes leased office spaces for which we are considered to be the owner for accounting purposes. See Note 9 in these notes to the consolidated financial statements for additional information. No interest was capitalized during the years ended December 31, 2016, 2015 and 2014.

Note 6.	Goodwill and Intangible Assets
During the year ended December 31, 2016, we completed several business acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2016 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.
Goodwill generated from all business acquisitions completed during the year ended December 31, 2016 was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that was deductible for tax purposes was not material.
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in millions):

Balance as of December 31, 2014	$17,981
Goodwill acquired	45
Balance as of December 31, 2015	$18,026
Goodwill acquired	95
Effect of currency translation adjustment	1
Balance as of December 31, 2016	$18,122

Intangible assets consist of the following (in millions):

		December 31, 2016			December 31, 2015
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired users	4.8	$2,056	$(678)	$1,378	$2,056	$(382)	$1,674
Acquired technology	2.4	931	(518)	413	831	(310)	521
Acquired patents	5.9	785	(420)	365	785	(333)	452
Trade names	3.2	629	(293)	336	629	(163)	466
Other	3.3	162	(119)	43	162	(89)	73
Total finite-lived intangible assets	4.3	$4,563	$(2,028)	$2,535	$4,463	$(1,277)	$3,186

Indefinite-lived intangible assets:
In-process research and development (IPR&D)		$—	$—	$—	$60	$—	$60

Total intangible assets		$4,563	$(2,028)	$2,535	$4,523	$(1,277)	$3,246

We completed the IPR&D and reclassified it from indefinite-lived intangible asset to acquired technology in March 2016. We also began amortizing the balance over its estimated useful life.
Amortization expense of intangible assets for the years ended December 31, 2016, 2015, and 2014 was $751 million, $730 million, and $319 million, respectively.
As of December 31, 2016, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2017	$687
2018	619
2019	526
2020	357
2021	265
Thereafter	81
Total	$2,535

Note 7.	Liabilities
The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2016	2015
Accrued compensation and benefits	$636	$473
Accrued property and equipment	331	192
Promissory note payable	—	201
Contingent consideration liability	242	—
Other current liabilities	994	583
Accrued expenses and other current liabilities	$2,203	$1,449

The components of other liabilities are as follows (in millions):

	December 31,
	2016	2015
Income tax payable	$2,431	$2,458
Contingent consideration liability	—	267
Other liabilities	461	432
Other liabilities	$2,892	$3,157

Note 8.	Long-term Debt
In May 2016, we terminated our undrawn five-year senior unsecured revolving credit facility that allowed us to borrow up to $6.5 billion and entered into a $2.0 billion senior unsecured revolving credit facility (2016 Facility). Any amounts outstanding under the 2016 Facility will be due and payable on May 20, 2021. As of December 31, 2016, no amounts had been drawn down and we were in compliance with the covenants under the 2016 Facility.

Note 9.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, facilities, and data centers with original lease periods expiring between 2017 and 2037. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of December 31, 2016 (in millions):

	Operating Leases	Financing obligation, building in progress - leased facilities(1)
2017	$277	$—
2018	284	—
2019	265	7
2020	221	35
2021	184	36
Thereafter	733	398
Total minimum lease payments	$1,964	$476

(1)
We entered into agreements to lease office buildings that are under construction. As a result of our involvement during these construction periods, we are considered for accounting purposes to be the owner of the construction projects. The above financing obligation, building in progress - leased facilities represent the total expected financing and lease obligations associated with these leases and will be settled through monthly lease payments to the landlords when we occupy the office spaces upon completion. This amount includes $112 million that is included in property and equipment, net and other liabilities on our consolidated balance sheets as of December 31, 2016.

Operating lease expense was $269 million, $196 million, and $135 million for the years ended December 31, 2016, 2015 and 2014, respectively. We fully repaid all our capital lease obligations during 2016.
Other contractual commitments
We also have $1.24 billion of non-cancelable contractual commitments as of December 31, 2016, primarily related to network infrastructure and our data center operations. These commitments are primarily due within five years.

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
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these matters, the ZeniMax Media Inc. v. Oculus VR Inc. trial was held in January 2017 in the U.S. District Court for the Northern District of Texas. In the ZeniMax case, the plaintiff asserted a number of claims, against us and certain individuals, including trade secret misappropriation, copyright infringement, breach of contract, tortious interference with contract, unfair competition, unjust enrichment, trademark infringement, and false designation. The plaintiff was seeking actual damages of up to $2.0 billion, punitive damages of up to $4.0 billion, and equitable relief, including an injunction. On February 1, 2017, the jury reached a verdict in favor of the plaintiff on claims related to copyright infringement, breach of contract, trademark infringement and false designation, and found for the defendants on all other claims. The amount of damages awarded by the jury was $500 million in the aggregate. We believe we have multiple grounds to appeal this result and intend to vigorously pursue such appeals. The result of the verdict, in light of appeals and net of contractual indemnity rights, was not material to our financial results.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows. In our opinion, as of December 31, 2016, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2016.

Note 10.	Stockholders' Equity
Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2016, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2016, we did not declare any dividends and our credit facility contains restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
As of December 31, 2016, there were 2,354 million shares and 538 million shares of Class A common stock and Class B common stock, respectively, issued and outstanding.
Reclassification
In April 2016, our board of directors approved the Reclassification by approving amendments to our restated certificate of incorporation (the New Certificate) that would, among other things, create non-voting Class C capital stock. The Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and in connection with any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all other respects and as to all matters to the shares of Class A and Class B common stock, except for voting rights and as expressly provided in the New Certificate. The New Certificate was approved by our stockholders on June 20, 2016. As of December 31, 2016, the New Certificate was not yet effective.
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
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, beginning in 2017 and which does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
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
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. Following the date of the stock dividend described above, if it is declared and paid, the shares reserved and available for issuance under our Amended 2012 Plan will be shares of the new Class C Capital Stock, except for shares reserved for awards outstanding immediately prior to the payment of the dividend. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class C capital stock (and prior to the date of the payment of the stock dividend described above, Class A common stock) equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock and Class C capital stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2016 and 2015.

In addition, shares available for grant under the 2005 Stock Plan, which were reserved but not issued, forfeited or repurchased at their original issue price, or subject to outstanding awards under the 2005 Stock Plan as of the effective date of our IPO, were added to the reserves of the Amended 2012 Plan and shares that are withheld in connection with the net settlement of RSUs are also added to the reserves of the Amended 2012 Plan.
In connection with an acquisition in 2014, we granted inducement awards covering an aggregate of 37 million RSUs earned over a service period of four years. These awards are excluded from the Stock Plans and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The following table summarizes the activities of stock option awards under the Stock Plans for the year ended December 31, 2016:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2015	8,443	$7.10
Stock options exercised	(2,756)	5.70
Balance as of December 31, 2016	5,687	$7.78	2.9	$610
Stock options exercisable as of December 31, 2016	4,433	$6.05	2.6	$483

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $115.05, as reported on the NASDAQ Global Select Market on December 31, 2016.

There were no options granted, forfeited, or canceled for the year ended December 31, 2016. The aggregate intrinsic value of the options exercised in the years ended December 31, 2016, 2015, and 2014 was $309 million, $403 million, and $624 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2016, 2015, and 2014 was $5 million, $5 million, and $7 million, respectively.
The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
0.29 - 0.33	729	0.4	$0.32	729	$0.32
1.85	526	2.0	1.85	526	1.85
2.95	1,147	2.6	2.95	1,147	2.95
10.39	2,085	3.6	10.39	1,793	10.39
15.00	1,200	3.8	15.00	238	15.00
	5,687	2.9	$7.78	4,433	$6.05

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2016:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2015	116,409	$65.95
Granted	30,414	113.43
Vested	(43,154)	59.30
Forfeited	(5,083)	75.97
Unvested at December 31, 2016	98,586	$82.99

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2016, 2015, and 2014 was $4.92 billion, $4.23 billion, and $2.77 billion, respectively.
As of December 31, 2016, there was $7.03 billion of unrecognized share-based compensation expense, of which (i) $6.78 billion was related to RSUs, and (ii) $255 million was related to restricted shares, shares related to our contingent consideration with performance conditions that were met in the second quarter of 2016 but are still subject to service condition, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 11.	Interest and other income/(expense), net
The following table presents the detail of interest and other income/(expense), net, for the periods presented (in millions):

	Year Ended December 31,
	2016	2015	2014
Interest expense	$(10)	$(23)	$(23)
Interest income	176	52	27
Foreign currency exchange losses, net	(76)	(66)	(87)
Other	1	6	(1)
Interest and other income/(expense), net	$91	$(31)	$(84)

Note 12.	Income Taxes
The components of income before provision for income taxes for the years ended December 31, 2016, 2015, and 2014 are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$6,368	$2,802	$4,918
Foreign	6,150	3,392	(8)
Income before provision for income taxes	$12,518	$6,194	$4,910
The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$2,384	$3,012	$1,999
State	179	183	130
Foreign	195	123	96
Total current tax expense	2,758	3,318	2,225
Deferred:
Federal	(414)	(800)	(240)
State	(18)	(17)	(14)
Foreign	(25)	5	(1)
Total deferred tax benefit	(457)	(812)	(255)
Provision for income taxes	$2,301	$2,506	$1,970

A reconciliation of the U.S. federal statutory income tax rate of 35.0% to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	2.0	1.4
Research tax credits	(0.7)	(1.4)	(1.1)
Share-based compensation	1.0	2.2	6.5
Excess tax benefits related to share-based compensation(1)	(7.0)	—	—
Effect of non-U.S. operations	(12.8)	(0.9)	(3.6)
Other	1.9	3.5	1.9
Effective tax rate	18.4%	40.4%	40.1%

(1)
Due to the adoption of ASU 2016-09, excess tax benefits from share-based award activity for the year ended December 31, 2016 are reflected as a reduction of the provision for income taxes, whereas they previously were recognized in equity. See Note 1 in these notes to the consolidated financial statements for additional information related to this adoption.

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$1,252	$476
Tax credit carryforward	268	297
Share-based compensation	684	529
Accrued expenses and other liabilities	339	239
Other	149	34
Total deferred tax assets	2,692	1,575
Less: valuation allowance	(240)	(205)
Deferred tax assets, net of valuation allowance	2,452	1,370

Deferred tax liabilities:
Depreciation and amortization	(535)	(270)
Purchased intangible assets	(706)	(934)
Unremitted foreign earnings	(357)	(15)
Total deferred tax liabilities	(1,598)	(1,219)
Net deferred tax assets	$854	$151
The valuation allowance was approximately $240 million and $205 million as of December 31, 2016 and 2015, respectively, primarily related to state tax credits that we do not believe will ultimately be realized.
As of December 31, 2016, the U.S. federal and state net operating loss carryforwards were $3.14 billion and $2.77 billion, which will begin to expire in 2033 and 2032, respectively, if not utilized. We have federal and state tax credit carryforwards of $312 million and $1.06 billion, respectively, which will begin to expire in 2033 and 2030, respectively, if not utilized.
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
Our foreign income before provision for income taxes of $6.15 billion resulted in certain of our foreign jurisdictions moving from a position of having cumulative losses to cumulative earnings. In accordance with ASC 740, we have considered the need to record deferred taxes related to the resulting cumulative unremitted foreign earnings. Our consolidated financial statements provide taxes for estimated tax liabilities of $357 million that would arise upon repatriation of a portion of these earnings in the foreign jurisdictions where we do not intend to indefinitely reinvest those earnings outside the United States. As of December 31, 2016, we have not provided U.S. taxes on a cumulative basis on foreign earnings subject to indefinite reinvestment of $2.87 billion. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due to uncertainties around the timing and amounts of our uncertain tax positions.
The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits-beginning of period	$3,017	$1,682	$1,316
Increases related to prior year tax positions	32	322	24
Decreases related to prior year tax positions	(36)	(52)	—
Increases related to current year tax positions	307	1,066	346
Decreases related to settlements of prior year tax positions	(11)	(1)	(4)
Gross unrecognized tax benefits-end of period	$3,309	$3,017	$1,682

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2016 and 2015 was $80 million and $36 million, respectively.
If the balance of gross unrecognized tax benefits of $3.31 billion as of December 31, 2016 were realized in a future period, this would result in a tax benefit of $2.58 billion within our provision of income taxes at such time.
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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregate amount of approximately $3.0 billion to $5.0 billion in excess of originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 to $5.0 billion in excess of the originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations or cash flows. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we do not anticipate a significant impact to such amounts within the next 12 months.

Note 13.	Geographical Information
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$12,579	$8,513	$5,649
Rest of the world(1)	15,059	9,415	6,817
Total revenue	$27,638	$17,928	$12,466

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	December 31,
	2016	2015
Property and equipment, net:
United States	$6,793	$4,498
Rest of the world (1)	1,798	1,189
Total property and equipment, net	$8,591	$5,687

(1)
As of December 31, 2016, property and equipment, net in Sweden no longer exceeded 10% of our total property and equipment, net. As of December 31, 2015, such balance was $713 million. Other than disclosed, no individual country exceeded 10% of our total property and equipment, net for any period presented.

Note 14.	Subsequent Event
On February 1, 2017, a verdict was reached in the ZeniMax Media Inc. v. Oculus VR Inc. trial. See Note 9 - Commitments and Contingencies for additional information regarding this matter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2016.
Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (investor.fb.com) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 2nd day of February 2017.

FACEBOOK, INC.

Date:	February 2, 2017	/S/ David M. Wehner
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 2, 2017
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	February 2, 2017
David M. Wehner

/S/ Jas Athwal	Chief Accounting Officer (Principal Accounting Officer)	February 2, 2017
Jas Athwal

/s/ Marc L. Andreessen	Director	January 30, 2017
Marc L. Andreessen

/s/ Erskine B. Bowles	Director	January 30, 2017
Erskine B. Bowles

/s/ Susan D. Desmond-Hellmann	Director	January 29, 2017
Susan D. Desmond-Hellmann

/s/ Reed Hastings	Director	January 31, 2017
Reed Hastings

/s/ Jan Koum	Director	January 31, 2017
Jan Koum

/s/ Sheryl K. Sandberg	Director	February 2, 2017
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	February 2, 2017
Peter A. Thiel

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Sixth Amended and Restated Investors' Rights Agreement, dated December 27, 2010, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2	February 8, 2012
4.4	Amendment No. 1 to Sixth Amended and Restated Investors' Rights Agreement, dated May 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2A	May 3, 2012
4.5	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	July 28, 2016
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.4+	Form of Non-Plan Restricted Stock Unit Award Notice and Award Agreement	S-8	333-199172	99.1	October 6, 2014
10.5+	2016 Bonus Plan.					X
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.7+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.8+	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.	10-K	001-35551	10.8	January 29, 2015
10.9+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.10+	Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.11+	Offer Letter, dated October 6, 2014, between Registrant and Jan Koum.	10-Q	001-35551	10.1	October 30, 2014
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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