Form 10-Q
period 2017-03-31
Facebook Inc
filed 2017-05-04
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,364,782,615 shares outstanding as of May 1, 2017
Class B Common Stock $0.000006 par value	533,394,333 shares outstanding as of May 1, 2017

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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. In 2016, we estimate that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 6% of our worldwide MAUs. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2016, for example, we estimate user-misclassified and undesirable accounts may have represented approximately 1% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new technologies, which may allow us to identify previously undetected false or duplicate accounts and improve our ability to evaluate a broader population of our users. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts.
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
The numbers of DAUs and MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,104	$8,903
Marketable securities	25,202	20,546
Accounts receivable, net of allowances for doubtful accounts of $86 and $94 as of March 31, 2017 and December 31, 2016, respectively	3,415	3,993
Prepaid expenses and other current assets	1,209	959
Total current assets	36,930	34,401
Property and equipment, net	9,462	8,591
Intangible assets, net	2,360	2,535
Goodwill	18,126	18,122
Other assets	1,836	1,312
Total assets	$68,714	$64,961
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$170	$302
Partners payable	278	280
Accrued expenses and other current liabilities	2,400	2,203
Deferred revenue and deposits	80	90
Total current liabilities	2,928	2,875
Other liabilities	3,598	2,892
Total liabilities	6,526	5,767
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,364 million and 2,354 million shares issued and outstanding, including 3 million and 4 million outstanding shares subject to repurchase, as of March 31, 2017 and December 31, 2016, respectively; 4,141 million Class B shares authorized, 534 million and 538 million shares issued and outstanding, including 2 million outstanding shares subject to repurchase, as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	38,639	38,227
Accumulated other comprehensive loss	(626)	(703)
Retained earnings	24,175	21,670
Total stockholders' equity	62,188	59,194
Total liabilities and stockholders' equity	$68,714	$64,961
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$8,032	$5,382
Costs and expenses:
Cost of revenue	1,159	838
Research and development	1,834	1,343
Marketing and sales	1,057	826
General and administrative	655	365
Total costs and expenses	4,705	3,372
Income from operations	3,327	2,010
Interest and other income, net	81	56
Income before provision for income taxes	3,408	2,066
Provision for income taxes	344	328
Net income	$3,064	$1,738
Less: Net income attributable to participating securities	5	6
Net income attributable to Class A and Class B common stockholders	$3,059	$1,732
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.06	$0.61
Diluted	$1.04	$0.60
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,891	2,843
Diluted	2,944	2,905
Share-based compensation expense included in costs and expenses:
Cost of revenue	$34	$22
Research and development	670	586
Marketing and sales	96	82
General and administrative	67	56
Total share-based compensation expense	$867	$746
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$3,064	$1,738
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	60	137
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	17	42
Comprehensive income	$3,141	$1,917
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$3,064	$1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671	552
Share-based compensation	867	746
Deferred income taxes	(84)	(77)
Other	5	13
Changes in assets and liabilities:
Accounts receivable	609	267
Prepaid expenses and other current assets	(365)	(107)
Other assets	31	15
Accounts payable	(10)	2
Partners payable	(3)	(3)
Accrued expenses and other current liabilities	61	(18)
Deferred revenue and deposits	(10)	(2)
Other liabilities	222	351
Net cash provided by operating activities	5,058	3,477
Cash flows from investing activities
Purchases of property and equipment	(1,271)	(1,132)
Purchases of marketable securities	(6,992)	(3,126)
Sales of marketable securities	1,762	2,013
Maturities of marketable securities	599	537
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	—	(1)
Change in restricted cash and deposits	11	33
Net cash used in investing activities	(5,891)	(1,676)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(771)	—
Principal payments on capital lease and other financing obligations	—	(312)
Repurchases of Class A common stock	(228)	—
Other financing activities, net	7	2
Net cash used in financing activities	(992)	(310)
Effect of exchange rate changes on cash and cash equivalents	26	58
Net (decrease) increase in cash and cash equivalents	(1,799)	1,549
Cash and cash equivalents at beginning of period	8,903	4,907
Cash and cash equivalents at end of period	$7,104	$6,456

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$11
Income taxes, net	$664	$170
Non-cash investing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$(26)	$52
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.
In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09). We are required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As such, our condensed consolidated statements of income, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2016, had been adjusted to include the impact of ASU 2016-09 adoption. See "Note 1—Summary of Significant Accounting Policies" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We will be adopting the new standard effective January 1,

2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting, we do not expect the impact to be material.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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
Basic and dilutive securities in our basic and diluted EPS calculation for the three months ended March 31, 2017 also included the effect of earn-out shares which issuance was contingent upon completion of certain milestones. The performance milestones related to our earn-out shares were completed in the second quarter of 2016. Basic and dilutive securities in our basic and diluted EPS calculation for the three months ended March 31, 2016 excluded the effect of these earn-out shares because the milestones were not met as of March 31, 2016.
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the three months ended March 31, 2017 and 2016, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$2,497	$567	$1,404	$334
Less: Net income attributable to participating securities	4	1	5	1
Net income attributable to common stockholders	$2,493	$566	$1,399	$333
Denominator
Weighted average shares outstanding	2,359	537	2,303	550
Less: Shares subject to repurchase	3	2	7	3
Number of shares used for basic EPS computation	2,356	535	2,296	547
Basic EPS	$1.06	$1.06	$0.61	$0.61
Diluted EPS:
Numerator
Net income attributable to common stockholders	$2,493	$566	$1,399	$333
Reallocation of net income attributable to participating securities	5	—	6	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	566	—	333	—
Reallocation of net income to Class B common stock	—	2	—	4
Net income attributable to common stockholders for diluted EPS	$3,064	$568	$1,738	$337
Denominator
Number of shares used for basic EPS computation	2,356	535	2,296	547
Conversion of Class B to Class A common stock	535	—	547	—
Weighted average effect of dilutive securities:
Employee stock options	5	5	8	8
RSUs	44	3	49	7
Shares subject to repurchase	3	1	5	1
Earn-out shares	1	1	—	—
Number of shares used for diluted EPS computation	2,944	545	2,905	563
Diluted EPS	$1.04	$1.04	$0.60	$0.60

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$1,427	$1,364
Money market funds	5,112	5,409
U.S. government securities	296	1,463
U.S. government agency securities	120	667
Corporate debt securities	92	—
Certificate of deposits	57	—
Total cash and cash equivalents	7,104	8,903
Marketable securities:
U.S. government securities	8,881	7,130
U.S. government agency securities	8,941	7,411
Corporate debt securities	7,380	6,005
Total marketable securities	25,202	20,546
Total cash and cash equivalents, and marketable securities	$32,306	$29,449
The gross unrealized gains or losses on our marketable securities as of March 31, 2017 and December 31, 2016 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of March 31, 2017 and December 31, 2016. As of March 31, 2017, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2017
Due in one year	$6,495
Due in one to five years	18,707
Total	$25,202

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,112	$5,112	$—	$—
U.S. government securities	296	296	—	—
U.S. government agency securities	120	120	—	—
Corporate debt securities	92	—	92	—
Certificate of deposits	57	—	57	—
Marketable securities:
U.S. government securities	8,881	8,881	—	—
U.S. government agency securities	8,941	8,941	—	—
Corporate debt securities	7,380	—	7,380	—
Total cash equivalents and marketable securities	$30,879	$23,350	$7,529	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$326	$—	$326	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,409	$5,409	$—	$—
U.S. government securities	1,463	1,463	—	—
U.S. government agency securities	667	667	—	—
Marketable securities:
U.S. government securities	7,130	7,130	—	—
U.S. government agency securities	7,411	7,411	—	—
Corporate debt securities	6,005	—	6,005	—
Total cash equivalents and marketable securities	$28,085	$22,080	$6,005	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$242	$—	$242	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability within Level 2 as the valuation inputs are based on quoted market prices and market observable data. During the three months ended March 31, 2017, we recognized an increase in the fair value of our contingent consideration liability of $84 million, primarily due to the increase in the fair value of our common stock.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2017	December 31, 2016
Land	$704	$696
Buildings	3,648	3,109
Leasehold improvements	616	531
Network equipment	5,889	5,179
Computer software, office equipment and other	447	398
Construction in progress	1,728	1,890
Total	13,032	11,803
Less: Accumulated depreciation	(3,570)	(3,212)
Property and equipment, net	$9,462	$8,591
Construction in progress includes costs related to construction of data centers, office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three months ended March 31, 2017 and 2016.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in millions):

Balance as of December 31, 2016	$18,122
Effect of currency translation adjustment	4
Balance as of March 31, 2017	$18,126
Intangible assets consist of the following (in millions):

		March 31, 2017			December 31, 2016
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	4.5	$2,056	$(752)	$1,304	$2,056	$(678)	$1,378
Acquired technology	2.2	931	(566)	365	931	(518)	413
Acquired patents	6.2	785	(441)	344	785	(420)	365
Trade names	2.9	629	(321)	308	629	(293)	336
Other	3.1	162	(123)	39	162	(119)	43
Total intangible assets	4.2	$4,563	$(2,203)	$2,360	$4,563	$(2,028)	$2,535

Amortization expense of intangible assets was $175 million and $180 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2017	$512
2018	619
2019	526
2020	357
2021	265
Thereafter	81
Total	$2,360

Note 7.	Long-term Debt
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of March 31, 2017, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, facilities, and data centers with original lease periods expiring between 2017 and 2038. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $74 million and $64 million for the three months ended March 31, 2017 and 2016, respectively.
Contingencies
Legal Matters
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 14, 2017, we filed a motion for summary judgment. Trial is scheduled to begin on October 23, 2017.
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits have been consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleges that the defendants breached their fiduciary duties in connection with the Reclassification. Among other remedies, these lawsuits seek to enjoin the Reclassification as well as unspecified money damages, costs, and attorneys’ fees. Trial is scheduled to begin on September 26, 2017. We believe that the lawsuits are without merit and intend to vigorously defend against all claims asserted.
We are also party to various legal proceedings and claims that arise in the ordinary course of business. Among these pending matters, one case is currently scheduled for trial in the second quarter of 2017. An entity named Social Ranger LLC sued us for alleged violations of the United States antitrust laws in connection with virtual currency services. The complaint was filed in the

U.S. District Court for the District of Delaware and seeks treble damages and an injunction. The court denied our motion to dismiss; our motion for summary judgment is pending. We believe this lawsuit is without merit, and we intend to vigorously defend against all claims asserted. Trial is scheduled to begin on June 12, 2017. Because the outcome of litigation is inherently uncertain, we believe it is reasonably possible that we may incur a loss in connection with this matter. However, we do not believe a material loss is probable and we are unable to estimate a reasonable range of loss, if any, that could result were there to be an adverse final decision, and we therefore have not accrued a liability for this matter. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results in the period(s) in which any such outcome becomes probable and estimable.
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
Reclassification
In April 2016, our board of directors approved the Reclassification by approving amendments to our restated certificate of incorporation (the New Certificate) that would, among other things, create a new non-voting Class C capital stock. The Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and in connection with any liquidation, dissolution, or winding up of the corporation), share ratably and be identical in all other respects and as to all matters to the shares of Class A and Class B common stock, except for voting rights and as expressly provided in the New Certificate. The New Certificate was approved by our stockholders on June 20, 2016. As of March 31, 2017, the New Certificate was not yet effective.
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
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, beginning in 2017 and which does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2017, we repurchased and subsequently retired approximately 2 million shares of our Class A common stock for an aggregate amount of approximately $228 million.
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
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. Following the date of the contemplated stock dividend of Class C capital stock described above, if it is declared and paid, the shares reserved and available for issuance under our Amended 2012 Plan will be shares of the new Class C capital stock, except for shares reserved for awards outstanding immediately prior to the payment of the dividend. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class C capital stock (and prior to the date of the payment of the stock dividend described above, Class A common stock) equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock and

Class C capital stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2017.
The following table summarizes the activities of stock option awards under the Stock Plans for the three months ended March 31, 2017:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2016	5,687	$7.78
Stock options exercised	(1,547)	5.12
Balance as of March 31, 2017	4,140	$8.78	2.9	$552
Stock options exercisable as of March 31, 2017	3,122	$6.85	2.7	$422

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $142.05, as reported on the NASDAQ Global Select Market on March 31, 2017.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2017:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2016	98,586	$82.99
Granted	25,191	139.29
Vested	(12,743)	76.84
Forfeited	(2,194)	90.11
Unvested at March 31, 2017	108,840	$96.59

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2017 and 2016 was $1.70 billion and $1.45 billion, respectively.
As of March 31, 2017, there was $9.48 billion of unrecognized share-based compensation expense, of which (i) $9.31 billion was related to RSUs, and (ii) $161 million was related to restricted shares, shares related to our contingent consideration with performance conditions that were met in the second quarter of 2016 but are still subject to service condition, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

Note 10.	Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual effective tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our share-based compensation, and the effects of acquisitions and the integration of those acquisitions.
Our 2017 effective tax rate differs from the U.S. statutory rate primarily due to a portion of our income before provision for income taxes being earned in jurisdictions with tax rates lower than the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, as well as the recognition of excess tax benefits from share-based compensation.
Our gross unrecognized tax benefits were $3.37 billion and $3.31 billion as of March 31, 2017 and December 31, 2016, respectively. If the gross unrecognized tax benefits as of March 31, 2017 were realized in a subsequent period, this would result in a tax benefit of $2.64 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position to tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations or cash flows. As of March 31, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2011 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. Our 2012 and subsequent years remain open to examination in Ireland.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$3,527	$2,509
Rest of the world (1)	4,505	2,873
Total revenue	$8,032	$5,382

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	March 31, 2017	December 31, 2016
Property and equipment, net:
United States	$7,428	$6,793
Rest of the world (1)	2,034	1,798
Total property and equipment, net	$9,462	$8,591

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three Months Ended March 31, 2017 and 2016—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of First Quarter Results
Our key user metrics and financial results for the first quarter of 2017 are as follows:
User growth:

•	Daily active users (DAUs) were 1.28 billion on average for March 2017, an increase of 18% year-over-year.

•	Monthly active users (MAUs) were 1.94 billion as of March 31, 2017, an increase of 17% year-over-year.
Financial results:

•	Revenue was $8.03 billion, up 49% year-over-year, and ad revenue was $7.86 billion, up 51% year-over-year.

•	Total costs and expenses were $4.71 billion.

•	Income from operations was $3.33 billion.

•	Net income was $3.06 billion with diluted earnings per share of $1.04.

•	Capital expenditures were $1.27 billion.

•	Effective tax rate was 10%.

•	Cash and cash equivalents and marketable securities were $32.31 billion as of March 31, 2017.

•	Headcount was 18,770 as of March 31, 2017, an increase of 38% year-over-year.
In the first quarter of 2017, we continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform as well as video, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Messenger, Instagram, and WhatsApp, and (iii) long-term technology initiatives that we believe will further our mission to connect the world, such as augmented reality, virtual reality and artificial intelligence. We intend to continue to invest based on this roadmap and we expect these investments and our increasingly global scale will drive significant overall year-over-year expense growth compared to 2016. In addition, we anticipate our expenses in 2017 will continue to grow as we execute on priorities such as (i) hiring top engineering talent, (ii) investing in research and development, content, and sales and marketing efforts, and (iii) expanding our data center capacity and office facilities to support our rapid growth.

Trends in Our User Metrics
The numbers for our key metrics, our DAUs, MAUs, and average revenue per user (ARPU) do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.
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

Worldwide DAUs increased 18% to 1.28 billion on average during March 2017 from 1.09 billion during March 2016. We experienced growth in DAUs across major markets, including India, Indonesia, and Brazil.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of March 31, 2017, we had 1.94 billion MAUs, an increase of 17% from March 31, 2016. Users in India, Indonesia, and Brazil represented key sources of growth in the first quarter of 2017, relative to the same period in 2016.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2017 in the United States & Canada region was more than eight times higher than in the Asia-Pacific region.
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

During the first quarter of 2017, worldwide ARPU was $4.23, an increase of 27% from the first quarter of 2016. Over this period, ARPU increased by 37% in United States & Canada, 36% in Europe, 27% in Asia-Pacific, and 40% in Rest of World. ARPU in the first quarter of 2017 declined by 12% from the fourth quarter of 2016. We believe the sequential quarterly decline was driven by seasonal trends, which also affected ARPU trends from the fourth quarter of 2015 to the first quarter of 2016, during which period ARPU declined by 11%. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, costs associated with data partner arrangements, amortization of intangible assets, and cost of virtual reality platform device inventory sold.
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
General and administrative. The majority of our general and administrative expenses consist of salaries, benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include legal related costs and professional services.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenue	$8,032	$5,382
Costs and expenses:
Cost of revenue	1,159	838
Research and development	1,834	1,343
Marketing and sales	1,057	826
General and administrative	655	365
Total costs and expenses	4,705	3,372
Income from operations	3,327	2,010
Interest and other income, net	81	56
Income before provision for income taxes	3,408	2,066
Provision for income taxes	344	328
Net income	$3,064	$1,738
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cost of revenue	$34	$22
Research and development	670	586
Marketing and sales	96	82
General and administrative	67	56
Total share-based compensation expense	$867	$746

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Costs and expenses:
Cost of revenue	14	16
Research and development	23	25
Marketing and sales	13	15
General and administrative	8	7
Total costs and expenses	59	63
Income from operations	41	37
Interest and other income, net	1	1
Income before provision for income taxes	42	38
Provision for income taxes	4	6
Net income	38%	32%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	—%	—%
Research and development	8	11
Marketing and sales	1	2
General and administrative	1	1
Total share-based compensation expense	11%	14%

Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Advertising	$7,857	$5,201	51%
Payments and other fees	175	181	(3)%
Total revenue	$8,032	$5,382	49%
Revenue in the first quarter of 2017 increased $2.65 billion, or 49%, compared to the same period in 2016. The increase was due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed. For the first quarter of 2017, we estimate that mobile advertising revenue represented approximately 85% of total advertising revenue, as compared with approximately 82% in the same period in 2016. Factors that influenced our advertising revenue growth in the first quarter of 2017 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in user growth and engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.
During the first quarter of 2017, as compared to the same period in 2016, the average price per ad increased by 14% and the number of ads delivered increased by 32%. The increase in average price per ad was driven by an increase in demand for our ad inventory while the increase in the ads delivered was driven by the same factors that influenced our advertising revenue growth.
Payments and other fees revenue in the first quarter of 2017 decreased $6 million, or 3%, compared to the same period in 2016. The decrease in Payments and other fees revenue was mostly due to decreased Payments revenue from games played on personal computers. We anticipate Payments and other fees revenue will continue to decline in 2017.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies from the first quarter of 2016 compared to the same period in 2017 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended March 31, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $8.05 billion and $7.88 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $22 million higher than actual revenue and advertising revenue for the first quarter of 2017.

Cost of revenue

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Cost of revenue	$1,159	$838	38%
Percentage of revenue	14%	16%
Cost of revenue in the first quarter of 2017 increased $321 million, or 38%, compared to the same period in 2016. The majority of the increase was due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with ads payment processing and various partnership agreements.
Research and development

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Research and development	$1,834	$1,343	37%
Percentage of revenue	23%	25%
Research and development expenses in the first quarter of 2017 increased $491 million, or 37%, compared to the same period in 2016. The majority of the increase was due to an increase in payroll and benefits as a result of a 44% increase in employee headcount from March 31, 2016 to March 31, 2017 in engineering and other technical functions. Additionally, the impact from the change in fair value of our contingent consideration liability and our equipment and related expenses to support our research and development efforts increased in the first quarter of 2017, compared to the same period in 2016.
Marketing and sales

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Marketing and sales	$1,057	$826	28%
Percentage of revenue	13%	15%
Marketing and sales expenses in the first quarter of 2017 increased $231 million, or 28%, compared to the same period in 2016. The majority of the increase was due to payroll and benefits expenses as a result of a 30% increase in employee headcount from March 31, 2016 to March 31, 2017 in our marketing and sales functions, and increases in our consulting and other professional service fees. Additionally, our marketing expenses increased $63 million in the first quarter of 2017, compared to the same period in 2016.
General and administrative

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
General and administrative	$655	$365	79%
Percentage of revenue	8%	7%
General and administrative expenses in the first quarter of 2017 increased $290 million, or 79%, compared to the same period in 2016. The majority of the increase was due to an increase in legal related costs, and to a lesser extent, payroll and benefits expenses as a result of a 35% increase in employee headcount from March 31, 2016 to March 31, 2017 in general and administrative functions.

Interest and other income, net

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Interest income, net	$67	$27	148%
Other income, net	14	29	(52)%
Interest and other income, net	$81	$56	45%
Interest and other income, net in the first quarter of 2017 increased $25 million compared to the same period in 2016. Interest income, net increased mostly due to increases in interest income driven by higher invested cash balances and interest rates. In addition, the decrease in other income, net was mostly due to foreign exchange impact resulting from the periodic re-measurement of our foreign currency balances.
Provision for income taxes

	Three Months Ended March 31,
	2017	2016	% change
	(in millions, except for percentages)
Provision for income taxes	$344	$328	5%
Effective tax rate	10%	16%
Our provision for income taxes in the first quarter of 2017 increased $16 million, or 5%, compared to the same period in 2016, primarily due to an increase in income before provision for income taxes.
Our effective tax rate in the first quarter of 2017 decreased compared to the same period in 2016, primarily due to increases in income before provision for income taxes being earned in jurisdictions with a tax rate lower than that of the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, partially offset by a decrease in the tax rate benefit from share-based compensation. In the first quarter of 2017, excess tax benefits recognized from shared-based compensation decreased our provision for income taxes by $302 million and our effective tax rate by 9%, as compared to the U.S. statutory rate. For comparison, in the first quarter of 2016, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $226 million and our effective tax rate by 11%, as compared to the U.S. statutory rate.
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, as well as a number of other factors, including tax benefits from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, and the impact of new legislation.
The portion of our income before provision for income taxes earned in jurisdictions with a tax rate lower than the U.S. statutory rate will depend upon the proportion of revenue and costs associated with the respective jurisdictions. Our ability to indefinitely reinvest those future earnings will depend upon the amount, location, and cost of deploying those earnings to where they are needed by the business.
Integrating intellectual property from acquisitions into our business generally involves intercompany transactions that have the impact of increasing our provision for income taxes. Consequently, our provision for income taxes and our effective tax rate may initially increase following an acquisition and integration. The magnitude of this impact will depend upon the specific type, size, and taxing jurisdictions of the intellectual property as well as the relative contributions to income in subsequent periods.
The tax effects of the accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the benefits taken on our tax return which depends upon the share price at the time of employee award vesting.
We recognize excess tax benefits on a discrete basis and we anticipate that our effective tax rate will vary from quarter to quarter depending on our share price in each period. If our share price remains constant to the May 1, 2017 price, we anticipate that our effective tax rate will increase in the remaining quarters throughout the year and our full year rate will be higher than the rate in the first quarter.

Unrecognized Tax Benefits. As of March 31, 2017, our net unrecognized tax benefits, which were accrued as other liabilities, were $2.52 billion, and were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services, and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregated amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, or cash flows. As of March 31, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to the first quarter of 2017. Absent any unanticipated event, we do not expect our unrecognized tax benefits will have a significant impact on our effective tax rate in 2017.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government agency securities, U.S. government securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $32.31 billion as of March 31, 2017, an increase of $2.86 billion from December 31, 2016, mostly due to $5.06 billion of cash generated from operations, partially offset by $1.27 billion for purchases of property and equipment, $771 million of taxes paid related to net share settlement of equity awards, and $228 million for repurchases of our Class A common stock.
Cash paid for income taxes (net of refunds) was $664 million for the first quarter of 2017. As of March 31, 2017, our federal net operating loss carryforward was $3.39 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2017. As of March 31, 2017, we had $94 million of federal tax credits, of which none will be available to offset our federal tax liabilities in 2017.
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of March 31, 2017, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock commencing in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (Exchange Act). During the three months ended March 31, 2017, we repurchased and subsequently retired approximately 2 million shares of our Class A common stock for an aggregate amount of approximately $228 million.
In January 2017, we began funding withholding taxes due on employee equity awards by net share settlement, rather than our previous approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. In the first quarter of 2017, we paid $771 million of taxes related to the net share settlement of equity awards.
As of March 31, 2017, $7.48 billion of the $32.31 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided residual taxes for the portion of earnings in jurisdictions where we do not intend to indefinitely reinvest such earnings of the local subsidiary.
We currently anticipate that our available funds, credit facility, and cash flow from operations, will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2017 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $867 million and total depreciation and amortization of $671 million. The increase in cash flow from operating activities during the first quarter of 2017, compared to the same period in 2016, was mostly due to an increase in net income, as adjusted for depreciation and amortization and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $5.89 billion for the first quarter of 2017, mostly due to $4.63 billion for net purchases of marketable securities, and $1.27 billion for capital expenditures as we continued to invest in data centers, servers, office buildings, and network infrastructure. The increase in cash used in investing activities during the first quarter of 2017, compared to the same period in 2016, was mostly due to net purchases of marketable securities.
We anticipate making capital expenditures in 2017 of approximately $7.0 billion to $7.5 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first quarter of 2017 mostly consisted of $771 million of taxes paid related to net share settlement of equity awards, and $228 million for repurchases of our Class A common stock. The increase in cash used in financing activities during the first quarter of 2017, compared to the same period in 2016, was mostly due to taxes paid related to net share settlement of equity awards and repurchases of our Class A common stock that commenced in 2017, partially offset by the reduction in payments on capital lease and other financing obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.
Contractual Obligations
There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We will be adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting, we do not expect the impact to be material.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gains of $14 million and $29 million in the three months ended March 31, 2017 and 2016, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $464 million and $403 million in the market value of our available-for-sale debt securities as of March 31, 2017 and December 31, 2016, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 13, 2017, we filed a motion for summary judgment. Trial is scheduled to begin on October 23, 2017.
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits have been consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleges that the defendants breached their fiduciary duties in connection with the Reclassification. Among other remedies, these lawsuits seek to enjoin the Reclassification as well as unspecified money damages, costs, and attorneys’ fees. Trial is scheduled to begin on September 26, 2017. We believe that the lawsuits are without merit and intend to vigorously defend against all claims asserted.
On December 29, 2014, an entity named Social Ranger LLC sued us for alleged violations of the United States antitrust laws in connection with virtual currency services. The complaint was filed in the U.S. District Court for the District of Delaware and seeks treble damages and an injunction. The court denied our motion to dismiss; our motion for summary judgment is pending. We believe this lawsuit is without merit, and we intend to vigorously defend against all claims asserted. Trial is scheduled to begin on June 12, 2017.
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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first quarter of 2017 and 2016, advertising accounted for 98% and 97%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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

•	reductions of advertising by marketers due to objectionable content published on our products by third parties;

•	the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting;

•	the degree to which users cease or reduce the number of times they click on our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some of our users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that our users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, access to Facebook has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in March 2016, we shipped our first virtual reality hardware product, the Oculus Rift. In addition, we have announced plans to develop augmented reality technology and products.We do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. We have also invested significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce changes to existing products, or introduce new stand-alone products, that direct users away from properties, formats, or use cases where we have a proven means of monetization. For example, users who desired to send messages from within the Facebook application have been redirected to our stand-alone Messenger application, although we do not monetize the stand-alone Messenger application in any significant manner. In addition, we plan to continue focusing on growing the user base for WhatsApp and potentially other stand-alone applications that may have limited or no near-term monetization, and it is possible that these efforts may reduce engagement with the core Facebook application. We are also investing in new experiences using video, including Facebook Live and longer-form content, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of mobile products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with marketers and developers, and our business and results of operations could be harmed.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, and other issues, which may adversely affect our reputation and brands. We also may fail to respond expeditiously to the sharing of objectionable content on our services or to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. As a result of our prominence, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of Oculus products and services or other products we may introduce in the future;

•	the development and introduction of new products or services by us or our competitors;

•	product changes that may reduce traffic to features or products that we successfully monetize;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•
the overall tax rate for our business, which may be affected by the mix of income we earn in the U.S. and in jurisdictions with comparatively lower tax rates, the tax effects of share-based compensation, the effects of integrating intellectual property from acquisitions, and the impact of new legislation;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in our global connectivity efforts and other initiatives, which may not have clear paths to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which Facebook could rely for the transfer of data from the European Union to the United States. In 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases on which Facebook relies to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. For example, the Irish Data Protection Commissioner is investigating and has challenged the legal grounds for transfers of user data to Facebook, Inc. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if Facebook is unable to transfer personal data between and among countries and regions in which it operates, it could affect the manner in which we provide our services or adversely affect our financial results.
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
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a significant number of issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
From time to time, we receive notice from patent holders and other parties alleging that certain of our products and services, or user content, infringe their intellectual property rights. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Our business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.
We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-

existent. In addition, we may be subject to additional class action lawsuits based on product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our IPO and with our intention to create a new class of capital stock (Class C capital stock) and to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.
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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, Oculus and WhatsApp are larger and more complex than companies we have historically acquired. In particular, Oculus builds technology and products that are new to Facebook and with which we did not have significant experience or structure in place to support prior to the acquisition. We continue to make substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
In 2016, we estimate that "duplicate" accounts (an account that a user maintains in addition to his or her principal account) may have represented approximately 6% of our worldwide MAUs. We also seek to identify "false" accounts, which we divide into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. In 2016, for example, we estimate that such user-misclassified and undesirable accounts may have represented approximately 1% of our worldwide MAUs. We believe the percentage of accounts that are duplicate or false is meaningfully lower in developed markets such as the United States or United Kingdom and higher in developing markets such as India and Turkey. However, these estimates are based on an internal review of a limited sample of accounts and we apply significant judgment in making this determination, such as identifying names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new technologies, which may allow us to identify previously undetected false or duplicate accounts and improve our ability to evaluate a broader population of our users. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 18,770 as of March 31, 2017 from 13,598 as of March 31, 2016, and we expect such headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We currently generate substantially all of our Payments revenue from developers that use Facebook on personal computers. Specifically, applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. We have experienced and expect to see the continued decline in usage of Facebook on personal computers for the foreseeable future, which we expect will result in a continuing decline in Payments revenue. In addition, only a relatively small percentage of our users have transacted with Facebook Payments. If the Facebook-integrated applications fail to grow or maintain their users and engagement, whether as a result of the continued decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance could be adversely affected.
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
We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.
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
In addition, the Securities and Exchange Commission’s (SEC) conflict minerals rule requires disclosure by public companies of information relating to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. Although the SEC has recently provided guidance with respect to a portion of the conflict minerals filing requirements that will somewhat relax the reporting required, we may incur significant costs associated with complying with the other portions of the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in Oculus products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. For example, the IRS recently issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $142.65 through March 31, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies;

•	trading activity in our share repurchase program; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, in 2016 we announced a proposal to create a new class of non-voting capital stock, known as Class C capital stock, and to distribute two shares of Class C capital stock as a dividend to the holders of our Class A and Class B common stock. While this proposal has been approved by our stockholders, the record and payment dates for this dividend will be determined by our board of directors in its discretion and there can be no assurance as to the timing of such dates. Once the dividend is distributed, we expect that the market price for the shares of our Class A common stock will generally reflect the effect of a three-for-one stock split. The pending Reclassification is currently subject to class action lawsuits that were filed on behalf of our stockholders.
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
Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In connection with the pending Reclassification, contingent upon our payment of a dividend of Class C capital stock as described in last year's proxy statement, our corporate governance guidelines will be amended to provide that our compensation & governance committee will be comprised solely of independent directors. We do not have a separate and independent nominating function and will continue to have the full board of directors be directly responsible for nominating members of our board. In addition, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock and, if issued, our Class C capital stock less attractive to some investors or otherwise harm our stock price.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
January 1 – 31, 2017	1,939	$117.82	1,939	$5,772
February 1 – 28, 2017 (3)	18	$—	—	5,772
March 1 – 31, 2017	—	$—	—	5,772
	1,957		1,939	$5,772

(1)
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, beginning in January 2017 and which does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

(3)
These shares were repurchased as a result of us exercising a right to repurchase unvested shares originally issued in connection with an acquisition to an individual who is no longer employed by us and not pursuant to our publicly announced program noted in footnote (1) above. The shares were repurchased at par value of $0.000006 per share.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	2012 Equity Incentive Plan forms of award agreements.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 4th day of May 2017.

FACEBOOK, INC.

Date: May 4, 2017	/s/ MARK ZUCKERBERG
Mark Zuckerberg Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)