Form 10-Q
period 2017-06-30
Facebook Inc
filed 2017-07-27
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,370,333,098 shares outstanding as of July 24, 2017
Class B Common Stock $0.000006 par value	533,863,486 shares outstanding as of July 24, 2017

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
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, in late 2015, we discovered an error in the algorithm we used to attribute our revenue by user geography. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,252	$8,903
Marketable securities	29,200	20,546
Accounts receivable, net of allowances for doubtful accounts of $90 and $94 as of June 30, 2017 and December 31, 2016, respectively	3,897	3,993
Prepaid expenses and other current assets	1,455	959
Total current assets	40,804	34,401
Property and equipment, net	10,628	8,591
Intangible assets, net	2,186	2,535
Goodwill	18,129	18,122
Other assets	2,096	1,312
Total assets	$73,843	$64,961

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$323	$302
Partners payable	278	280
Accrued expenses and other current liabilities	2,626	2,203
Deferred revenue and deposits	88	90
Total current liabilities	3,315	2,875
Other liabilities	4,047	2,892
Total liabilities	7,362	5,767
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,371 million and 2,354 million shares issued and outstanding, including 2 million and 4 million outstanding shares subject to repurchase, as of June 30, 2017 and December 31, 2016, respectively; 4,141 million Class B shares authorized, 532 million and 538 million shares issued and outstanding, including 1 million and 2 million outstanding shares subject to repurchase, as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	39,291	38,227
Accumulated other comprehensive loss	(370)	(703)
Retained earnings	27,560	21,670
Total stockholders' equity	66,481	59,194
Total liabilities and stockholders' equity	$73,843	$64,961
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$9,321	$6,436	$17,353	$11,818
Costs and expenses:
Cost of revenue	1,237	917	2,395	1,755
Research and development	1,919	1,471	3,753	2,814
Marketing and sales	1,124	901	2,181	1,728
General and administrative	640	413	1,295	778
Total costs and expenses	4,920	3,702	9,624	7,075
Income from operations	4,401	2,734	7,729	4,743
Interest and other income, net	87	20	168	78
Income before provision for income taxes	4,488	2,754	7,897	4,821
Provision for income taxes	594	471	938	800
Net income	$3,894	$2,283	$6,959	$4,021
Less: Net income attributable to participating securities	4	7	10	13
Net income attributable to Class A and Class B common stockholders	$3,890	$2,276	$6,949	$4,008
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.34	$0.80	$2.40	$1.41
Diluted	$1.32	$0.78	$2.36	$1.38
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,900	2,856	2,895	2,850
Diluted	2,951	2,921	2,950	2,912
Share-based compensation expense included in costs and expenses:
Cost of revenue	$47	$29	$81	$51
Research and development	787	631	1,457	1,217
Marketing and sales	120	95	216	177
General and administrative	78	62	145	118
Total share-based compensation expense	$1,032	$817	$1,899	$1,563
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,894	$2,283	$6,959	$4,021
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	246	(116)	306	20
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	10	19	27	61
Comprehensive income	$4,150	$2,186	$7,292	$4,102
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$6,959	$4,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,400	1,137
Share-based compensation	1,899	1,563
Deferred income taxes	(58)	(178)
Other	12	19
Changes in assets and liabilities:
Accounts receivable	223	(225)
Prepaid expenses and other current assets	(577)	(257)
Other assets	82	4
Accounts payable	(38)	(39)
Partners payable	(10)	14
Accrued expenses and other current liabilities	157	414
Deferred revenue and deposits	(4)	23
Other liabilities	373	646
Net cash provided by operating activities	10,418	7,142
Cash flows from investing activities
Purchases of property and equipment	(2,715)	(2,127)
Purchases of marketable securities	(14,137)	(9,635)
Sales of marketable securities	3,998	4,158
Maturities of marketable securities	1,498	903
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(8)	(20)
Change in restricted cash and deposits	33	74
Net cash used in investing activities	(11,331)	(6,647)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,495)	—
Principal payments on capital lease and other financing obligations	—	(312)
Repurchases of Class A common stock	(378)	—
Other financing activities, net	12	6
Net cash used in financing activities	(1,861)	(306)
Effect of exchange rate changes on cash and cash equivalents	123	12
Net (decrease) increase in cash and cash equivalents	(2,651)	201
Cash and cash equivalents at beginning of period	8,903	4,907
Cash and cash equivalents at end of period	$6,252	$5,108

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$11
Income taxes, net	$1,359	$407
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$157	$89
Change in unsettled repurchases of Class A common stock	$30	$—
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
In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09). We were required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption. As such, our condensed consolidated statements of income and statements of comprehensive income for the three and six months ended June 30, 2016 and statements of cash flows for the six months ended June 30, 2016 had been adjusted to reflect the impact of ASU 2016-09 adoption. See "Note 1—Summary of Significant Accounting Policies" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, loss contingencies, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We currently anticipate adopting the new standard effective January 1, 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the three and six months ended June 30, 2017 and 2016, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$3,177	$717	$1,846	$437	$5,673	$1,286	$3,250	$771
Less: Net income attributable to participating securities	4	—	5	2	8	2	11	2
Net income attributable to common stockholders	$3,173	$717	$1,841	$435	$5,665	$1,284	$3,239	$769
Denominator
Weighted average shares outstanding	2,368	535	2,317	548	2,363	536	2,310	549
Less: Shares subject to repurchase	2	1	7	2	3	1	7	2
Number of shares used for basic EPS computation	2,366	534	2,310	546	2,360	535	2,303	547
Basic EPS	$1.34	$1.34	$0.80	$0.80	$2.40	$2.40	$1.41	$1.41
Diluted EPS:
Numerator
Net income attributable to common stockholders	$3,173	$717	$1,841	$435	$5,665	$1,284	$3,239	$769
Reallocation of net income attributable to participating securities	4	—	7	—	10	—	13	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	717	—	435	—	1,284	—	769	—
Reallocation of net income to Class B common stock	—	(2)	—	6	—	(1)	—	9
Net income attributable to common stockholders for diluted EPS	$3,894	$715	$2,283	$441	$6,959	$1,283	$4,021	$778
Denominator
Number of shares used for basic EPS computation	2,366	534	2,310	546	2,360	535	2,303	547
Conversion of Class B to Class A common stock	534	—	546	—	535	—	547	—
Weighted average effect of dilutive securities:
Employee stock options	4	4	7	7	4	4	7	7
RSUs	45	3	50	7	47	3	48	7
Shares subject to repurchase	2	1	5	1	3	1	5	1
Earn-out shares	—	—	3	3	1	1	2	2
Number of shares used for diluted EPS computation	2,951	542	2,921	564	2,950	544	2,912	564
Diluted EPS	$1.32	$1.32	$0.78	$0.78	$2.36	$2.36	$1.38	$1.38

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$1,452	$1,364
Money market funds	4,421	5,409
U.S. government securities	25	1,463
U.S. government agency securities	90	667
Certificate of deposits and time deposits	264	—
Total cash and cash equivalents	6,252	8,903
Marketable securities:
U.S. government securities	11,061	7,130
U.S. government agency securities	9,623	7,411
Corporate debt securities	8,516	6,005
Total marketable securities	29,200	20,546
Total cash and cash equivalents, and marketable securities	$35,452	$29,449
The gross unrealized gains or losses on our marketable securities as of June 30, 2017 and December 31, 2016 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of June 30, 2017 and December 31, 2016. As of June 30, 2017, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2017
Due in one year	$7,739
Due in one to five years	21,461
Total	$29,200

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,421	$4,421	$—	$—
U.S. government securities	25	25	—	—
U.S. government agency securities	90	90	—	—
Certificate of deposits and time deposits	264	—	264	—
Marketable securities:
U.S. government securities	11,061	11,061	—	—
U.S. government agency securities	9,623	9,623	—	—
Corporate debt securities	8,516	—	8,516	—
Total cash equivalents and marketable securities	$34,000	$25,220	$8,780	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$347	$—	$347	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,409	$5,409	$—	$—
U.S. government securities	1,463	1,463	—	—
U.S. government agency securities	667	667	—	—
Marketable securities:
U.S. government securities	7,130	7,130	—	—
U.S. government agency securities	7,411	7,411	—	—
Corporate debt securities	6,005	—	6,005	—
Total cash equivalents and marketable securities	$28,085	$22,080	$6,005	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$242	$—	$242	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We classify our contingent consideration liability within Level 2 as the valuation inputs are based on quoted market prices and market observable data. During the three and six months ended June 30, 2017, we recognized an increase in the fair value of our contingent consideration liability of $21 million and $105 million, respectively, primarily due to the increase in the fair value of our common stock.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2017	December 31, 2016
Land	$720	$696
Buildings	4,013	3,109
Leasehold improvements	742	531
Network equipment	6,685	5,179
Computer software, office equipment and other	517	398
Construction in progress	1,991	1,890
Total	14,668	11,803
Less: Accumulated depreciation	(4,040)	(3,212)
Property and equipment, net	$10,628	$8,591
Construction in progress includes costs related to construction of data centers, office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three and six months ended June 30, 2017 and 2016.

Note 6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in millions):

Balance as of December 31, 2016	$18,122
Effect of currency translation adjustment	7
Balance as of June 30, 2017	$18,129
Intangible assets consist of the following (in millions):

		June 30, 2017			December 31, 2016
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	4.3	$2,056	$(826)	$1,230	$2,056	$(678)	$1,378
Acquired technology	2.0	931	(614)	317	931	(518)	413
Acquired patents	6.0	785	(461)	324	785	(420)	365
Trade names	2.7	629	(350)	279	629	(293)	336
Other	3.0	162	(126)	36	162	(119)	43
Total intangible assets	4.0	$4,563	$(2,377)	$2,186	$4,563	$(2,028)	$2,535

Amortization expense of intangible assets was $174 million and $349 million for the three and six months ended June 30, 2017, respectively, and $193 million and $373 million for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2017	$338
2018	619
2019	526
2020	357
2021	265
Thereafter	81
Total	$2,186

Note 7.	Long-term Debt
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of June 30, 2017, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
During the six months ended June 30, 2017, we entered into additional non-cancelable operating lease agreements, mostly related to office buildings. Our various non-cancelable operating lease agreements for certain of our offices, land, facilities, and data centers have original lease periods expiring between 2017 and 2038 and our total future minimum payments related to these operating leases as of June 30, 2017 was $2.7 billion. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $81 million and $156 million for the three and six months ended June 30, 2017, respectively, and $66 million and $129 million for the three and six months ended June 30, 2016, respectively.
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

We are also party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated.
We believe that the amount or estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
For information regarding income tax contingencies, see Note 10 — Income Taxes.

Note 9.	Stockholders' Equity
Reclassification
In April 2016, our board of directors approved the Reclassification by approving amendments to our restated certificate of incorporation (the New Certificate) that would, among other things, create a new non-voting Class C capital stock. The Class C capital stock will have the same rights and powers, rank equally (including as to dividends and distributions, mergers or similar business combinations, and in connection with any liquidation, dissolution, or winding up of the corporation), share ratably and be identical in all other respects and as to all matters to the shares of Class A and Class B common stock, except for voting rights and as expressly provided in the New Certificate. The New Certificate was approved by our stockholders on June 20, 2016. As of June 30, 2017, the New Certificate was not yet effective.
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
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. During the six months ended June 30, 2017, we repurchased and subsequently retired approximately 3 million shares of our Class A common stock for an aggregate amount of approximately $408 million.
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
The following table summarizes the activities of stock option awards under the Stock Plans for the six months ended June 30, 2017:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2016	5,687	$7.78
Stock options exercised	(2,154)	5.67
Balance as of June 30, 2017	3,533	$9.07	2.7	$501
Stock options exercisable as of June 30, 2017	2,749	$7.38	2.6	$395

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $150.98, as reported on the NASDAQ Global Select Market on June 30, 2017.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2017:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2016	98,586	$82.99
Granted	28,565	140.14
Vested	(22,810)	79.72
Forfeited	(3,719)	95.32
Unvested at June 30, 2017	100,622	$99.49

(1)	Unvested shares include inducement awards issued in connection with an acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.
The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2017 was $1.51 billion and $3.21 billion, respectively, and $1.18 billion and $2.63 billion during the three and six months ended June 30, 2016, respectively.
As of June 30, 2017, there was $8.78 billion of unrecognized share-based compensation expense, of which (i) $8.68 billion was related to RSUs, and (ii) $100 million was related to restricted shares, shares related to our contingent consideration with performance conditions that were met in the second quarter of 2016 but are still subject to a service condition, and stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years.

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
Our gross unrecognized tax benefits were $3.45 billion and $3.31 billion as of June 30, 2017 and December 31, 2016, respectively. If the gross unrecognized tax benefits as of June 30, 2017 were realized in a subsequent period, this would result in a tax benefit of $2.68 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position to tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations or cash flows. As of June 30, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court.
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
We believe that adequate amounts have been reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. However, we do not anticipate a significant impact to such amounts within the next 12 months.

Note 11.	Geographical Information
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$4,048	$2,852	$7,574	$5,361
Rest of the world (1)	5,273	3,584	9,779	6,457
Total revenue	$9,321	$6,436	$17,353	$11,818

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	June 30, 2017	December 31, 2016
Property and equipment, net:
United States	$8,215	$6,793
Rest of the world (1)	2,413	1,798
Total property and equipment, net	$10,628	$8,591

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2017 and 2016—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key user metrics and financial results for the second quarter of 2017 are as follows:
User growth:

•	Daily active users (DAUs) were 1.32 billion on average for June 2017, an increase of 17% year-over-year.

•	Monthly active users (MAUs) were 2.01 billion as of June 30, 2017, an increase of 17% year-over-year.
Financial results:

•	Revenue was $9.32 billion, up 45% year-over-year, and ad revenue was $9.16 billion, up 47% year-over-year.

•	Total costs and expenses were $4.92 billion.

•	Income from operations was $4.40 billion.

•	Net income was $3.89 billion with diluted earnings per share of $1.32.

•	Capital expenditures were $1.44 billion.

•	Effective tax rate was 13%.

•	Cash and cash equivalents and marketable securities were $35.45 billion as of June 30, 2017.

•	Headcount was 20,658 as of June 30, 2017, an increase of 43% year-over-year.
In the second quarter of 2017, we announced our new mission, which is to give people the power to build community and bring the world closer together. We also continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform, as well as video, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Instagram, Messenger, and WhatsApp, and (iii) long-term technology initiatives, such as artificial intelligence, connectivity, and virtual and augmented reality, that we believe will further our mission to build community and bring the world closer together. We intend to continue to invest based on this roadmap, and we expect these investments and our increasingly global scale will drive significant overall year-over-year expense growth compared to 2016. In addition, we anticipate our expenses in 2017 will continue to grow as we execute on priorities such as (i) hiring top engineering talent, (ii) investing in research and development, content, and sales and marketing efforts, and (iii) expanding our data center capacity and office facilities to support our growth.

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

Worldwide DAUs increased 17% to 1.32 billion on average during June 2017 from 1.13 billion during June 2016. We experienced growth in DAUs across major markets, including India, Indonesia, and Brazil.
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.
As of June 30, 2017, we had 2.01 billion MAUs, an increase of 17% from June 30, 2016. Users in India, Indonesia, and Brazil represented key sources of growth in the second quarter of 2017, relative to the same period in 2016.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2017 in the United States & Canada region was more than nine times higher than in the Asia-Pacific region.
Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the marketer or developer. In late 2015, we discovered an error in the algorithm we used to attribute our revenue by user geography. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts for all regions were adjusted to reflect this reclassification.

During the second quarter of 2017, worldwide ARPU was $4.73, an increase of 24% from the second quarter of 2016. Over this period, ARPU increased by 35% in United States & Canada, 33% in Europe, 31% in Rest of World, and 20% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions, costs associated with partner arrangements, amortization of intangible assets, and cost of virtual reality platform device inventory sold.
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
General and administrative. The majority of our general and administrative expenses consist of salaries, benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees. In addition, general and administrative expenses include legal-related costs and professional services.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenue	$9,321	$6,436	$17,353	$11,818
Costs and expenses:
Cost of revenue	1,237	917	2,395	1,755
Research and development	1,919	1,471	3,753	2,814
Marketing and sales	1,124	901	2,181	1,728
General and administrative	640	413	1,295	778
Total costs and expenses	4,920	3,702	9,624	7,075
Income from operations	4,401	2,734	7,729	4,743
Interest and other income, net	87	20	168	78
Income before provision for income taxes	4,488	2,754	7,897	4,821
Provision for income taxes	594	471	938	800
Net income	$3,894	$2,283	$6,959	$4,021
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Cost of revenue	$47	$29	$81	$51
Research and development	787	631	1,457	1,217
Marketing and sales	120	95	216	177
General and administrative	78	62	145	118
Total share-based compensation expense	$1,032	$817	$1,899	$1,563

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	13	14	14	15
Research and development	21	23	22	24
Marketing and sales	12	14	13	15
General and administrative	7	6	7	7
Total costs and expenses	53	58	55	60
Income from operations	47	42	45	40
Interest and other income, net	1	—	1	1
Income before provision for income taxes	48	43	46	41
Provision for income taxes	6	7	5	7
Net income	42%	35%	40%	34%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	1%	—%	—%	—%
Research and development	8	10	8	10
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	11%	13%	11%	13%

Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Advertising	$9,164	$6,239	47%	$17,021	$11,440	49%
Payments and other fees	157	197	(20)%	332	378	(12)%
Total revenue	$9,321	$6,436	45%	$17,353	$11,818	47%
Revenue in the second quarter and the first six months of 2017 increased $2.89 billion, or 45%, and $5.54 billion, or 47%, respectively, compared to the same periods in 2016. The increases were due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads in News Feed. For the second quarter and the first six months of 2017, we estimate that mobile advertising revenue represented approximately 87% and 86%, respectively, of total advertising revenue, as compared with approximately 84% and 83%, respectively, in the same periods in 2016. Factors that influenced our advertising revenue growth in the second quarter and the first six months of 2017 included (i) an increase in demand for our ad inventory, in part driven by an increase in the number of marketers actively advertising on Facebook, (ii) an increase in users and their engagement, and (iii) an increase in the number and frequency of ads displayed in News Feed, as well as the quality, relevance, and performance of those ads. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.

During the second quarter and first six months of 2017, as compared to the same periods in 2016, the average price per ad increased by 24% and 19%, respectively, and the number of ads delivered increased by 19% and 25%, respectively. The increase in average price per ad was driven by an increase in demand for our ad inventory. The increase in the ads delivered was driven by the same factors that influenced our advertising revenue growth, partially offset by increasing user engagement with video content and other product changes.
Payments and other fees revenue in the second quarter and the first six months of 2017 decreased $40 million, or 20%, and $46 million, or 12%, respectively, compared to the same periods in 2016. The decreases in Payments and other fees revenue were mostly due to decreased Payments revenue from games played on personal computers. We anticipate Payments and other fees revenue will continue to decline in 2017.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies from the second quarter and the first six months of 2016 compared to the same periods in 2017 had an unfavorable impact on our revenue.
If we had translated revenue for the second quarter ended June 30, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $9.46 billion and $9.31 billion, respectively. Using these constant rates, both total revenue and advertising revenue would have been $141 million higher than actual total revenue and advertising revenue for the second quarter of 2017. If we had translated revenue for the six months ended June 30, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $17.52 billion and $17.18 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $164 million and $163 million higher than actual total revenue and advertising revenue, respectively, for the first six months of 2017.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Cost of revenue	$1,237	$917	35%	$2,395	$1,755	36%
Percentage of revenue	13%	14%		14%	15%
Cost of revenue in the second quarter and the first six months of 2017 increased $320 million, or 35%, and $640 million, or 36%, respectively, compared to the same periods in 2016. The majority of the increases in both periods were due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with ads payment processing and partnership arrangements.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Research and development	$1,919	$1,471	30%	$3,753	$2,814	33%
Percentage of revenue	21%	23%		22%	24%
Research and development expenses in the second quarter and the first six months of 2017 increased $448 million, or 30%, and $939 million, or 33%, respectively, compared to the same periods in 2016. The majority of the increases in both periods were due to increases in payroll and benefits as a result of a 48% increase in employee headcount from June 30, 2016 to June 30, 2017 in engineering and other technical functions. In addition, our equipment and related expenses to support our research and development efforts increased in both the second quarter and the first six months of 2017, compared to the same periods in 2016.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Marketing and sales	$1,124	$901	25%	$2,181	$1,728	26%
Percentage of revenue	12%	14%		13%	15%
Marketing and sales expenses in the second quarter and the first six months of 2017 increased $223 million, or 25%, and $453 million, or 26%, respectively, compared to the same periods in 2016. The increases in both periods in 2017 were partially due to increases in payroll and benefits expenses as a result of a 30% increase in employee headcount from June 30, 2016 to June 30, 2017 in our marketing and sales functions. Additionally, in the second quarter and the first six months of 2017, our marketing expenses increased $61 million and $124 million, respectively, and our professional services expense increased $50 million and $114 million, respectively, due to higher consulting and other professional service fees, compared to the same periods in 2016.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
General and administrative	$640	$413	55%	$1,295	$778	66%
Percentage of revenue	7%	6%		7%	7%
General and administrative expenses in the second quarter and the first six months of 2017 increased $227 million, or 55%, and $517 million, or 66%, respectively, compared to the same periods in 2016. The majority of the increases in both periods were due to increases in legal-related costs, and to a lesser extent, payroll and benefits expenses as a result of a 47% increase in employee headcount from June 30, 2016 to June 30, 2017 in general and administrative functions.
Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Interest income, net	$91	$32	184%	$158	$60	163%
Other (expense) income, net	(4)	(12)	(67)%	10	18	(44)%
Interest and other income, net	$87	$20	NM	$168	$78	115%
Interest and other income, net in the second quarter and the first six months of 2017 increased $67 million and $90 million, respectively, compared to the same periods in 2016. The increases in both periods were primarily due to increases in interest income driven by higher invested cash balances and interest rates. In addition, for the first six months, such increase was partially offset by the foreign exchange impact resulting from the periodic re-measurement of our foreign currency monetary assets and liabilities.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Provision for income taxes	$594	$471	26%	$938	$800	17%
Effective tax rate	13%	17%		12%	17%
Our provision for income taxes in the second quarter and the first six months of 2017 increased $123 million, or 26%, and $138 million, or 17%, respectively, compared to the same periods in 2016, mostly due to increases in income before provision for income taxes, partially offset by decreases in the effective tax rates.

Our effective tax rates in the second quarter and the first six months of 2017 decreased compared to the same periods in 2016, primarily due to increases in income before provision for income taxes being earned in jurisdictions with a tax rate lower than that of the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, partially offset by decreases in the tax rate benefit from share-based compensation. In the second quarter and the first six months of 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $275 million and $577 million, respectively, and our effective tax rates by six and seven percentage points, respectively, as compared to the tax rate without such benefits. For comparison, in the second quarter and the first six months of 2016, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $236 million and $462 million, respectively, and our effective tax rates by nine and ten percentage points, respectively, as compared to the tax rate without such benefits.
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, as well as a number of other factors, including tax benefits from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, the impact of new legislation, and timing and amount of discrete items.
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
The tax effects of the accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting.
We recognize excess tax benefits on a discrete basis and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period. If our stock price remains constant to the July 24, 2017 price, we expect that our third quarter and full year rates will be similar to the rate in the second quarter.
Unrecognized Tax Benefits. As of June 30, 2017, our net unrecognized tax benefits, which were accrued as current liabilities of $25 million and other liabilities of $2.63 billion, were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services, and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregated amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, or cash flows. As of June 30, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to the second quarter and the first six months of 2017. Absent any unanticipated event, we do not expect our unrecognized tax benefits will have a significant impact on our effective tax rate in 2017.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government agency securities, U.S. government securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $35.45 billion as of June 30, 2017, an increase of $6.00 billion from December 31, 2016, mostly due to $10.42 billion of cash generated from operations, partially offset by $2.72 billion for purchases of property and equipment, $1.50 billion of taxes paid related to net share settlement of equity awards, and $378 million for repurchases of our Class A common stock.
Cash paid for income taxes (net of refunds) was $1.36 billion for the first six months of 2017. As of June 30, 2017, our federal net operating loss carryforward was $3.74 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2017. As of June 30, 2017, we had $104 million of federal tax credits, of which none will be available to offset our federal tax liabilities in 2017.
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of June 30, 2017, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock that commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (Exchange Act). During the six months ended June 30, 2017, we repurchased and subsequently retired approximately 3 million shares of our Class A common stock for an aggregate amount of approximately $408 million.
In January 2017, we began funding withholding taxes due on employee equity awards by net share settlement, rather than our previous approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. In the first six months of 2017, we paid $1.50 billion of taxes related to the net share settlement of equity awards.
As of June 30, 2017, $9.91 billion of the $35.45 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided residual taxes for the portion of earnings in jurisdictions where we do not intend to indefinitely reinvest such earnings of the local subsidiary.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2017 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $1.90 billion and total depreciation and amortization of $1.40 billion. The increase in cash flow from operating activities during the first six months of 2017, compared to the same period in 2016, was mostly due to an increase in net income, as adjusted for share-based compensation expense and depreciation and amortization.
Cash Used in Investing Activities
Cash used in investing activities was $11.33 billion for the first six months of 2017, mostly due to $8.64 billion for net purchases of marketable securities, and $2.72 billion for capital expenditures as we continued to invest in servers, data centers, office buildings, and network infrastructure. The increase in cash used in investing activities during the first six months of 2017, compared to the same period in 2016, was primarily due to net purchases of marketable securities.
We anticipate making capital expenditures in 2017 of approximately $7.0 billion to $7.5 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first six months of 2017 mostly consisted of $1.50 billion of taxes paid related to net share settlement of equity awards, and $378 million for repurchases of our Class A common stock. The increase in cash used in financing activities during the first six months of 2017, compared to the same period in 2016, was mostly due to taxes paid related to net share settlement of equity awards and repurchases of our Class A common stock that commenced in 2017, partially offset by the reduction in payments on capital lease and other financing obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2017.
Contractual Obligations
Except as disclosed in Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We currently anticipate adopting the new standard effective January 1, 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
We believe that the assumptions and estimates associated with income taxes, loss contingencies, and business combinations and valuation of goodwill and other acquired intangible assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $3 million and $13 million in the three months ended June 30, 2017 and 2016, respectively, and foreign currency gains of $11 million and $16 million in the six months ended June 30, 2017 and 2016, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $534 million and $403 million in the market value of our available-for-sale debt securities as of June 30, 2017 and December 31, 2016, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

On December 29, 2014, an entity named Social Ranger LLC sued us for alleged violations of the United States antitrust laws in connection with virtual currency services. On May 24, 2017, the parties entered into a settlement agreement resolving all claims.
We are also involved in other legal proceedings, claims, and regulatory, tax or government inquiries and investigations arising from the ordinary course of our business, and we may in the future be subject to additional lawsuits and disputes.

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

•	we adopt terms, policies, or procedures related to areas such as sharing, content, or user data that are perceived negatively by our users or the general public;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first six months of 2017 and 2016, advertising accounted for 98% and 97%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•	the size and composition of our user base;

•	the engagement of users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
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
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, in March 2016, we shipped our first virtual reality hardware product, the Oculus Rift. In addition, we have announced plans to develop augmented reality technology and products. We do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant content to our users, which may adversely affect the distribution of content of marketers and developers and could reduce their incentive to invest in their development and marketing efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we have made, and expect to continue to make, changes to our products to provide users with greater access to video content, and some of these changes have had, or will have, the effect of reducing user engagement with News Feed, which could adversely affect our financial results. In addition, we plan to continue focusing on growing users and engagement on Instagram, Messenger, and WhatsApp, and we may also introduce other stand-alone applications in the future. These efforts may reduce engagement with the core Facebook application, where we have the most proven means of monetization and which serves as the platform for many of our new user experiences. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, and other issues, which may adversely affect our reputation and brands. We also may fail to respond expeditiously to the sharing of objectionable content on our services or to otherwise address user concerns, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to us, has in the past, and could in the future, adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

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
Our costs are continuing to grow, which could reduce our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees to support our expanding operations. We will continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first six months of 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $577 million and our effective tax rate by seven percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. For example, the Irish Data Protection Commissioner is investigating and has challenged the legal grounds for transfers of user data to Facebook, Inc. We also face multiple inquiries, investigations, and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
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
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a significant number of issued trademarks and patents in multiple jurisdictions and have acquired patents and patent applications from third parties. In addition, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, we will be subject to recently enacted legislation in Germany that may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business and financial results could be adversely affected.
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
Moreover, since our Class C capital stock, if issued, will generally have no voting power, the issuance of the Class C capital stock, including in connection with future financings, acquisitions, or the issuance of future equity awards, could have the effect of prolonging the duration of Mr. Zuckerberg's ability to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore his ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, and any merger, consolidation, or sale of all or substantially all of our assets. We believe that Mr. Zuckerberg's continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Zuckerberg no longer controls a majority of the voting power, whether as a result of the disposition of some or all of his shares of Class A or Class B common stock or otherwise, our business or the trading price of our Class A common stock and, if issued, our Class C capital stock may be adversely affected.

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
We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and we regularly grant RSUs to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.
In the future, if issued, we may use shares of Class C capital stock as consideration in connection with acquisitions. However, we may not be able to use shares of Class C capital stock as consideration because companies that we are interested in acquiring may not agree to accept shares that carry no voting rights, or for other reasons. If the Class C capital stock trades at a discount to the Class A common stock, companies that we seek to acquire may also demand more shares of Class C capital stock in exchange for accepting such stock as consideration. In such instances, we may need to pay cash, issue shares of our Class A or Class B common stock as consideration, or issue a relatively greater number of shares of Class C capital stock to consummate the acquisitions.
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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, Oculus and WhatsApp are larger and more complex than companies we have historically acquired. In particular, Oculus builds technology and products that are relatively new to Facebook and with which we did not have significant experience or structure in place to support prior to the acquisition. We continue to make substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. For example, in late 2015, we discovered an error in the algorithm we used to attribute our revenue by user geography. While this issue did not affect our overall worldwide revenue, it did affect our attribution of revenue to different geographic regions. The fourth quarter of 2015 revenue by user geography and ARPU amounts were adjusted to reflect this reclassification.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 20,658 as of June 30, 2017 from 14,495 as of June 30, 2016, and we expect such headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located and where the cost of living is high. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. Additionally, we have a number of current employees whose equity ownership in our company has provided them a substantial amount of personal wealth, which could affect their decisions about whether or not to continue to work for us. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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

We currently generate substantially all of our Payments revenue from developers that use Facebook on personal computers, and we expect that our Payments revenue will continue to decline as usage of Facebook on personal computers continues to decline.
We currently generate substantially all of our Payments revenue from developers that use Facebook on personal computers. Specifically, applications built by developers of social games are currently responsible for substantially all of our revenue derived from Payments, and the majority of the revenue from these applications has historically been generated by a limited number of the most popular games. We have experienced and expect to see the continued decline in usage of Facebook on personal computers, which we expect will result in a continuing decline in Payments revenue. In addition, only a relatively small percentage of our users have transacted with Facebook Payments. If the Facebook-integrated applications fail to grow or maintain their users and engagement, whether as a result of the continued decline in the usage of Facebook on personal computers or otherwise, if developers do not continue to introduce new applications that attract users and create engagement on Facebook, or if Facebook-integrated applications outside of social games do not gain popularity and generate significant revenue for us, our financial performance could be adversely affected.
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

•
foreign exchange controls and tax and other regulations and orders that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. We may also be subject to additional indirect or non-income taxes. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. For example, the IRS recently issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock that commenced in 2017 and does not have an expiration date. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and if the creation and dividend of Class C capital stock is effected, the trading price of that class will likely be volatile and may impact the trading price for the Class A common stock.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $156.50 through June 30, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, in 2016 we announced a proposal to create a new class of non-voting capital stock, known as Class C capital stock, and to distribute two shares of Class C capital stock as a dividend to the holders of our Class A and Class B common stock for each share of Class A and Class B common stock held by them. While this proposal has been approved by our stockholders, the record and payment dates for this dividend will be determined by our board of directors in its discretion and there can be no assurance as to the timing of such dates. Once the dividend is distributed, we expect that the market price for the shares of our Class A common stock will generally reflect the effect of a three-for-one stock split. The pending Reclassification is currently subject to class action lawsuits that were filed on behalf of our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
April 1 – 30, 2017	—	$—	—	$5,772
May 1 – 31, 2017	—	$—	—	$5,772
June 1 – 30, 2017	1,185	$151.91	1,185	$5,592
	1,185		1,185

(1)
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock, which commenced in January 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 27th day of July 2017.

FACEBOOK, INC.

Date: July 27, 2017	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2017	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)