Form 10-Q
period 2017-09-30
Facebook Inc
filed 2017-11-02
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,384,798,040 shares outstanding as of October 30, 2017
Class B Common Stock $0.000006 par value	521,010,708 shares outstanding as of October 30, 2017

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
We regularly evaluate these metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. In particular, duplicate accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.
In the third quarter of 2017, we calculated these estimates using a new methodology for duplicate accounts that included improvements to the data signals we rely on to help identify such accounts. As a result, we estimate that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the increase in this estimate from our prior estimate of duplicate accounts is primarily due to implementation of this new methodology. We also believe the percentage of duplicate accounts is meaningfully higher in developing markets such as India, Indonesia, and the Philippines, as compared to more developed markets. In the third quarter of 2017, we estimate that user-misclassified and undesirable accounts may have represented approximately 2-3% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we observed in the third quarter of 2017 and which we have seen originate more frequently in specific countries such as Indonesia and Vietnam.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,201	$8,903
Marketable securities	31,088	20,546
Accounts receivable, net of allowances for doubtful accounts of $103 and $94 as of September 30, 2017 and December 31, 2016, respectively	4,424	3,993
Prepaid expenses and other current assets	1,490	959
Total current assets	44,203	34,401
Property and equipment, net	12,158	8,591
Intangible assets, net	2,050	2,535
Goodwill	18,213	18,122
Other assets	2,374	1,312
Total assets	$78,998	$64,961

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$383	$302
Partners payable	314	280
Accrued expenses and other current liabilities	2,503	2,203
Deferred revenue and deposits	105	90
Total current liabilities	3,305	2,875
Other liabilities	4,485	2,892
Total liabilities	7,790	5,767
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,385 million and 2,354 million shares issued and outstanding, including 1 million and 4 million outstanding shares subject to repurchase, as of September 30, 2017 and December 31, 2016, respectively; 4,141 million Class B shares authorized, 521 million and 538 million shares issued and outstanding, including 1 million and 2 million outstanding shares subject to repurchase, as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	40,199	38,227
Accumulated other comprehensive loss	(200)	(703)
Retained earnings	31,209	21,670
Total stockholders' equity	71,208	59,194
Total liabilities and stockholders' equity	$78,998	$64,961
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$10,328	$7,011	$27,681	$18,829
Costs and expenses:
Cost of revenue	1,448	987	3,843	2,742
Research and development	2,052	1,542	5,805	4,356
Marketing and sales	1,170	926	3,351	2,654
General and administrative	536	439	1,831	1,217
Total costs and expenses	5,206	3,894	14,830	10,969
Income from operations	5,122	3,117	12,851	7,860
Interest and other income, net	114	47	281	125
Income before provision for income taxes	5,236	3,164	13,132	7,985
Provision for income taxes	529	537	1,467	1,337
Net income	$4,707	$2,627	$11,665	$6,648
Less: Net income attributable to participating securities	3	7	13	20
Net income attributable to Class A and Class B common stockholders	$4,704	$2,620	$11,652	$6,628
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.62	$0.91	$4.02	$2.32
Diluted	$1.59	$0.90	$3.95	$2.28
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,904	2,871	2,898	2,857
Diluted	2,956	2,931	2,954	2,918
Share-based compensation expense included in costs and expenses:
Cost of revenue	$47	$30	$128	$81
Research and development	776	636	2,233	1,853
Marketing and sales	114	95	330	272
General and administrative	73	63	218	181
Total share-based compensation expense	$1,010	$824	$2,909	$2,387
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,707	$2,627	$11,665	$6,648
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	174	35	480	55
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(4)	(33)	23	28
Comprehensive income	$4,877	$2,629	$12,168	$6,731
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$11,665	$6,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,172	1,728
Share-based compensation	2,909	2,387
Deferred income taxes	(152)	(201)
Other	18	23
Changes in assets and liabilities:
Accounts receivable	(235)	(478)
Prepaid expenses and other current assets	(634)	(314)
Other assets	130	46
Accounts payable	(7)	(21)
Partners payable	22	20
Accrued expenses and other current liabilities	95	642
Deferred revenue and deposits	12	21
Other liabilities	550	677
Net cash provided by operating activities	16,545	11,178
Cash flows from investing activities
Purchases of property and equipment	(4,470)	(3,222)
Purchases of marketable securities	(20,410)	(17,368)
Sales of marketable securities	7,649	9,791
Maturities of marketable securities	2,228	1,034
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(106)	(81)
Change in restricted cash and deposits	64	82
Net cash used in investing activities	(15,045)	(9,764)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,360)	(6)
Principal payments on capital lease and other financing obligations	—	(312)
Repurchases of Class A common stock	(1,018)	—
Other financing activities, net	(14)	4
Net cash used in financing activities	(3,392)	(314)
Effect of exchange rate changes on cash and cash equivalents	190	31
Net (decrease) increase in cash and cash equivalents	(1,702)	1,131
Cash and cash equivalents at beginning of period	8,903	4,907
Cash and cash equivalents at end of period	$7,201	$6,038

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$11
Income taxes, net	$1,793	$764
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$441	$319
Settlement of acquisition-related contingent consideration liability	$102	$33
Change in unsettled repurchases of Class A common stock	$20	$—
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
In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09). We were required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption. As such, our condensed consolidated statements of income and statements of comprehensive income for the three and nine months ended September 30, 2016 and statements of cash flows for the nine months ended September 30, 2016 had been adjusted to reflect the impact of ASU 2016-09 adoption. See "Note 1—Summary of Significant Accounting Policies" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, loss contingencies, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, leases, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We will be adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of finalizing our analysis of the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting. We do not expect the impact of adoption to be material.

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
Certain RSUs were excluded from the EPS calculation because the impact would be anti-dilutive. These excluded RSUs were not material for the three and nine months ended September 30, 2017 and 2016, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$3,853	$854	$2,126	$501	$9,523	$2,142	$5,375	$1,273
Less: Net income attributable to participating securities	3	—	6	1	11	2	16	4
Net income attributable to common stockholders	$3,850	$854	$2,120	$500	$9,512	$2,140	$5,359	$1,269
Denominator
Weighted average shares outstanding	2,378	528	2,328	550	2,368	533	2,316	549
Less: Shares subject to repurchase	1	1	5	2	2	1	6	2
Number of shares used for basic EPS computation	2,377	527	2,323	548	2,366	532	2,310	547
Basic EPS	$1.62	$1.62	$0.91	$0.91	$4.02	$4.02	$2.32	$2.32
Diluted EPS:
Numerator
Net income attributable to common stockholders	$3,850	$854	$2,120	$500	$9,512	$2,140	$5,359	$1,269
Reallocation of net income attributable to participating securities	3	—	7	—	13	—	20	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	854	—	500	—	2,140	—	1,269	—
Reallocation of net income to Class B common stock	—	(5)	—	3	—	(6)	—	13
Net income attributable to common stockholders for diluted EPS	$4,707	$849	$2,627	$503	$11,665	$2,134	$6,648	$1,282
Denominator
Number of shares used for basic EPS computation	2,377	527	2,323	548	2,366	532	2,310	547
Conversion of Class B to Class A common stock	527	—	548	—	532	—	547	—
Weighted average effect of dilutive securities:
Employee stock options	3	3	6	6	4	4	7	7
RSUs	47	2	49	5	49	3	48	7
Shares subject to repurchase	2	1	4	1	3	1	5	1
Earn-out shares	—	—	1	1	—	—	1	1
Number of shares used for diluted EPS computation	2,956	533	2,931	561	2,954	540	2,918	563
Diluted EPS	$1.59	$1.59	$0.90	$0.90	$3.95	$3.95	$2.28	$2.28

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$1,629	$1,364
Money market funds	4,698	5,409
U.S. government securities	125	1,463
U.S. government agency securities	150	667
Certificate of deposits and time deposits	599	—
Total cash and cash equivalents	7,201	8,903
Marketable securities:
U.S. government securities	12,134	7,130
U.S. government agency securities	9,815	7,411
Corporate debt securities	9,139	6,005
Total marketable securities	31,088	20,546
Total cash and cash equivalents, and marketable securities	$38,289	$29,449
The gross unrealized gains or losses on our marketable securities as of September 30, 2017 and December 31, 2016 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of September 30, 2017 and December 31, 2016. As of September 30, 2017, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2017
Due in one year	$7,502
Due in one to five years	23,586
Total	$31,088

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,698	$4,698	$—	$—
U.S. government securities	125	125	—	—
U.S. government agency securities	150	150	—	—
Certificate of deposits and time deposits	599	—	599	—
Marketable securities:
U.S. government securities	12,134	12,134	—	—
U.S. government agency securities	9,815	9,815	—	—
Corporate debt securities	9,139	—	9,139	—
Total cash equivalents and marketable securities	$36,660	$26,922	$9,738	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,409	$5,409	$—	$—
U.S. government securities	1,463	1,463	—	—
U.S. government agency securities	667	667	—	—
Marketable securities:
U.S. government securities	7,130	7,130	—	—
U.S. government agency securities	7,411	7,411	—	—
Corporate debt securities	6,005	—	6,005	—
Total cash equivalents and marketable securities	$28,085	$22,080	$6,005	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$242	$—	$242	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. In July 2017, we settled our Level 2 contingent consideration liability that was outstanding as of December 31, 2016.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2017	December 31, 2016
Land	$770	$696
Buildings	4,623	3,109
Leasehold improvements	818	531
Network equipment	7,249	5,179
Computer software, office equipment and other	568	398
Construction in progress	2,418	1,890
Total	16,446	11,803
Less: Accumulated depreciation	(4,288)	(3,212)
Property and equipment, net	$12,158	$8,591
Construction in progress includes costs related to construction of data centers, office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three and nine months ended September 30, 2017 and 2016.

Note 6.	Goodwill and Intangible Assets

During the nine months ended September 30, 2017, we completed several business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2017 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.

Goodwill generated from the business acquisitions completed during the nine months ended September 30, 2017 was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that was deductible for tax purposes was not material.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (in millions):

Balance as of December 31, 2016	$18,122
Goodwill acquired	85
Effect of currency translation adjustment	6
Balance as of September 30, 2017	$18,213
Intangible assets consist of the following (in millions):

		September 30, 2017			December 31, 2016
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	4.0	$2,056	$(898)	$1,158	$2,056	$(678)	$1,378
Acquired technology	1.9	968	(664)	304	931	(518)	413
Acquired patents	5.9	785	(481)	304	785	(420)	365
Trade names	2.5	629	(378)	251	629	(293)	336
Other	2.8	162	(129)	33	162	(119)	43
Total intangible assets	3.8	$4,600	$(2,550)	$2,050	$4,563	$(2,028)	$2,535

Amortization expense of intangible assets was $173 million and $522 million for the three and nine months ended September 30, 2017, respectively, and $195 million and $568 million for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2017	$170
2018	631
2019	539
2020	364
2021	265
Thereafter	81
Total	$2,050

Note 7.	Long-term Debt
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of September 30, 2017, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
During the nine months ended September 30, 2017, we entered into additional non-cancelable operating lease agreements, mostly related to office buildings. Our various non-cancelable operating lease agreements for certain of our offices, land, and data centers have original lease periods expiring between 2017 and 2038 and our total future minimum payments related to these operating leases as of September 30, 2017 was $3.60 billion. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense was $91 million and $247 million for the three and nine months ended September 30, 2017, respectively, and $70 million and $199 million for the three and nine months ended September 30, 2016, respectively.
Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 14, 2017, we filed a motion for summary judgment. Trial is scheduled to begin on February 26, 2018.
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits were consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleged that the defendants breached their fiduciary duties in connection with the Reclassification. On September 21, 2017, our board of directors decided to abandon the Reclassification, and on September 25, 2017, the court dismissed the action as moot.

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
Abandonment of the Reclassification
In September 2017, our board of directors decided to abandon the Reclassification, and determined not to proceed with the filing of our amended and restated certificate of incorporation that was approved by our stockholders on June 20, 2016. As a result, we will not proceed with the issuance of the dividend of Class C capital stock.
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2017, we repurchased and subsequently retired approximately 7 million shares of our Class A common stock for an aggregate amount of approximately $1.04 billion.
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
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Our board of directors elected not to increase the number of shares reserved for issuance in 2017.
The following table summarizes the activities of stock option awards under the Stock Plans for the nine months ended September 30, 2017:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2016	5,687	$7.78
Stock options exercised	(2,410)	5.28
Balance as of September 30, 2017	3,277	$9.63	2.6	$528
Stock options exercisable as of September 30, 2017	2,728	$8.55	2.5	$443

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $170.87, as reported on the NASDAQ Global Select Market on September 30, 2017.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2017:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2016	98,586	$82.99
Granted	32,549	143.38
Vested	(32,968)	82.23
Forfeited	(4,913)	100.02
Unvested at September 30, 2017	93,254	$103.43

(1)
Unvested shares include inducement awards issued in connection with the WhatsApp acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2017 was $1.73 billion and $4.94 billion, respectively, and $1.21 billion and $3.84 billion during the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, there was $8.30 billion of unrecognized share-based compensation expense, substantially all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions. Included in this unrecognized share-based compensation expense are 16.2 million unvested shares as of September 30, 2017, related to RSU inducement awards granted to two employees in connection with the WhatsApp acquisition in 2014. These awards are subject to acceleration if the recipient's employment is terminated without "cause" or if the recipient resigns for "good reason".

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
Our gross unrecognized tax benefits were $3.68 billion and $3.31 billion as of September 30, 2017 and December 31, 2016, respectively. If the gross unrecognized tax benefits as of September 30, 2017 were realized in a subsequent period, this would result in a tax benefit of $2.88 billion within our provision of income taxes at such time. Our existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position to tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations, or cash flows. As of September 30, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the IRS for our 2011 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. Our 2012 and subsequent years remain open to examination in Ireland.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$4,482	$3,184	$12,057	$8,545
Rest of the world (1)	5,846	3,827	15,624	10,284
Total revenue	$10,328	$7,011	$27,681	$18,829

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	September 30, 2017	December 31, 2016
Property and equipment, net:
United States	$9,248	$6,793
Rest of the world (1)	2,910	1,798
Total property and equipment, net	$12,158	$8,591

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2017 and 2016—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key user metrics and financial results for the third quarter of 2017 are as follows:
User growth:

•	Daily active users (DAUs) were 1.37 billion on average for September 2017, an increase of 16% year-over-year.

•	Monthly active users (MAUs) were 2.07 billion as of September 30, 2017, an increase of 16% year-over-year.
Financial results:

•	Revenue was $10.33 billion, up 47% year-over-year, and ad revenue was $10.14 billion, up 49% year-over-year.

•	Total costs and expenses were $5.21 billion.

•	Income from operations was $5.12 billion.

•	Net income was $4.71 billion with diluted earnings per share of $1.59.

•	Capital expenditures were $1.76 billion.

•	Effective tax rate was 10%.

•	Cash and cash equivalents and marketable securities were $38.29 billion as of September 30, 2017.

•	Headcount was 23,165 as of September 30, 2017, an increase of 47% year-over-year.
In the third quarter of 2017, we continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform, as well as video, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Instagram, Messenger, and WhatsApp, and (iii) long-term technology initiatives, such as artificial intelligence, connectivity, and virtual and augmented reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap, and we anticipate that additional investments in the following areas will drive significant year-over-year expense growth in 2018: (i) increased investments in security, video content, and our long-term technology initiatives, and (ii) scaling our headcount and expanding our data center capacity and office facilities to support our growth.

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

Worldwide DAUs increased 16% to 1.37 billion on average during September 2017 from 1.18 billion during September 2016. Users in India, Indonesia, and Brazil represented key sources of growth in DAUs during September 2017, relative to the same period in 2016.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of September 30, 2017, we had 2.07 billion MAUs, an increase of 16% from September 30, 2016. Users in India, Indonesia, and Vietnam represented key sources of growth in the third quarter of 2017, relative to the same period in 2016.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2017 in the United States & Canada region was more than nine times higher than in the Asia-Pacific region.
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

During the third quarter of 2017, worldwide ARPU was $5.07, an increase of 26% from the third quarter of 2016. Over this period, ARPU increased by 45% in Europe, 35% in United States & Canada, 31% in Rest of World, and 20% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including content acquisition costs, credit card and other transaction fees related to processing customer transactions, cost of virtual reality platform device inventory sold, and amortization of intangible assets.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenue	$10,328	$7,011	$27,681	$18,829
Costs and expenses:
Cost of revenue	1,448	987	3,843	2,742
Research and development	2,052	1,542	5,805	4,356
Marketing and sales	1,170	926	3,351	2,654
General and administrative	536	439	1,831	1,217
Total costs and expenses	5,206	3,894	14,830	10,969
Income from operations	5,122	3,117	12,851	7,860
Interest and other income, net	114	47	281	125
Income before provision for income taxes	5,236	3,164	13,132	7,985
Provision for income taxes	529	537	1,467	1,337
Net income	$4,707	$2,627	$11,665	$6,648
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Cost of revenue	$47	$30	$128	$81
Research and development	776	636	2,233	1,853
Marketing and sales	114	95	330	272
General and administrative	73	63	218	181
Total share-based compensation expense	$1,010	$824	$2,909	$2,387

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	14	14	15
Research and development	20	22	21	23
Marketing and sales	11	13	12	14
General and administrative	5	6	7	6
Total costs and expenses	50	56	54	58
Income from operations	50	44	46	42
Interest and other income, net	1	1	1	1
Income before provision for income taxes	51	45	47	42
Provision for income taxes	5	8	5	7
Net income	46%	37%	42%	35%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	—%	—%	—%	—%
Research and development	8	9	8	10
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	10%	12%	11%	13%

Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Advertising	$10,142	$6,816	49%	$27,163	$18,256	49%
Payments and other fees	186	195	(5)%	518	573	(10)%
Total revenue	$10,328	$7,011	47%	$27,681	$18,829	47%
Revenue in the third quarter and the first nine months of 2017 increased $3.32 billion, or 47%, and $8.85 billion, or 47%, respectively, compared to the same periods in 2016. The increases were due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For the third quarter and the first nine months of 2017, we estimate that mobile advertising revenue represented approximately 88% and 87%, respectively, of total advertising revenue, as compared with approximately 84% and 83%, respectively, in the same periods in 2016. Factors that influenced our advertising revenue growth in the third quarter and the first nine months of 2017 included (i) an increase in average price per ad, (ii) an increase in users and their engagement, and (iii) an increase in the number and frequency of ads displayed on mobile devices. However, we anticipate increases in the number and frequency of ads displayed in News Feed will be a less significant driver of our revenue growth in the future.

During the third quarter and first nine months of 2017, the average price per ad increased by 35% and 25%, respectively, as compared with approximately 6% and 7%, respectively in the same periods in 2016, and the number of ads delivered increased by 10% and 20%, respectively, as compared with approximately 50% for both periods in 2016. The increase in average price per ad was driven by an increase in demand for our ad inventory; factors contributing to this include an increase in spend from existing marketers and an increase in the number of marketers actively advertising on our platform as well as the quality, relevance, and performance of those ads. The increase in the ads delivered was driven by an increase in users and their engagement and an increase in the number and frequency of ads displayed on News Feed, partially offset by increasing user engagement with video content and other product changes.
Payments and other fees revenue in the third quarter and the first nine months of 2017 decreased $9 million, or 5%, and $55 million, or 10%, respectively, compared to the same periods in 2016. The decreases in Payments and other fees revenue were mostly due to decreased Payments revenue from games played on personal computers. We anticipate revenue from Payments will continue to decline, and such decline will be offset, in part or in whole, by the revenue from the delivery of virtual reality platform devices and related platform sales.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the third quarter of 2017 compared to the same period in 2016 had a favorable impact on revenue. If we had translated revenue for the third quarter ended September 30, 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $10.20 billion and $10.01 billion, respectively. Using these constant rates, both total revenue and advertising revenue would have been $128 million lower than actual total revenue and advertising revenue for the third quarter of 2017.
The foreign exchange impact on our revenue and advertising revenue in the first nine months of 2017 compared to the same period in 2016 was not material.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Cost of revenue	$1,448	$987	47%	$3,843	$2,742	40%
Percentage of revenue	14%	14%		14%	15%
Cost of revenue in the third quarter and the first nine months of 2017 increased $461 million, or 47%, and $1.10 billion, or 40%, respectively, compared to the same periods in 2016. The majority of the increases in both periods were due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with partnership arrangements, including content acquisition costs, and ads payment processing.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Research and development	$2,052	$1,542	33%	$5,805	$4,356	33%
Percentage of revenue	20%	22%		21%	23%
Research and development expenses in the third quarter and the first nine months of 2017 increased $510 million, or 33%, and $1.45 billion, or 33%, respectively, compared to the same periods in 2016. The increases in both periods were primarily due to increases in payroll and benefits as a result of a 51% increase in employee headcount from September 30, 2016 to September 30, 2017 in engineering and other technical functions.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Marketing and sales	$1,170	$926	26%	$3,351	$2,654	26%
Percentage of revenue	11%	13%		12%	14%
Marketing and sales expenses in the third quarter and the first nine months of 2017 increased $244 million, or 26%, and $697 million, or 26%, respectively, compared to the same periods in 2016. The increases in both periods in 2017 were partially due to increases in payroll and benefits expenses as a result of a 34% increase in employee headcount from September 30, 2016 to September 30, 2017 in our marketing and sales functions. Additionally, in the third quarter and the first nine months of 2017, our marketing expenses increased $66 million and $190 million, respectively, and our professional services expense increased $54 million and $168 million, respectively, due to higher consulting and other professional service fees, compared to the same periods in 2016.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
General and administrative	$536	$439	22%	$1,831	$1,217	50%
Percentage of revenue	5%	6%		7%	6%
General and administrative expenses in the third quarter and the first nine months of 2017 increased $97 million, or 22%, and $614 million, or 50%, respectively, compared to the same periods in 2016. The majority of the increases in both periods were due to payroll and benefit expenses as a result of a 57% increase in employee headcount from September 30, 2016 to September 30, 2017 in our general and administrative functions. In addition, for the first nine months of 2017, the increase was also partially due to legal-related costs compared to the same period in 2016.
Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Interest income, net	$108	$50	116%	$266	$110	142%
Other income (expense), net	6	(3)	300%	15	15	—%
Interest and other income, net	$114	$47	143%	$281	$125	125%
Interest and other income, net in the third quarter and the first nine months of 2017 increased $67 million and $156 million, respectively, compared to the same periods in 2016. The increases in both periods were due to increases in interest income driven by higher invested cash balances and interest rates. In addition, foreign exchange impact resulting from the periodic re-measurement of our foreign currency monetary assets and liabilities also contributed to the increase in the third quarter of 2017.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
	(in millions, except for percentages)
Provision for income taxes	$529	$537	(1)%	$1,467	$1,337	10%
Effective tax rate	10%	17%		11%	17%
Our provision for income taxes in the third quarter of 2017 decreased $8 million, or 1%, and in the first nine months of 2017 increased $130 million, or 10%, compared to the same periods in 2016. The decrease in the third quarter of 2017 was due to an increase in the proportion of income before provision for income taxes being earned in jurisdictions with a tax rate lower than that of the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings and an increase in excess tax benefits recognized from share-based compensation, partially offset by an increase in income before provision for income taxes. The increase in the first nine months of 2017 was primarily due to an increase in income before provision for income taxes, partially offset by an increase in the proportion of income before provision for income taxes being earned in jurisdictions with a tax rate lower than that of the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings and an increase in excess tax benefits recognized from share-based compensation.
Our effective tax rates in the third quarter and the first nine months of 2017 decreased compared to the same periods in 2016, primarily due to increases in income before provision for income taxes being earned in jurisdictions with a tax rate lower than that of the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, partially offset by decreases in the tax rate benefit from share-based compensation. In the third quarter and the first nine months of 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $317 million and $894 million, respectively, and our effective tax rates by six and seven percentage points, respectively, as compared to the tax rate without such benefits. For comparison, in the third quarter and the first nine months of 2016, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $243 million and $706 million, respectively, and our effective tax rates by eight and nine percentage points, respectively, as compared to the tax rate without such benefits.
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate where we plan to indefinitely reinvest a certain portion of those earnings, as well as a number of other factors, including tax benefits from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, the impact of new legislation, and the amount of discrete items.
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
We recognize excess tax benefits on a discrete basis and we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period. If our stock price remains constant to the October 30, 2017 price, we expect our fourth quarter and full year 2017 rates will be slightly higher than the rate in the third quarter, and our full year 2018 rate will be higher than our full year 2017 rate.
Unrecognized Tax Benefits. As of September 30, 2017, our net unrecognized tax benefits, which were accrued as current liabilities of $25 million and other liabilities of $2.84 billion, were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services, and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregated amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, or cash flows. As of September 30, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to amounts accrued in 2017. Absent any unanticipated event, we do not expect our unrecognized tax benefits will have a significant impact on our effective tax rate in 2017.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $38.29 billion as of September 30, 2017, an increase of $8.84 billion from December 31, 2016, mostly due to $16.55 billion of cash generated from operations, partially offset by $4.47 billion for purchases of property and equipment, $2.36 billion of taxes paid related to net share settlement of equity awards, and $1.02 billion for repurchases of our Class A common stock.
Cash paid for income taxes (net of refunds) was $1.79 billion for the first nine months of 2017. As of September 30, 2017, our federal net operating loss carryforward was $4.15 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2017. As of September 30, 2017, we had $131 million of federal tax credits, of which none will be available to offset our federal tax liabilities in 2017.
In May 2016, we entered into a five-year senior unsecured revolving credit facility that allows us to borrow up to $2.0 billion. Any amounts outstanding under this facility will be due and payable on May 20, 2021. As of September 30, 2017, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock that commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2017, we repurchased and subsequently retired approximately 7 million shares of our Class A common stock for an aggregate amount of approximately $1.04 billion.
In January 2017, we began funding withholding taxes due on employee equity awards by net share settlement, rather than our previous approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. In the first nine months of 2017, we paid $2.36 billion of taxes related to the net share settlement of equity awards.
As of September 30, 2017, $12.89 billion of the $38.29 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. We have provided residual taxes for the portion of earnings in jurisdictions where we do not intend to indefinitely reinvest such earnings of the local subsidiary.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2017 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.91 billion and total depreciation and amortization of $2.17 billion. The increase in cash flow from operating activities during the first nine months of 2017, compared to the same period in 2016, was mostly due to an increase in net income, as adjusted for share-based compensation expense and depreciation and amortization.
Cash Used in Investing Activities
Cash used in investing activities was $15.05 billion for the first nine months of 2017, mostly due to $10.53 billion for net purchases of marketable securities, and $4.47 billion for capital expenditures as we continued to invest in servers, data centers, office buildings, and network infrastructure. The increase in cash used in investing activities during the first nine months of 2017, compared to the same period in 2016, was mostly due to increases in net purchases of marketable securities and capital expenditures.
We anticipate making capital expenditures in 2017 of approximately $7.0 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first nine months of 2017 mostly consisted of $2.36 billion of taxes paid related to net share settlement of equity awards, and $1.02 billion for repurchases of our Class A common stock. The increase in cash used in financing activities during the first nine months of 2017, compared to the same period in 2016, was mostly due to taxes paid related to net share settlement of equity awards and repurchases of our Class A common stock that commenced in 2017, partially offset by the reduction in payments on capital lease and other financing obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2017.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We will be adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of finalizing our analysis of the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting. We do not expect the impact of adoption to be material.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. The impact of the foreign currency gains or losses recognized in the three and nine months ended September 30, 2017 and 2016 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $583 million and $403 million in the market value of our available-for-sale debt securities as of September 30, 2017 and December 31, 2016, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. We believe these lawsuits are without merit, and we intend to continue to vigorously defend them. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 13, 2017, we filed a motion for summary judgment. Trial is scheduled to begin on February 26, 2018.
On April 27, 2016, we announced a proposal to create a new class of non-voting capital stock (Class C capital stock) and our intention to declare and pay a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). Following our announcement of the Reclassification, beginning on April 29, 2016, multiple purported class action lawsuits were filed on behalf of our stockholders in the Delaware Court of Chancery against us, certain of our board of directors, and Mark Zuckerberg. The lawsuits were consolidated under the caption In re Facebook, Inc. Class C Reclassification Litig., C.A. No. 12286-VCL, and the consolidated complaint generally alleged that the defendants breached their fiduciary duties in connection with the Reclassification. On September 21, 2017, our board of directors decided to abandon the Reclassification, and on September 25, 2017, the court dismissed the action as moot.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will continue to decline over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;

•	we fail to introduce new products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;

•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

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

•	there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•	we are unable to obtain or attract engaging third-party content;

•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation;

•
there is decreased engagement or acceptance of product features on our service, or decreased acceptance of our terms of service, as part of changes that may be implemented in connection with the General Data Protection Regulation (GDPR) in Europe;

•
technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;

•
we elect to focus our product decisions and user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first nine months of 2017 and 2016, advertising accounted for 98% and 97%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. In addition, our advertising revenue growth has become increasingly dependent upon increased pricing of our ads. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that may be implemented in connection with the GDPR;

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
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search, video, and Android. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.
Some of our current and potential competitors may have significantly greater resources or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•	the size and composition of our user base;

•	the engagement of users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

Action by governments to restrict access to Facebook or our other products in their countries could substantially harm our business and financial results.
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we update our News Feed ranking algorithm to deliver the most relevant and meaningful content to our users, which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we have made, and expect to continue to make, changes to our products to provide users with greater access to video content, and these changes have had, or will have, the effect of reducing user engagement with News Feed, which could adversely affect our financial results. In addition, we plan to continue focusing on growing users and engagement on Instagram, Messenger, and WhatsApp, and we may also introduce other stand-alone applications in the future. These efforts may reduce engagement with the core Facebook application, where we have the most proven means of monetization and which serves as the platform for many of our new user experiences. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues, which may adversely affect our reputation and brands. For example, we recently announced our discovery of certain ads and other content previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election. We also may fail to respond expeditiously to the sharing of objectionable content on our services or objectionable practices by advertisers, or to otherwise address user concerns, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. As a result of our prominence and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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
Affected users or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of Oculus products and services or other products we may introduce in the future;

•	the development and introduction of new products or services by us or our competitors;

•	user behavior or product changes that may reduce traffic to features or products that we successfully monetize;

•	increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees to support our expanding operations. We will continue to invest in our messaging, security, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first nine months of 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $894 million and our effective tax rate by seven percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and in September 2017, the Irish High Court agreed to refer this challenge to the Court of Justice of the European Union for decision. We also face multiple inquiries, investigations, and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation (GDPR) will take effect in May 2018 and will apply to all of our products and services that provide service in Europe. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. For example, we may be required to implement measures to change our service or limit access to our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We may also be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business and financial results could be adversely affected.
Our CEO has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock.
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations, and unanticipated delays in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.
Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.
Technologies have been developed, and will likely continue to be developed, that can block the display of our ads or block our ad measurement tools, particularly for advertising displayed on personal computers. We generate substantially all of our revenue from advertising, including revenue resulting from the display of ads on personal computers. Revenue generated from the display of ads on personal computers has been impacted by these technologies from time to time. As a result, these technologies have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our future financial results may be harmed.
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
We regularly evaluate these metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. As such, our estimation of duplicate or false accounts may not accurately represent the actual number of such accounts. In particular, duplicate accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.
In the third quarter of 2017, we calculated these estimates using a new methodology for duplicate accounts that included improvements to the data signals we rely on to help identify such accounts. As a result, we estimate that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the increase in this estimate from our prior estimate of duplicate accounts is primarily due to implementation of this new methodology. We also believe the percentage of duplicate accounts is meaningfully higher in developing markets such as India, Indonesia, and the Philippines, as compared to more developed markets. In the third quarter of 2017, we estimate that user-misclassified and undesirable accounts may have represented approximately 2-3% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we observed in the third quarter of 2017 and which we have seen originate more frequently in specific countries such as Indonesia and Vietnam.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 23,165 as of September 30, 2017 from 15,724 as of September 30, 2016, and we expect such headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook and certain of our other products are not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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
We face a number of risks related to design, manufacturing, and supply chain management with respect to our Oculus products. For example, the Oculus products we sell may have quality issues resulting from the design or manufacture of the products, or from the software used in the products. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our Oculus products does not meet our customers' expectations or such products are found to be defective, then our brand and financial results could be adversely affected.
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
In addition, the SEC’s conflict minerals rule requires disclosure by public companies of information relating to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. Although the SEC has recently provided guidance with respect to a portion of the conflict minerals filing requirements that will somewhat relax the reporting required, we may incur significant costs associated with complying with the other portions of the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in Oculus products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. We may also be subject to additional indirect or non-income taxes. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. For example, in 2016, the IRS issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration, the House Committee on Ways and Means, and the Senate Committee on Finance recently released a framework for U.S. tax reform. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock that commenced in 2017 and does not have an expiration date. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value.

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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $175.49 through September 30, 2017. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the trading price of your shares increases.

The dual class structure of our common stock and a voting agreement between certain stockholders have the effect of concentrating voting control with our CEO and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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
Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors determined not to have a separate and independent nominating function and chose to have the full board of directors be directly responsible for nominating members of our board, and in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
July 1 – 31, 2017	1,249	$160.10	1,249	$5,392
August 1 – 31, 2017	1,360	$169.12	1,360	$5,162
September 1 – 30, 2017	1,173	$170.50	1,173	$4,962
	3,782		3,782

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 2nd day of November 2017.

FACEBOOK, INC.

Date: November 2, 2017	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)