Form 10-K
period 2017-12-31
Facebook Inc
filed 2018-02-01
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $372 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
On January 29, 2018, the registrant had 2,395,921,635 shares of Class A common stock and 509,079,123 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

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

In the fourth quarter of 2017, we estimate that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as India, Indonesia, and the Philippines, as compared to more developed markets. In the fourth quarter of 2017, we estimate that false accounts may have represented approximately 3-4% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Turkey, and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
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
We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
The numbers of DAUs and MAUs discussed in this Annual Report on Form 10-K, as well as ARPU, do not include Instagram, WhatsApp, or Oculus users unless they would otherwise qualify as such users, respectively, based on their other activities on Facebook. In addition, other user engagement metrics included herein do not include Instagram, WhatsApp, or Oculus unless otherwise specifically stated.

PART I

Item 1.Business
Overview
Our mission is to give people the power to build community and bring the world closer together.
Our top priority is to build useful and engaging products that enable people to connect and share with friends and family through mobile devices, personal computers, and other surfaces. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest friends to the public at large, and stay connected everywhere by accessing our products, including:

•
Facebook. Facebook enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. There are a number of different ways to engage with people on Facebook, the most important of which is News Feed which displays an algorithmically-ranked series of stories and advertisements individualized for each person.

•
Instagram. Instagram is a community for sharing visual stories through photos, videos, and direct messages. Instagram is also a place for people to stay connected with the interests and communities that they care about.

•	Messenger. Messenger is a messaging application that makes it easy for people to connect with other people, groups and businesses across a variety of platforms and devices.

•	WhatsApp. WhatsApp is a fast, simple, and reliable messaging application that is used by people around the world to connect securely and privately.

•
Oculus. Our Oculus virtual reality technology and content platform power products that allow people to enter a completely immersive and interactive environment to train, learn, play games, consume content, and connect with others.

We generate substantially all of our revenue from selling advertising placements to marketers. Our ads enable marketers to reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites.
We are also investing in a number of longer-term initiatives, such as connectivity efforts, artificial intelligence research, and augmented and virtual reality, to develop technologies that we believe will help us better serve our communities and pursue our mission to give people the power to build community and bring the world closer together.
Competition
Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete to attract, engage, and retain people who use our products, to attract and retain marketers, and to attract and retain developers to build compelling mobile and web applications that integrate with our products.
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
Technology
Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, and the level of engagement from the people who use our products continues to increase, including with video, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security and integrity of our platform by investing in both people and technology to strengthen our systems against abuse.
Our technology investments included research and development expenses of $7.75 billion, $5.92 billion and $4.82 billion in 2017, 2016 and 2015, respectively. For information about our research and development expenses, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and development" of this Annual Report on Form 10-K.
Sales and Operations
The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, through traditional advertising agencies, and with an ecosystem of specialized agencies and partners. We currently operate six support offices and more than 40 sales offices around the globe. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.
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
Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. In addition, to further protect our proprietary rights, from time to time we have purchased patents and patent applications from third parties. We do not believe that our proprietary technology is dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products.
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content, competition, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation (GDPR) will take effect in May 2018 and will apply to all of our products and services that provide service in Europe. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and will include significant penalties for non-

compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
We are currently, and may in the future be, subject to regulatory orders or consent decrees. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
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
Employees
As of December 31, 2017, we had 25,105 employees.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will continue to decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;

•
we fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;

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

•
we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For 2017, 2016, and 2015, advertising accounted for 98%, 97% and 95%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. In addition, our advertising revenue growth has become increasingly dependent upon increased pricing of our ads. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

•	our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•	our inability to maintain or increase the quantity or quality of ads shown to users, including as a result of technical infrastructure constraints;

•	reductions of advertising by marketers due to our efforts to implement advertising policies that protect the security and integrity of our platform;

•	changes to third-party policies that limit our ability to deliver or target advertising on mobile devices;

•
the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

•	loss of advertising market share to our competitors, including if prices for purchasing ads increase or if competitors offer lower priced or more integrated products;

•	adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our advertising metrics or tools, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•	reductions of advertising by marketers due to objectionable content published on our products by third parties;

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that may be implemented in connection with the GDPR or other regulation or regulatory action;

•	the degree to which users cease or reduce the number of times they engage with our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search, video, and Android. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.
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
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is also possible that government authorities could take action to restrict our ability to sell advertising. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, we recently announced changes to our News Feed ranking algorithm to help our users have more meaningful social interactions, and we expect that these changes will have the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we have also made, and expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, the Stories format is becoming increasingly popular for sharing content across our products, and we do not currently monetize Stories at the same rate as News Feed. In addition, we plan to continue focusing on growing users and engagement on Instagram, Messenger, and WhatsApp, and we may also introduce other stand-alone applications in the future. These efforts may reduce engagement with the core Facebook application, where we have the most proven means of monetization and which serves as the platform for many of our new user experiences. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues, which may adversely affect our reputation and brands. For example, we previously announced our discovery of certain ads and other content previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election. We also may fail to respond expeditiously to the sharing of objectionable content on our services or objectionable practices by advertisers, or to otherwise address user concerns, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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

•
the overall tax rate for our business, which may be affected by the mix of income we earn in the U.S. and in jurisdictions with comparatively lower tax rates, the effects of share-based compensation, the effects of integrating intellectual property from acquisitions, and the effects of changes in our business;

•	the impact of changes in tax law, which are recorded in the period enacted and may significantly affect the effective tax rate of that period;

•
tax obligations that may arise from resolutions of tax examinations, including the examination we are currently under by the Internal Revenue Service (IRS), that materially differ from the amounts we have anticipated;

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
We expect that our user growth and revenue growth rates will decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We expect our revenue growth rate will generally decline over time as our revenue increases to higher levels. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $1.25 billion and our effective tax rate by six percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory and judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and the Irish High Court has agreed to refer this challenge to the Court of Justice of the European Union for decision. We also face multiple inquiries, investigations, and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
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

We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquires in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. For example, several data protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to assert jurisdiction over Facebook, Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a significant number of registered trademarks and issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain specifications and designs related to our data center equipment to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we may be subject to additional class action lawsuits based on employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations. In addition, we are currently the subject of stockholder class action suits in connection with our initial public offering (IPO). We believe these lawsuits are without merit and are vigorously defending these lawsuits.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As our user base and engagement continue to grow, and the amount and types of information shared on Facebook and our other products continue to grow and evolve, such as increased engagement with video, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users and advertisers. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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

In the fourth quarter of 2017, we estimate that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as India, Indonesia, and the Philippines, as compared to more developed markets. In the fourth quarter of 2017, we estimate that false accounts may have represented approximately 3-4% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Turkey, and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics may also be susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 25,105 as of December 31, 2017 from 17,048 as of December 31, 2016, and we expect such headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We also require the suppliers and business partners of our Oculus products to comply with laws and certain company policies regarding sourcing practices and standards on labor, health and safety, the environment, and business ethics, but we do not control them or their practices and standards. If any of them violates laws or implements practices or standards regarded as unethical, corrupt, or non-compliant, we could experience supply chain disruptions, canceled orders, or damage to our reputation.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. We may also be subject to additional indirect or non-income taxes. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows. For example, in 2016, the IRS issued us a formal assessment relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year, and although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We are subject to regular review and audit by U.S. federal and state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position, results of operations, and cash flows. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Changes in accounting for intercompany transactions may also affect our effective tax rate. For example, with the adoption of Accounting Standards Update No. 2016-16, effective January 1, 2018, the income tax effects of an intercompany transfer will be recognized in the period in which the transfer occurs, rather than amortized over time, which may increase the impact of such transfers on our effective tax rate in a particular period. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. For example, we have previously incurred losses in certain international subsidiaries that resulted in an effective tax rate that is significantly higher than the statutory tax rate in the United States and this could continue to happen in the future.
Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $184.25 through December 31, 2017. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us;

•	developments in anticipated or new legislation and pending lawsuits or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies;

•	trading activity in our share repurchase program; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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
Our corporate headquarters are located in Menlo Park, California. As of December 31, 2017, we owned and leased approximately three million square feet of office buildings for our corporate headquarters, and 130 acres of land to be developed to accommodate anticipated future growth.
In addition, we leased offices around the world totaling approximately five million square feet. We also own and lease data centers throughout the United States and in various locations internationally.
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
In addition, from time to time, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil and Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.
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

	2017		2016
	High	Low	High	Low
First Quarter	$142.95	$115.51	$117.59	$89.37
Second Quarter	$156.50	$138.81	$121.08	$106.31
Third Quarter	$175.49	$147.80	$131.98	$112.97
Fourth Quarter	$184.25	$168.29	$133.50	$113.55
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of December 31, 2017, there were 3,967 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $176.46 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2017, there were 52 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
October 1 – 31, 2017	1,008	$172.19	1,008	$4,788
November 1 – 30, 2017	—	$—	—	$4,788
December 1 – 31, 2017	4,832	$177.64	4,832	$3,930
	5,840		5,840

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
The following graph shows a comparison from May 18, 2012 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2017 of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (Nasdaq Composite). The graph assumes that $100 was invested at the market close on May 18, 2012 in the Class A common stock of Facebook, Inc., the S&P 500 Index and the Nasdaq Composite and data for the S&P 500 Index and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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
The consolidated statements of income data for each of the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014, and 2013 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$40,653	$27,638	$17,928	$12,466	$7,872
Total costs and expenses(1)	20,450	15,211	11,703	7,472	5,068
Income from operations	20,203	12,427	6,225	4,994	2,804
Income before provision for income taxes	20,594	12,518	6,194	4,910	2,754
Net income	15,934	10,217	3,688	2,940	1,500
Net income attributable to Class A and Class B common stockholders	15,920	10,188	3,669	2,925	1,491
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$5.49	$3.56	$1.31	$1.12	$0.62
Diluted	$5.39	$3.49	$1.29	$1.10	$0.60

(1)
Total costs and expenses include $3.72 billion, $3.22 billion, $2.97 billion, $1.84 billion, and $906 million of share-based compensation for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$41,711	$29,449	$18,434	$11,199	$11,449
Working capital	44,803	31,526	19,727	11,966	11,801
Property and equipment, net	13,721	8,591	5,687	3,967	2,882
Total assets	84,524	64,961	49,407	39,966	17,858
Capital lease obligations	—	—	114	233	476
Total liabilities	10,177	5,767	5,189	3,870	2,388
Additional paid-in capital	40,584	38,227	34,886	30,225	12,297
Total stockholders' equity	74,347	59,194	44,218	36,096	15,470

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
FCF has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. FCF is not intended to represent our residual cash flow available for discretionary expenses. Some of the limitations of FCF are:

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
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$24,216	$16,108	$10,320	$7,326	$4,831
Purchases of property and equipment	(6,733)	(4,491)	(2,523)	(1,831)	(1,362)
Property and equipment acquired under capital leases	—	—	—	—	(11)
Free cash flow	$17,483	$11,617	$7,797	$5,495	$3,458

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2017 using 2016 monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Full Year 2017 Results
Our key user metrics and financial results for 2017 are as follows:
User growth:

•	Daily active users (DAUs) were 1.40 billion on average for December 2017, an increase of 14% year-over-year.

•	Monthly active users (MAUs) were 2.13 billion as of December 31, 2017, an increase of 14% year-over-year.
Financial results:

•	Revenue was $40.65 billion, up 47% year-over-year, and ad revenue was $39.94 billion, up 49% year-over-year.

•	Total costs and expenses were $20.45 billion.

•	Income from operations was $20.20 billion.

•	Net income was $15.93 billion with diluted earnings per share of $5.39.

•	Capital expenditures were $6.73 billion.

•	Effective tax rate was 23%.

•	Cash and cash equivalents, and marketable securities were $41.71 billion as of December 31, 2017.

•	Headcount was 25,105 as of December 31, 2017.
In 2017, we continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform as well as video, (ii) driving growth and building ecosystems around our products and features that already have significant user bases, such as Instagram, Messenger, and WhatsApp, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will drive significant year-over-year expense growth in 2018: (i) increased investments in security, video content, and our long-term technology initiatives, and (ii) scaling our headcount and expanding our data center capacity and office facilities to support our growth.

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

Worldwide DAUs increased 14% to 1.40 billion on average during December 2017 from 1.23 billion during December 2016. Users in India, Indonesia, and Brazil represented key sources of growth in DAUs during December 2017, relative to the same period in 2016.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of December 31, 2017, we had 2.13 billion MAUs, an increase of 14% from December 31, 2016. Users in India, Indonesia, and Vietnam represented key sources of growth in 2017, relative to the same period in 2016.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2017 in the United States & Canada region was more than nine times higher than in the Asia-Pacific region.
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

For 2017, worldwide ARPU was $20.21, an increase of 26% from 2016. Over this period, ARPU increased by 41% in Europe, 36% in United States & Canada, 33% in Rest of World, and 22% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with income taxes, loss contingencies, and business combinations and valuation of goodwill and other acquired intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss.
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
Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2017, no impairment of goodwill has been identified.
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
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of actions, such as clicks, taken by users. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the primary obligor, we recognize revenue on a net basis.
Payments and other fees. Payments revenue is comprised of the net fee we receive from developers using our Payments infrastructure. Our other fees revenue, which has not been significant in recent periods, consists primarily of revenue from the delivery of virtual reality platform devices, and various other sources.
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
Marketing and sales. Our marketing and sales expenses consist of salaries, share-based compensation, and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures, professional services such as content reviewers, as well as amortization of intangible assets.
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

Results of Operations
The following tables set forth our consolidated statements of income data:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Consolidated Statements of Income Data:
Revenue	$40,653	$27,638	$17,928
Costs and expenses:
Cost of revenue	5,454	3,789	2,867
Research and development	7,754	5,919	4,816
Marketing and sales	4,725	3,772	2,725
General and administrative	2,517	1,731	1,295
Total costs and expenses	20,450	15,211	11,703
Income from operations	20,203	12,427	6,225
Interest and other income (expense), net	391	91	(31)
Income before provision for income taxes	20,594	12,518	6,194
Provision for income taxes	4,660	2,301	2,506
Net income	$15,934	$10,217	$3,688
Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cost of revenue	$178	$113	$81
Research and development	2,820	2,494	2,350
Marketing and sales	436	368	320
General and administrative	289	243	218
Total share-based compensation expense	$3,723	$3,218	$2,969

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	13	14	16
Research and development	19	21	27
Marketing and sales	12	14	15
General and administrative	6	6	7
Total costs and expenses	50	55	65
Income from operations	50	45	35
Interest and other income (expense), net	1	—	—
Income before provision for income taxes	51	45	35
Provision for income taxes	11	8	14
Net income	39%	37%	21%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	—%	—%	—%
Research and development	7	9	13
Marketing and sales	1	1	2
General and administrative	1	1	1
Total share-based compensation expense	9%	12%	17%

Revenue

	Year Ended December 31,			2017 vs 2016 % Change	2016 vs 2015 % Change
	2017	2016	2015
	(in millions)
Advertising	$39,942	$26,885	$17,079	49%	57%
Payments and other fees	711	753	849	(6)%	(11)%
Total revenue	$40,653	$27,638	$17,928	47%	54%

2017 Compared to 2016. Revenue in 2017 increased $13.02 billion, or 47%, compared to 2016. The increase was mostly due to an increase in advertising revenue, partially offset by the continuing decline in Payments revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For 2017, we estimate that mobile advertising revenue represented approximately 88% of total advertising revenue, as compared with approximately 83% in 2016. Factors that influenced our advertising revenue growth in 2017 included (i) an increase in average price per ad, (ii) an increase in users and their engagement, and (iii) an increase in the number and frequency of ads displayed on mobile devices. We anticipate that advertising revenue growth will continue to be driven primarily by price rather than increases in the number and frequency of ads displayed.
In 2017 compared to 2016, the average price per ad increased by 29%, as compared with approximately 5% in 2016, and the number of ads delivered increased by 15%, as compared with approximately 50% in 2016. The increase in average price per ad was driven by an increase in demand for our ad inventory; factors contributing to this include an increase in spend from existing marketers and an increase in the number of marketers actively advertising on our platform as well as the quality, relevance, and performance of those ads. The increase in the ads delivered was driven by an increase in users and their engagement and an increase in the number and frequency of ads displayed on News Feed, partially offset by increasing user engagement with video content and other product changes.
Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 26%, 27%, and 31% between the third and fourth quarters of 2017, 2016, and 2015, respectively, while advertising revenue for both the first quarters of 2017 and 2016 declined 9% and 8% compared to the fourth quarters of 2016 and 2015, respectively.
Payments and other fees revenue in 2017 decreased $42 million, or 6%, compared to 2016. The decline in Payments and other fees revenue was primarily due to decreased Payments revenue from games played on personal computers, partially offset by the revenue from the delivery of virtual reality platform devices. We anticipate Payments revenue will continue to decline, and such decline will be offset by increases in revenue from various other sources.
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
No customer represented 10% or more of total revenue during the years ended December 31, 2017, 2016, and 2015.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the full year 2017 compared to the same period in 2016 had a favorable impact on our revenue. If we had translated revenue for the full year 2017 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $40.36 billion and $39.65 billion, respectively. Using these constant rates, revenue and advertising revenue would have been $293 million and $292 million lower than actual revenue and advertising revenue, respectively, for the full year 2017.
The general strengthening of the U.S. dollar relative to certain foreign currencies in the full year 2016 compared to the same period in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the full year 2016 using 2015 monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $27.91 billion and $27.15 billion, respectively. Using these constant rates, revenue and advertising revenue would have been $270 million and $269 million higher than actual revenue and advertising revenue, respectively, for the full year 2016.
Cost of revenue

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(dollars in millions)
Cost of revenue	$5,454	$3,789	$2,867	44%	32%
Percentage of revenue	13%	14%	16%

2017 Compared to 2016. Cost of revenue in 2017 increased $1.67 billion, or 44%, compared to 2016. The majority of the increase was due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with partnership agreements, including content acquisition costs, and ads payment processing.
2016 Compared to 2015. Cost of revenue in 2016 increased $922 million, or 32%, compared to 2015. The majority of the increase was due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with ads payment processing and various partnership agreements.
In 2018, we anticipate that the cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services and, to a lesser extent, due to higher costs associated with ads payment processing and various partnership agreements.
Research and development

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(dollars in millions)
Research and development	$7,754	$5,919	$4,816	31%	23%
Percentage of revenue	19%	21%	27%

2017 Compared to 2016. Research and development expenses in 2017 increased $1.84 billion, or 31%, compared to 2016. The majority of the increase was due to an increase in payroll and benefits as a result of a 49% growth in employee headcount from December 31, 2016 to December 31, 2017 in engineering and other technical functions, partially offset by a $262 million decrease in share-based compensation related to the acquisitions completed in 2014.

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
In 2018, we plan to continue to hire software engineers and other technical employees, and to increase our investment to support our research and development initiatives.
Marketing and sales

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(dollars in millions)
Marketing and sales	$4,725	$3,772	$2,725	25%	38%
Percentage of revenue	12%	14%	15%

2017 Compared to 2016. Marketing and sales expenses in 2017 increased $953 million, or 25%, compared to 2016. The majority of the increase was due to increases in payroll and benefits expenses as a result of a 35% increase in employee headcount from December 31, 2016 to December 31, 2017 in our marketing and sales functions, and increases in our consulting and other professional service fees. Additionally, our marketing expenses increased $196 million in 2017, compared to 2016.
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
In 2018, we plan to continue the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts and to increase our investment in security efforts through the hiring of employees and content reviewers.
General and administrative

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(dollars in millions)
General and administrative	$2,517	$1,731	$1,295	45%	34%
Percentage of revenue	6%	6%	7%

2017 Compared to 2016. General and administrative expenses in 2017 increased $786 million, or 45%, compared to 2016. The majority of the increase was due to an increase in payroll and benefits expenses as a result of a 58% increase in employee headcount from December 31, 2016 to December 31, 2017 in general and administrative functions, and to a lesser extent, higher legal-related costs.
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
In 2018, we plan to continue to increase general and administrative expenses to support overall company growth.

Interest and other income (expense), net

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(in millions)
Interest income, net	$392	$166	$29	136%	NM
Other expense, net	(1)	(75)	(60)	99%	(25)%
Interest and other income (expense), net	$391	$91	$(31)	NM	NM

2017 Compared to 2016. Interest and other income, net in 2017 increased $300 million compared to 2016. The majority of the increase in 2017 was due to an increase in interest income driven by higher invested cash balances and interest rates. In addition, foreign exchange impact resulting from the periodic re-measurement of our foreign currency assets and liabilities also contributed to the increase in 2017.
2016 Compared to 2015. Interest and other income (expense), net in 2016 increased $122 million compared to 2015. Interest income, net increased mostly due to increases in interest income driven by higher invested cash balances and interest rates. In addition, the majority of the increase in other expense, net was due to foreign exchange impact resulting from the periodic re-measurement of our foreign currency assets and liabilities.
Provision for income taxes

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
	(dollars in millions)
Provision for income taxes	$4,660	$2,301	$2,506	103%	(8)%
Effective tax rate	23%	18%	40%

2017 Compared to 2016. Our provision for income taxes in 2017 increased $2.36 billion, or 103%, compared to 2016, mostly due to the effects of the Tax Act that was enacted on December 22, 2017 and an increase in income before provision for income taxes, partially offset by an increase in excess tax benefits recognized from share-based compensation. As a result of the Tax Act, we recognized a one-time mandatory transition tax on accumulated foreign subsidiary earnings, remeasured our U.S. deferred tax assets and liabilities, and reassessed the net realizability of our deferred tax assets and liabilities, which increased our provision for income taxes in 2017 by $2.27 billion.
Our effective tax rate in 2017 increased compared to 2016, mostly due to the Tax Act and a decrease in the tax rate benefit from share-based compensation compared to 2016. These effects were partially offset by an increase in income before provision for income taxes being earned in jurisdictions with tax rates lower than the U.S. statutory tax rate. In 2017, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $1.25 billion and our effective tax rate by six percentage points as compared to the tax rate without such benefits. For comparison, in 2016, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $934 million and our effective tax rate by seven percentage points, as compared to the tax rate without such benefits.
2016 Compared to 2015. Our provision for income taxes in 2016 decreased $205 million, or 8%, compared to 2015, primarily due to recognition of excess tax benefits from share-based compensation in our provision for income taxes resulting from the adoption of ASU 2016-09, partially offset by an increase in income before provision for income taxes. Our effective tax rate in 2016 decreased compared to 2015 due to more of our income before provision for income taxes being earned in jurisdictions with a tax rate lower than the U.S. statutory rate where we had asserted our intention to indefinitely reinvest certain of those earnings, as well as due to a lower increase in our unrecognized tax benefit in 2016 compared to 2015 and the adoption of ASU 2016-09 in 2016.
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the Tax Act during the measurement period, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the impact of new legislation.
The portion of our income before provision for income taxes earned in jurisdictions with a tax rate lower than the U.S. statutory rate will depend upon the proportion of revenue and costs associated with the respective jurisdictions.

Integrating intellectual property from acquisitions into our business generally involves intercompany transactions that have the impact of increasing our provision for income taxes. Consequently, our provision for income taxes and our effective tax rate may initially increase in the period of an acquisition and integration. The magnitude of this impact will depend upon the specific type, size, and taxing jurisdictions of the intellectual property as well as the relative contribution to income in subsequent periods.
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting.
Absent unanticipated events and unexpected effects of the Tax Act, we anticipate our effective tax rate in 2018 will be lower than it was in 2017. Our 2017 effective tax rate was significantly affected by the Tax Act. In addition, since we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period. If our stock price remains constant to the January 31, 2018 price, we anticipate that our effective tax rate will be lower in the first quarter of 2018 and increase in the remaining quarters throughout the year.
Unrecognized Tax Benefits. As of December 31, 2017, we had net unrecognized tax benefits of $2.75 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregate amount of approximately $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows. As of December 31, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to amounts accrued in 2017. Absent unanticipated events, we do not expect our unrecognized tax benefits will have a significant impact on our effective tax rate in 2018.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Advertising	$12,779	$10,142	$9,164	$7,857	$8,629	$6,816	$6,239	$5,201
Payments and other fees	193	186	157	175	180	195	197	181
Total revenue	12,972	10,328	9,321	8,032	8,809	7,011	6,436	5,382
Costs and expenses:
Cost of revenue	1,611	1,448	1,237	1,159	1,047	987	917	838
Research and development	1,949	2,052	1,919	1,834	1,563	1,542	1,471	1,343
Marketing and sales	1,374	1,170	1,124	1,057	1,118	926	901	826
General and administrative	686	536	640	655	515	439	413	365
Total costs and expenses	5,620	5,206	4,920	4,705	4,243	3,894	3,702	3,372
Income from operations	7,352	5,122	4,401	3,327	4,566	3,117	2,734	2,010
Interest and other income (expense), net	110	114	87	81	(33)	47	20	56
Income before provision for income taxes	7,462	5,236	4,488	3,408	4,533	3,164	2,754	2,066
Provision for income taxes	3,194	529	594	344	965	537	471	328
Net income	$4,268	$4,707	$3,894	$3,064	$3,568	$2,627	$2,283	$1,738
Less: Net income attributable to participating securities	2	3	4	5	7	7	7	6
Net income attributable to Class A and Class B common stockholders	$4,266	$4,704	$3,890	$3,059	$3,561	$2,620	$2,276	$1,732
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.47	$1.62	$1.34	$1.06	$1.24	$0.91	$0.80	$0.61
Diluted	$1.44	$1.59	$1.32	$1.04	$1.21	$0.90	$0.78	$0.60

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in millions)
Cost of revenue	$50	$47	$47	$34	$32	$30	$29	$22
Research and development	587	776	787	670	641	636	631	586
Marketing and sales	106	114	120	96	96	95	95	82
General and administrative	71	73	78	67	62	63	62	56
Total share-based compensation expense	$814	$1,010	$1,032	$867	$831	$824	$817	$746

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(as a percentage of total revenue)
Consolidated Statements of Income Data:
Revenue:
Advertising	99%	98%	98%	98%	98%	97%	97%	97%
Payments and other fees	1	2	2	2	2	3	3	3
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12	14	13	14	12	14	14	16
Research and development	15	20	21	23	18	22	23	25
Marketing and sales	11	11	12	13	13	13	14	15
General and administrative	5	5	7	8	6	6	6	7
Total costs and expenses	43	50	53	59	48	56	58	63
Income from operations	57	50	47	41	52	44	42	37
Interest and other income (expense), net	1	1	1	1	—	1	—	1
Income before provision for income taxes	58	51	48	42	51	45	43	38
Provision for income taxes	25	5	6	4	11	8	7	6
Net income	33%	46%	42%	38%	41%	37%	35%	32%
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	—
Net income attributable to Class A and Class B common stockholders	33%	46%	42%	38%	40%	37%	35%	32%
Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(as a percentage of total revenue)
Cost of revenue	—%	—%	1%	—%	—%	—%	—%	—%
Research and development	5	8	8	8	7	9	10	11
Marketing and sales	1	1	1	1	1	1	1	2
General and administrative	1	1	1	1	1	1	1	1
Total share-based compensation expense	6%	10%	11%	11%	9%	12%	13%	14%

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$24,216	$16,108	$10,320
Net cash used in investing activities	(20,038)	(11,739)	(9,434)
Net cash used in financing activities	(5,235)	(310)	(139)
Purchases of property and equipment	(6,733)	(4,491)	(2,523)
Depreciation and amortization	3,025	2,342	1,945
Share-based compensation	3,723	3,218	2,960
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $41.71 billion as of December 31, 2017, an increase of $12.26 billion from December 31, 2016, mostly due to $24.22 billion of cash generated from operations, partially offset by $6.73 billion for purchases of property and equipment, $3.25 billion of taxes paid related to net share settlement of equity awards, and $1.98 billion for repurchases of our Class A common stock.
Cash paid for income taxes (net of refunds) was $2.12 billion for the year ended December 31, 2017. We recorded a provisional tax liability of $2.9 billion relating to the one-time mandatory transition tax on our accumulated foreign earnings which we intend to pay over an eight-year payment schedule as prescribed by the Tax Act.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of December 31, 2017, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.

In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock that commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2017, we repurchased and subsequently retired approximately 13 million shares of our Class A common stock for an aggregate amount of approximately $2.07 billion.
In January 2017, we began funding withholding taxes due on employee equity awards by net share settlement, rather than our previous approach of requiring employees to sell shares of our common stock to cover taxes upon vesting of such awards. In 2017, we paid $3.25 billion of taxes related to the net share settlement of equity awards.
As of December 31, 2017, $15.89 billion of the $41.71 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during 2017 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $3.72 billion and total depreciation and amortization of $3.03 billion. The increase in cash flow from operating activities during 2017 compared to 2016, was mostly due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense. Due to the enactment of the Tax Act in 2017, we recorded a provisional tax liability of $2.9 billion relating to the one-time mandatory transition tax on our accumulated foreign earnings,which also contributed to the increase in 2017 compared to 2016.

Cash flow from operating activities during 2016 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $3.22 billion and total depreciation and amortization of $2.34 billion. The increase in cash flow from operating activities during 2016 compared to 2015, was mostly due to an increase in net income, including the impact of ASU 2016-09 adoption, as adjusted for depreciation and amortization, deferred income taxes, and share-based compensation expense.
Cash flow from operating activities during 2015 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.96 billion, total depreciation and amortization of $1.95 billion, and tax benefit from share-based award activity of $1.72 billion, which had been reclassified from financing activity as a result of ASU 2016-09 adoption. The increase in cash flow from operating activities during 2015 compared to 2014, was primarily due to an increase in net income, as adjusted for share-based compensation expense, and higher income tax payable as of December 31, 2015 compared to 2014.
Cash Used in Investing Activities
Cash used in investing activities during 2017 mostly resulted from $13.25 billion for net purchases of marketable securities and $6.73 billion for capital expenditures as we continued to invest in servers, data centers, office buildings, and network infrastructure. The increase in cash used in investing activities during 2017 compared to 2016 was due to increases in net purchases of marketable securities and capital expenditures.
Cash used in investing activities during 2016 mostly resulted from $7.19 billion for net purchases of marketable securities and $4.49 billion for capital expenditures as we continued to invest in data centers, servers, office buildings, and network infrastructure. The increase in cash used in investing activities during 2016 compared to 2015 was mostly due to increases in capital expenditures and net purchases of marketable securities.
Cash used in investing activities during 2015 primarily resulted from $6.70 billion for net purchases of marketable securities and $2.52 billion for capital expenditures as we continued to invest in servers, data centers, network infrastructure, and office buildings. The increase in cash used in investing activities during 2015 compared to 2014 was mainly due to increases in net purchases of marketable securities, partially offset by a decrease in acquisitions of businesses and purchases of intangible assets.
We anticipate making capital expenditures in 2018 of approximately $14.0 billion to $15.0 billion.
Cash Used in Financing Activities
Cash used in financing activities during 2017 mostly consisted of $3.25 billion of taxes paid related to net share settlement of equity awards, and $1.98 billion paid for repurchases of our Class A common stock. The increase in cash used in financing activities during 2017 compared to 2016 was mostly due to taxes paid related to net share settlement of equity awards and repurchases of our Class A common stock that commenced in 2017.
Cash used in financing activities during 2016 mostly consisted of principal payments on capital lease and other financing obligations. The increase in cash used in financing activities was due to full repayment of our capital lease and other financing obligations in 2016.
Cash used in financing activities during 2015 primarily consisted of principal payments on capital lease obligations. The decrease in cash used in financing activities was primarily due to lower principal payments related to our capital lease transactions.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations
Our principal commitments consist of obligations under operating leases for offices, land, facilities, colocations, and data centers, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2017 (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,644	$409	$934	$878	$2,423
Financing obligation - building in progress - leased facility(1)	195	—	16	30	149
Other contractual commitments(2)	2,953	1,830	346	100	677
Total contractual obligations	$7,792	$2,239	$1,296	$1,008	$3,249

(1)
Financing obligation - building in progress - leased facility represents our commitments to lease certain office buildings that are currently under construction. As of December 31, 2017, $72 million of the total obligation was recorded as a liability and is included in other liabilities on our consolidated balance sheets. See Note 9 of the accompanying notes to our consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.

As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.0 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities include $2.75 billion related to uncertain tax positions as of December 31, 2017. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements. Significant judgment is required to determine both probability and the estimated amount of loss. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
See Note 9 — Commitments and Contingencies and Note 12 — Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system and we are in the process of implementing such system as well as evaluating the use of the optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 9 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $6 million, $76 million, and $66 million in 2017, 2016, and 2015, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $611 million and $403 million in the market value of our available-for-sale debt securities as of December 31, 2017 and December 31, 2016, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Facebook, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Facebook, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
San Francisco, California
February 1, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Facebook, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Facebook, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Facebook, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Facebook, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
February 1, 2018

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,079	$8,903
Marketable securities	33,632	20,546
Accounts receivable, net of allowances of $189 and $94 as of December 31, 2017 and 2016, respectively	5,832	3,993
Prepaid expenses and other current assets	1,020	959
Total current assets	48,563	34,401
Property and equipment, net	13,721	8,591
Intangible assets, net	1,884	2,535
Goodwill	18,221	18,122
Other assets	2,135	1,312
Total assets	$84,524	$64,961

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$380	$302
Partners payable	390	280
Accrued expenses and other current liabilities	2,892	2,203
Deferred revenue and deposits	98	90
Total current liabilities	3,760	2,875
Other liabilities	6,417	2,892
Total liabilities	10,177	5,767
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,397 million and 2,354 million shares issued and outstanding, as of December 31, 2017 and December 31, 2016, respectively; 4,141 million Class B shares authorized, 509 million and 538 million shares issued and outstanding, as of December 31, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	40,584	38,227
Accumulated other comprehensive loss	(227)	(703)
Retained earnings	33,990	21,670
Total stockholders' equity	74,347	59,194
Total liabilities and stockholders' equity	$84,524	$64,961
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$40,653	$27,638	$17,928
Costs and expenses:
Cost of revenue	5,454	3,789	2,867
Research and development	7,754	5,919	4,816
Marketing and sales	4,725	3,772	2,725
General and administrative	2,517	1,731	1,295
Total costs and expenses	20,450	15,211	11,703
Income from operations	20,203	12,427	6,225
Interest and other income (expense), net	391	91	(31)
Income before provision for income taxes	20,594	12,518	6,194
Provision for income taxes	4,660	2,301	2,506
Net income	$15,934	$10,217	$3,688
Less: Net income attributable to participating securities	14	29	19
Net income attributable to Class A and Class B common stockholders	$15,920	$10,188	$3,669
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$5.49	$3.56	$1.31
Diluted	$5.39	$3.49	$1.29
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,901	2,863	2,803
Diluted	2,956	2,925	2,853
Share-based compensation expense included in costs and expenses:
Cost of revenue	$178	$113	$81
Research and development	2,820	2,494	2,350
Marketing and sales	436	368	320
General and administrative	289	243	218
Total share-based compensation expense	$3,723	$3,218	$2,969
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$15,934	$10,217	$3,688
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	566	(152)	(202)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(90)	(96)	(25)
Comprehensive income	$16,410	$9,969	$3,461
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2014	2,797	$—	$30,225	$(228)	$6,099	$36,096
Issuance of common stock for cash upon exercise of stock options	4	—	—	—	—	—
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(20)	—	—	(20)
Share-based compensation, related to employee share-based awards	—	—	2,960	—	—	2,960
Tax benefit from share-based award activity	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	(227)	—	(227)
Net income	—	—	—	—	3,688	3,688
Balances at December 31, 2015	2,845	—	34,886	(455)	9,787	44,218
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	39	—	1,666	1,705
Issuance of common stock for cash upon exercise of stock options	3	—	16	—	—	16
Issuance of common stock related to acquisitions	1	—	74	—	—	74
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(6)	—	—	(6)
Share-based compensation, related to employee share-based awards	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	(248)	—	(248)
Net income	—	—	—	—	10,217	10,217
Balances at December 31, 2016	2,892	—	38,227	(703)	21,670	59,194
Issuance of common stock for cash upon exercise of stock options	3	—	13	—	—	13
Issuance of common stock related to acquisitions	2	—	323	—	—	323
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	(21)	—	(1,702)	—	(1,544)	(3,246)
Share-based compensation, related to employee share-based awards	—	—	3,723	—	—	3,723
Share repurchases	(13)	—	—	—	(2,070)	(2,070)
Other comprehensive income	—	—	—	476	—	476
Net income	—	—	—	—	15,934	15,934
Balances at December 31, 2017	2,906	$—	$40,584	$(227)	$33,990	$74,347

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$15,934	$10,217	$3,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,025	2,342	1,945
Share-based compensation	3,723	3,218	2,960
Deferred income taxes	(377)	(457)	(795)
Tax benefit from share-based award activity	—	—	1,721
Other	24	30	17
Changes in assets and liabilities:
Accounts receivable	(1,609)	(1,489)	(973)
Prepaid expenses and other current assets	(192)	(159)	(144)
Other assets	154	14	(3)
Accounts payable	43	14	18
Partners payable	95	67	17
Accrued expenses and other current liabilities	309	1,014	513
Deferred revenue and deposits	4	35	(9)
Other liabilities	3,083	1,262	1,365
Net cash provided by operating activities	24,216	16,108	10,320
Cash flows from investing activities
Purchases of property and equipment	(6,733)	(4,491)	(2,523)
Purchases of marketable securities	(25,682)	(22,341)	(15,938)
Sales of marketable securities	9,444	13,894	6,928
Maturities of marketable securities	2,988	1,261	2,310
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(122)	(123)	(313)
Change in restricted cash and deposits	67	61	102
Net cash used in investing activities	(20,038)	(11,739)	(9,434)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,246)	(6)	(20)
Principal payments on capital lease and other financing obligations	—	(312)	(119)
Repurchases of Class A common stock	(1,976)	—	—
Other financing activities, net	(13)	8	—
Net cash used in financing activities	(5,235)	(310)	(139)
Effect of exchange rate changes on cash and cash equivalents	233	(63)	(155)
Net (decrease) increase in cash and cash equivalents	(824)	3,996	592
Cash and cash equivalents at beginning of period	8,903	4,907	4,315
Cash and cash equivalents at end of period	$8,079	$8,903	$4,907
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$11	$10
Income taxes, net	$2,117	$1,210	$270
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$363	$272	$88
Promissory note payable issued in connection with an acquisition	$—	$—	$198
Settlement of acquisition-related contingent consideration liability	$102	$33	$—
Change in unsettled repurchases of Class A common stock	$94	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Organization and Description of Business
Facebook was incorporated in Delaware in July 2004. Our mission is to give people the power to build community and bring the world closer together. We generate substantially all of our revenue from advertising.
Basis of Presentation
We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, commitments and contingencies, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, leases, and income taxes. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Revenue Recognition
We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured.
Revenue for the years ended December 31, 2017, 2016, and 2015 consists of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Advertising	$39,942	$26,885	$17,079
Payments and other fees	711	753	849
Total revenue	$40,653	$27,638	$17,928

Advertising
Advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. The arrangements are evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of actions, such as clicks, taken by our users.
We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. For advertising revenue arrangements where we are not the primary obligor, we recognize revenue on a net basis.
Payments and Other Fees
Payments revenue is comprised of the net fee we receive from developers using our Payments infrastructure.

Other fees revenue, which was not material for all periods presented in our financial statements, consists primarily of revenue from the delivery of virtual reality platform devices and various other sources.
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
Content acquisition costs

We license and pay to produce content in order to increase engagement on the platform. For licensed content, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for viewing. The amounts capitalized are limited to estimated net realizable value or fair value on a per title basis. The portion available for viewing within one year is recognized as prepaid expenses and other current assets and the remaining portion as other assets on the consolidated balance sheets. For original programming, we capitalize costs associated with the production, including development costs and direct costs, if those amounts are recoverable. Capitalized original programming costs are included in other assets on the consolidated balance sheets. Capitalized costs are amortized in cost of revenue on the consolidated statements of income based on historical and estimated viewing patterns.

Capitalized content costs are reviewed when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than amortized cost. If such changes are identified, capitalized content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

Capitalized content acquisition costs have not been material to date.
Income Taxes
We record provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment.
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
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial position, results of operations, and cash flows.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. See Note 12 in these notes to the consolidated financial statements for additional information.
Advertising Expense
Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $324 million, $310 million, and $281 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Cash and Cash Equivalents, and Marketable Securities
Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds with maturities of 90 days or less from the date of purchase.
We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and corporate debt securities. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments of cash available for current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders' equity. Unrealized losses are charged against interest and other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income (expense), net.
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
Our valuation technique used to measure the fair value of our contingent consideration liability as of December 31, 2016 was derived from the fair value of our common stock on such date. We settled this contingent consideration liability in July 2017.
Accounts Receivable and Allowances
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers.

Property and Equipment
Property and equipment, which includes amounts recorded under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Network equipment	Three to 20 years
Buildings	Three to 30 years
Computer software, office equipment and other	Two to five years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

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
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2017, no impairment of goodwill has been identified.
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
Deferred Revenue and Deposits
Deferred revenue consists of billings and payments from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue.
Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2017	2016
Deferred revenue	$68	$62
Deposits	30	28
Total deferred revenue and deposits	$98	$90

Foreign Currency
Generally the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders' equity. As of December 31, 2017 and 2016, we had a cumulative translation loss, net of tax of $16 million and $582 million, respectively. Net losses resulting from foreign exchange transactions were $6 million, $76 million, and $66 million for the years ended December 31, 2017, 2016, and 2015, respectively. These losses were recorded as interest and other income (expense), net in our consolidated statements of income.
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 44%, 46%, and 47% of our revenue for the years ended December 31, 2017, 2016, and 2015, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Australia, and Brazil.
We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2017, 2016, and 2015, our bad debt expenses were $48 million, $66 million, and $44 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2017, 2016, and 2015.
 Segments
Our chief operating decision-maker is our Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reportable segment and operating segment structure.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system and we are in the process of implementing such system as well as evaluating the use of the optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 9 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the years ended December 31, 2017, 2016, and 2015, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$13,034	$2,900	$8,270	$1,947	$2,959	$729
Less: Net income attributable to participating securities	12	2	24	5	15	4
Net income attributable to common stockholders	$13,022	$2,898	$8,246	$1,942	$2,944	$725
Denominator
Weighted average shares outstanding	2,375	528	2,323	548	2,259	559
Less: Shares subject to repurchase	2	—	6	2	10	5
Number of shares used for basic EPS computation	2,373	528	2,317	546	2,249	554
Basic EPS	$5.49	$5.49	$3.56	$3.56	$1.31	$1.31
Diluted EPS:
Numerator
Net income attributable to common stockholders	$13,022	$2,898	$8,246	$1,942	$2,944	$725
Reallocation of net income attributable to participating securities	14	—	29	—	19	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	2,898	—	1,942	—	725	—
Reallocation of net income to Class B common stock	—	(13)	—	14	—	15
Net income attributable to common stockholders for diluted EPS	$15,934	$2,885	$10,217	$1,956	$3,688	$740
Denominator
Number of shares used for basic EPS computation	2,373	528	2,317	546	2,249	554
Conversion of Class B to Class A common stock	528	—	546	—	554	—
Weighted average effect of dilutive securities:
Employee stock options	4	4	6	6	8	8
RSUs	49	3	49	5	37	9
Shares subject to repurchase and other	2	—	7	3	5	2
Number of shares used for diluted EPS computation	2,956	535	2,925	560	2,853	573
Diluted EPS	$5.39	$5.39	$3.49	$3.49	$1.29	$1.29

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$2,212	$1,364
Money market funds	5,268	5,409
U.S. government securities	66	1,463
U.S. government agency securities	25	667
Certificate of deposits and time deposits	440	—
Corporate debt securities	68	—
Total cash and cash equivalents	8,079	8,903
Marketable securities:
U.S. government securities	12,766	7,130
U.S. government agency securities	10,944	7,411
Corporate debt securities	9,922	6,005
Total marketable securities	33,632	20,546
Total cash and cash equivalents, and marketable securities	$41,711	$29,449
The gross unrealized gains or losses on our marketable securities as of December 31, 2017 and 2016 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of December 31, 2017 and 2016. As of December 31, 2017, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2017	2016
Due in one year	$7,976	$4,966
Due in one to five years	25,656	15,580
Total	$33,632	$20,546

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,268	$5,268	$—	$—
U.S. government securities	66	66	—	—
U.S. government agency securities	25	25	—	—
Certificate of deposits and time deposits	440	—	440	—
Corporate debt securities	68	—	68	—
Marketable securities:
U.S. government securities	12,766	12,766	—	—
U.S. government agency securities	10,944	10,944	—	—
Corporate debt securities	9,922	—	9,922	—
Total cash equivalents and marketable securities	$39,499	$29,069	$10,430	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Cash equivalents:
Money market funds	$5,409	$5,409	$—	$—
U.S. government securities	1,463	1,463	—	—
U.S. government agency securities	667	667	—	—
Marketable securities:
U.S. government securities	7,130	7,130	—	—
U.S. government agency securities	7,411	7,411	—	—
Corporate debt securities	6,005	—	6,005	—
Total cash equivalents and marketable securities	$28,085	$22,080	$6,005	$—

Accrued expenses and other current liabilities:
Contingent consideration liability	$242	$—	242	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. In July 2017, we settled our Level 2 contingent consideration liability that was outstanding as of December 31, 2016.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	December 31,
	2017	2016
Land	$798	$696
Buildings	4,909	3,109
Leasehold improvements	959	531
Network equipment	7,998	5,179
Computer software, office equipment and other	681	398
Construction in progress	2,992	1,890
Total	18,337	11,803
Less: Accumulated depreciation	(4,616)	(3,212)
Property and equipment, net	$13,721	$8,591

Depreciation expense on property and equipment was $2.33 billion, $1.59 billion, and $1.22 billion during 2017, 2016, and 2015, respectively.
Property and equipment as of December 31, 2017 and 2016 includes $533 million and $283 million, respectively, acquired under capital lease agreements, of which a substantial majority, is included in network equipment. Accumulated depreciation of property and equipment acquired under these capital leases was $101 million and $30 million at December 31, 2017 and 2016, respectively.
Construction in progress includes costs mostly related to construction of data centers, office buildings, and network equipment infrastructure to support our data centers around the world. The construction of office buildings includes leased office spaces for which we are considered to be the owner for accounting purposes. See Note 9 in these notes to the consolidated financial statements for additional information. No interest was capitalized during the years ended December 31, 2017, 2016 and 2015.

Note 6.	Goodwill and Intangible Assets
During the year ended December 31, 2017, we completed several business acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2017 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.
Goodwill generated from all business acquisitions completed during the year ended December 31, 2017 was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that was deductible for tax purposes was not material.
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in millions):

Balance as of December 31, 2015	$18,026
Goodwill acquired	95
Effect of currency translation adjustment	1
Balance as of December 31, 2016	$18,122
Goodwill acquired	90
Effect of currency translation adjustment	9
Balance as of December 31, 2017	$18,221

Intangible assets consist of the following (in millions):

		December 31, 2017			December 31, 2016
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired users	3.8	$2,056	$(971)	$1,085	$2,056	$(678)	$1,378
Acquired technology	1.8	972	(711)	261	931	(518)	413
Acquired patents	5.7	785	(499)	286	785	(420)	365
Trade names	2.2	629	(406)	223	629	(293)	336
Other	2.7	162	(133)	29	162	(119)	43
Total intangible assets	3.6	$4,604	$(2,720)	$1,884	$4,563	$(2,028)	$2,535

Amortization expense of intangible assets for the years ended December 31, 2017, 2016, and 2015 was $692 million, $751 million, and $730 million, respectively.
As of December 31, 2017, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2018	$633
2019	540
2020	365
2021	265
2022	29
Thereafter	52
Total	$1,884

Note 7.	Liabilities
The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2017	2016
Accrued compensation and benefits	$776	$636
Accrued property and equipment	685	331
Accrued taxes payable	230	155
Contingent consideration liability	—	242
Other current liabilities	1,201	839
Accrued expenses and other current liabilities	$2,892	$2,203

The components of other liabilities are as follows (in millions):

	December 31,
	2017	2016
Income tax payable	$5,372	$2,431
Other liabilities	1,045	461
Other liabilities	$6,417	$2,892

Note 8.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of December 31, 2017, no amounts had been drawn down and we were in compliance with the covenants under the facility.

Note 9.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, facilities, colocations, and data centers with original lease periods expiring between 2018 and 2038. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of December 31, 2017 (in millions):

	Operating Leases	Financing obligation, building in progress - leased facilities(1)
2018	$409	$—
2019	464	2
2020	470	14
2021	448	15
2022	430	15
Thereafter	2,423	149
Total minimum lease payments	$4,644	$195

(1)
We entered into agreements to lease office buildings that are under construction. As a result of our involvement during these construction periods, we are considered for accounting purposes to be the owner of the construction projects. Financing obligation, building in progress - leased facilities represent the total expected financing and lease obligations associated with these leases and will be settled through monthly lease payments to the landlords when we occupy the office spaces upon completion. This amount includes $72 million that is included in property and equipment, net and other liabilities on our consolidated balance sheets as of December 31, 2017.

Operating lease expense was $363 million, $269 million, and $196 million for the years ended December 31, 2017, 2016 and 2015, respectively. We fully repaid all our capital lease obligations during 2016.
Other contractual commitments
We also have $2.95 billion of non-cancelable contractual commitments as of December 31, 2017, primarily related to network infrastructure and our data center operations. These commitments are primarily due within five years.
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
In addition, from time to time, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil and Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties. Although we believe that it is reasonably possible that we may incur a loss in some of these cases, we are currently unable to estimate the amount of such losses.

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated.

We believe that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
For information regarding income tax contingencies, see Note 12 — Income Taxes.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial position, results of operations or cash flows. In our opinion, as of December 31, 2017, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2017.

Note 10.	Stockholders' Equity
Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2017, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2017, we have not declared any dividends and our credit facility contains restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
As of December 31, 2017, there were 2,397 million shares and 509 million shares of Class A common stock and Class B common stock, respectively, issued and outstanding.
Abandonment of the Reclassification

In September 2017, our board of directors decided to abandon the proposal to create a new class of non-voting capital stock (Class C capital stock) and the intention to issue a dividend of two shares of Class C capital stock for each outstanding share of Class A and Class B common stock (the Reclassification). As a result, we will not proceed with the filing of our amended and restated certificate of incorporation which was approved by our stockholders on June 20, 2016.

Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2017, we repurchased and subsequently retired approximately 13 million shares of our Class A common stock for an aggregate amount of approximately $2.07 billion.
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan, which was amended in June 2016 (2012 Plan), and the 2005 Stock Plan (collectively, Stock Plans). Our 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan.
We initially reserved 25 million shares of our Class A common stock for issuance under our 2012 Plan. The number of shares reserved for issuance under our 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors elected not to increase the number of shares reserved for issuance in 2017 and 2016, and approved an increase of 42 million shares reserved for issuance effective as of January 1, 2018.
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
The following table summarizes the activities of stock option awards under the Stock Plans for the year ended December 31, 2017:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2016	5,687	$7.78
Stock options exercised	(2,609)	5.10
Balance as of December 31, 2017	3,078	$10.06	2.4	$512
Stock options exercisable as of December 31, 2017	2,765	$9.50	2.3	$462

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $176.46, as reported on the Nasdaq Global Select Market on December 31, 2017.

There were no options granted, forfeited, or canceled for the year ended December 31, 2017. The aggregate intrinsic value of the options exercised in the years ended December 31, 2017, 2016, and 2015 was $359 million, $309 million, and $403 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2017, 2016, and 2015 was not material.
The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.85	27	1.0	$1.85	27	$1.85
$2.95	851	1.6	2.95	851	2.95
$10.39	1,000	2.6	10.39	1,000	10.39
$15.00	1,200	2.8	15.00	887	15.00
	3,078	2.4	$10.06	2,765	$9.50
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2017:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2016	98,586	$82.99
Granted	36,741	147.28
Vested	(43,176)	83.74
Forfeited	(10,937)	91.76
Unvested at December 31, 2017	81,214	$110.49

(1)
Unvested shares include inducement awards issued in connection with the WhatsApp acquisition in 2014 and are subject to the terms, restrictions, and conditions of separate non-plan RSU award agreements.

The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2017, 2016, and 2015 was $6.76 billion, $4.92 billion, and $4.23 billion, respectively. Starting in 2016, upon adoption of ASU 2016-09, we account for forfeitures as they occur. As of December 31, 2017, there was $7.72 billion of unrecognized share-based compensation expense, substantially all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years. Included in this unrecognized share-based compensation expense are 9.5 million unvested shares as of December 31, 2017, related to RSU inducement award granted to an employee in connection with the WhatsApp acquisition in 2014. This award is subject to acceleration if the recipient's employment is terminated without "cause" or if the recipient resigns for "good reason".

Note 11.	Interest and other income (expense), net
The following table presents the detail of interest and other income (expense), net, for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Interest income	$398	$176	$52
Interest expense	(6)	(10)	(23)
Foreign currency exchange losses, net	(6)	(76)	(66)
Other	5	1	6
Interest and other income (expense), net	$391	$91	$(31)

Note 12.	Income Taxes
The components of income before provision for income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$7,079	$6,368	$2,802
Foreign	13,515	6,150	3,392
Income before provision for income taxes	$20,594	$12,518	$6,194
The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$4,455	$2,384	$3,012
State	190	179	183
Foreign	389	195	123
Total current tax expense	5,034	2,758	3,318
Deferred:
Federal	(296)	(414)	(800)
State	(33)	(18)	(17)
Foreign	(45)	(25)	5
Total deferred tax benefit	(374)	(457)	(812)
Provision for income taxes	$4,660	$2,301	$2,506

A reconciliation of the U.S. federal statutory income tax rate of 35.0% to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	1.0	2.0
Research tax credits	(0.9)	(0.7)	(1.4)
Share-based compensation	0.4	1.0	2.2
Excess tax benefits related to share-based compensation(1)	(5.8)	(7.0)	—
Effect of non-U.S. operations	(18.6)	(12.8)	(0.9)
Effect of U.S. tax law change (2)	11.0	—	—
Other	0.9	1.9	3.5
Effective tax rate	22.6%	18.4%	40.4%

(1)	Starting in 2016, excess tax benefits from share-based award activity are reflected as a reduction of the provision for income taxes, whereas they were previously recognized in equity.

(2)
Due to the Tax Act which was enacted in December 2017, provisional mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017. In addition, deferred taxes were derecognized for previous estimated tax liabilities that would arise upon repatriation of a portion of these earnings in the foreign jurisdictions. Our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%.The provisional effects of the Tax Act are $2.53 billion of current income tax expense and $257 million of deferred income tax benefit for the year ended December 31, 2017.

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$1,300	$1,252
Tax credit carryforward	509	268
Share-based compensation	385	684
Accrued expenses and other liabilities	381	339
Other	131	149
Total deferred tax assets	2,706	2,692
Less: valuation allowance	(438)	(240)
Deferred tax assets, net of valuation allowance	2,268	2,452

Deferred tax liabilities:
Depreciation and amortization	(622)	(535)
Purchased intangible assets	(309)	(706)
Deferred taxes on foreign income	(88)	(357)
Total deferred tax liabilities	(1,019)	(1,598)
Net deferred tax assets	$1,249	$854

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from 35% to the new 21% tax rate. The valuation allowance was approximately $438 million and $240 million as of December 31, 2017 and 2016, respectively, mostly related to state tax credits that we do not believe will ultimately be realized.
As of December 31, 2017, the U.S. federal and state net operating loss carryforwards were $5.36 billion and $2.50 billion, which will begin to expire in 2033 and 2032, respectively, if not utilized. We have federal and state tax credit carryforwards of $142 million and $1.38 billion, respectively, which will begin to expire in 2033 and 2032, respectively, if not utilized.
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
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates US taxes on foreign subsidiary distribution. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits-beginning of period	$3,309	$3,017	$1,682
Increases related to prior year tax positions	72	32	322
Decreases related to prior year tax positions	(34)	(36)	(52)
Increases related to current year tax positions	536	307	1,066
Decreases related to settlements of prior year tax positions	(13)	(11)	(1)
Gross unrecognized tax benefits-end of period	$3,870	$3,309	$3,017
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2017 and 2016 was $154 million and $80 million, respectively.
If the balance of gross unrecognized tax benefits of $3.87 billion as of December 31, 2017 were realized in a future period, this would result in a tax benefit of $2.67 billion within our provision of income taxes at such time.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2011 through 2013 tax years and Ireland for our 2012 through 2015 tax years. Our 2014 and subsequent years remain open to examination by the IRS. Our 2016 and subsequent years remain open to examination in Ireland.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated aggregate amount of approximately $3.0 billion to $5.0 billion in excess of originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability of $3.0 billion to $5.0 billion in excess of the originally filed U.S. return, plus interest and penalties. If the IRS prevails in the assessment of additional tax due based on its position, the assessed tax, interest and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows. As of December 31, 2017, we have not resolved this matter and proceedings continue in the United States Tax Court. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
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
Revenue by geography is based on the billing address of the marketer or developer. The following tables set forth revenue and property and equipment, net by geographic area (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$17,734	$12,579	$8,513
Rest of the world(1)	22,919	15,059	9,415
Total revenue	$40,653	$27,638	$17,928

(1)	No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

	December 31,
	2017	2016
Property and equipment, net:
United States	$10,406	$6,793
Rest of the world(1)	3,315	1,798
Total property and equipment, net	$13,721	$8,591

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2017.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements:

2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Sixth Amended and Restated Investors' Rights Agreement, dated December 27, 2010, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2	February 8, 2012
4.4	Amendment No. 1 to Sixth Amended and Restated Investors' Rights Agreement, dated May 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	333-179287	4.2A	May 3, 2012
4.5	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	July 28, 2016
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.3(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017

10.3(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017
10.4+	Form of Non-Plan Restricted Stock Unit Award Notice and Award Agreement.	S-8	333-199172	99.1	October 6, 2014
10.5+	2017 Bonus Plan.					X
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.7+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.8+	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.	10-K	001-35551	10.8	January 29, 2015
10.9+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.10+	Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.11+	Offer Letter, dated October 6, 2014, between Registrant and Jan Koum.	10-Q	001-35551	10.1	October 30, 2014
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange
Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 1st day of February 2018.

FACEBOOK, INC.

Date:	February 1, 2018	/s/ David M. Wehner
David M. Wehner
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Wehner and David W. Kling, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 1, 2018
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	February 1, 2018
David M. Wehner

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	February 1, 2018
Susan J.S. Taylor

/s/ Marc L. Andreessen	Director	February 1, 2018
Marc L. Andreessen

/s/ Erskine B. Bowles	Director	February 1, 2018
Erskine B. Bowles

/s/ Susan D. Desmond-Hellmann	Director	February 1, 2018
Susan D. Desmond-Hellmann

/s/ Reed Hastings	Director	February 1, 2018
Reed Hastings

/s/ Jan Koum	Director	February 1, 2018
Jan Koum

/s/ Sheryl K. Sandberg	Director	February 1, 2018
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	February 1, 2018
Peter A. Thiel