Form 10-Q
period 2018-03-31
Facebook Inc
filed 2018-04-26
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,398,606,201 shares outstanding as of April 23, 2018
Class B Common Stock $0.000006 par value	496,021,547 shares outstanding as of April 23, 2018

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
We regularly evaluate these metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,082	$8,079
Marketable securities	31,874	33,632
Accounts receivable, net of allowances of $204 and $189 as of March 31, 2018 and December 31, 2017, respectively	5,115	5,832
Prepaid expenses and other current assets	1,341	1,020
Total current assets	50,412	48,563
Property and equipment, net	16,211	13,721
Intangible assets, net	1,735	1,884
Goodwill	18,268	18,221
Other assets	2,319	2,135
Total assets	$88,945	$84,524

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$593	$380
Partners payable	396	390
Accrued expenses and other current liabilities	4,003	2,892
Deferred revenue and deposits	94	98
Total current liabilities	5,086	3,760
Other liabilities	6,239	6,417
Total liabilities	11,325	10,177
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,404 million and 2,397 million shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively; 4,141 million Class B shares authorized, 498 million and 509 million shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	41,134	40,584
Accumulated other comprehensive loss	(294)	(227)
Retained earnings	36,780	33,990
Total stockholders' equity	77,620	74,347
Total liabilities and stockholders' equity	$88,945	$84,524
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$11,966	$8,032
Costs and expenses:
Cost of revenue	1,927	1,159
Research and development	2,238	1,834
Marketing and sales	1,595	1,057
General and administrative	757	655
Total costs and expenses	6,517	4,705
Income from operations	5,449	3,327
Interest and other income, net	161	81
Income before provision for income taxes	5,610	3,408
Provision for income taxes	622	344
Net income	$4,988	$3,064
Less: Net income attributable to participating securities	1	5
Net income attributable to Class A and Class B common stockholders	$4,987	$3,059
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.72	$1.06
Diluted	$1.69	$1.04
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,906	2,891
Diluted	2,945	2,944
Share-based compensation expense included in costs and expenses:
Cost of revenue	$56	$34
Research and development	718	670
Marketing and sales	109	96
General and administrative	72	67
Total share-based compensation expense	$955	$867
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$4,988	$3,064
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	94	60
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(161)	17
Comprehensive income	$4,921	$3,141
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$4,988	$3,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949	671
Share-based compensation	955	867
Deferred income taxes	(47)	(84)
Other	8	5
Changes in assets and liabilities:
Accounts receivable	788	609
Prepaid expenses and other current assets	(365)	(365)
Other assets	22	31
Accounts payable	1	(10)
Partners payable	2	(3)
Accrued expenses and other current liabilities	707	61
Deferred revenue and deposits	(5)	(10)
Other liabilities	(143)	222
Net cash provided by operating activities	7,860	5,058
Cash flows from investing activities
Purchases of property and equipment	(2,812)	(1,271)
Purchases of marketable securities	(4,022)	(6,992)
Sales of marketable securities	4,330	1,762
Maturities of marketable securities	1,267	599
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(49)	—
Other investing activities, net	(1)	(18)
Net cash used in investing activities	(1,287)	(5,920)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(832)	(771)
Repurchases of Class A common stock	(1,774)	(228)
Other financing activities, net	3	7
Net cash used in financing activities	(2,603)	(992)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	28
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,006	(1,826)
Cash, cash equivalents, and restricted cash at beginning of year	8,204	9,109
Cash, cash equivalents, and restricted cash at end of the period	$12,210	$7,283

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$12,082	$7,104
Restricted cash, included in prepaid expenses and other current assets	14	85
Restricted cash, included in other assets	114	94
Total cash, cash equivalents, and restricted cash	$12,210	$7,283

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow data
Cash paid during the period for:
Income taxes, net	$736	$664
Non-cash investing and financing activities:
Net change in accounts payable, accrued expenses and other current liabilities, and other liabilities related to property and equipment additions	$450	$(26)
Change in unsettled repurchases of Class A common stock	$141	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system. Our implementation of the system remains on schedule and our evaluation of the use of optional practical expedients is ongoing. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. See Revenue Recognition below for further details.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date, which was not material to our condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our condensed consolidated financial statements.
Revenue Recognition
On January 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact to revenue and to cost of revenue for the three months ended March 31, 2018 compared to the same period in 2017 was an increase of approximately $130 million due to a change from net to gross presentation for advertising revenue from Instant Articles. There was no adjustment to beginning retained earnings on January 1, 2018.
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Revenue disaggregated by revenue source for the three months ended March 31, 2018 and 2017, consists of the following (in millions). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended March 31,
	2018	2017(1)
Advertising	$11,795	$7,857
Payments and other fees	171	175
Total revenue	$11,966	$8,032
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue disaggregated by geography, based on the billing address of our customer (in millions):

	Three Months Ended March 31,
	2018	2017(1)
Revenue:
US & Canada(2)	$5,442	$3,790
Europe(3)	3,027	1,968
Asia-Pacific	2,475	1,576
Rest of World (3)	1,022	698
Total revenue	$11,966	$8,032
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) United States revenue was $5.09 billion and $3.53 billion for the three months ended March 31, 2018 and 2017, respectively.
(3) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Advertising
Advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of actions, such as clicks, taken by our users.
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.
We may accept a lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We believe that there will not be significant changes to our estimates of variable consideration.
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
Deferred Revenue and Deposits
Deferred revenue consists of billings and payments from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue. The decrease in the deferred revenue balance for the three months ended March 31, 2018 was driven by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Our payment terms vary by the products or services offered. The term between billings and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Deferred revenue and deposits consists of the following (in millions):

	March 31, 2018	December 31, 2017
Deferred revenue	$64	$68
Deposits	30	30
Total deferred revenue and deposits	$94	$98
Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three months ended March 31, 2018 and 2017, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2018		2017
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,123	$865	$2,497	$567
Less: Net income attributable to participating securities	1	—	4	1
Net income attributable to common stockholders	$4,122	$865	$2,493	$566
Denominator
Weighted average shares outstanding	2,402	504	2,359	537
Less: Shares subject to repurchase	—	—	3	2
Number of shares used for basic EPS computation	2,402	504	2,356	535
Basic EPS	$1.72	$1.72	$1.06	$1.06
Diluted EPS:
Numerator
Net income attributable to common stockholders	$4,122	$865	$2,493	$566
Reallocation of net income attributable to participating securities	1	—	5	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	865	—	566	—
Reallocation of net income to Class B common stock	—	(5)	—	2
Net income attributable to common stockholders for diluted EPS	$4,988	$860	$3,064	$568
Denominator
Number of shares used for basic EPS computation	2,402	504	2,356	535
Conversion of Class B to Class A common stock	504	—	535	—
Weighted average effect of dilutive securities:
Employee stock options	3	3	5	5
RSUs	36	1	44	3
Shares subject to repurchase and other	—	—	4	2
Number of shares used for diluted EPS computation	2,945	508	2,944	545
Diluted EPS	$1.69	$1.69	$1.04	$1.04

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$2,728	$2,212
Money market funds	6,937	5,268
U.S. government securities	1,385	66
U.S. government agency securities	179	25
Certificate of deposits and time deposits	853	440
Corporate debt securities	—	68
Total cash and cash equivalents	12,082	8,079
Marketable securities:
U.S. government securities	13,088	12,766
U.S. government agency securities	9,855	10,944
Corporate debt securities	8,931	9,922
Total marketable securities	31,874	33,632
Total cash and cash equivalents, and marketable securities	$43,956	$41,711
The gross unrealized gains or losses on our marketable securities as of March 31, 2018 and December 31, 2017 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of March 31, 2018 and December 31, 2017. As of March 31, 2018, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2018
Due in one year	$7,748
Due in one to five years	24,126
Total	$31,874

Note 4.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,937	$6,937	$—	$—
U.S. government securities	1,385	1,385	—	—
U.S. government agency securities	179	179	—	—
Certificate of deposits and time deposits	853	—	853	—
Marketable securities:
U.S. government securities	13,088	13,088	—	—
U.S. government agency securities	9,855	9,855	—	—
Corporate debt securities	8,931	—	8,931	—
Total cash equivalents and marketable securities	$41,228	$31,444	$9,784	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,268	$5,268	$—	$—
U.S. government securities	66	66	—	—
U.S. government agency securities	25	25	—	—
Certificate of deposits and time deposits	440	—	440	—
Corporate debt securities	68	—	68	—
Marketable securities:
U.S. government securities	12,766	12,766	—	—
U.S. government agency securities	10,944	10,944	—	—
Corporate debt securities	9,922	—	9,922	—
Total cash equivalents and marketable securities	$39,499	$29,069	$10,430	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2018	December 31, 2017
Land	$825	$798
Buildings	4,957	4,909
Leasehold improvements	1,197	959
Network equipment	9,227	7,998
Computer software, office equipment and other	770	681
Construction in progress	4,316	2,992
Total	21,292	18,337
Less: Accumulated depreciation	(5,081)	(4,616)
Property and equipment, net	$16,211	$13,721
Construction in progress includes costs related to construction of data centers, office buildings, and network equipment infrastructure to support our data centers around the world. No interest was capitalized during the three months ended March 31, 2018 and 2017.

Note 6.	Goodwill and Intangible Assets

During the three months ended March 31, 2018, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the three months ended March 31, 2018 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in millions):

Balance as of December 31, 2017	$18,221
Goodwill acquired	47
Balance as of March 31, 2018	$18,268
Intangible assets consist of the following (in millions):

		March 31, 2018			December 31, 2017
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	3.5	$2,056	$(1,043)	$1,013	$2,056	$(971)	$1,085
Acquired technology	1.7	992	(759)	233	972	(711)	261
Acquired patents	5.6	785	(516)	269	785	(499)	286
Trade names	2.0	629	(433)	196	629	(406)	223
Other	2.5	162	(138)	24	162	(133)	29
Total intangible assets	3.4	$4,624	$(2,889)	$1,735	$4,604	$(2,720)	$1,884
Amortization expense of intangible assets was $169 million and $175 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2018	$471
2019	546
2020	371
2021	266
2022	29
Thereafter	52
Total	$1,735

Note 7.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of March 31, 2018, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
During the three months ended March 31, 2018, we entered into additional non-cancelable operating lease agreements. Our various non-cancelable operating lease agreements, which include among others, certain of our offices, data center, and colocation leases, have original lease periods expiring between 2018 and 2040. Operating lease expense was $129 million and $74 million for the three months ended March 31, 2018 and 2017, respectively.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of March 31, 2018 (in millions):

	Operating Leases	Financing obligation, building in progress - leased facilities(1)
The remainder of 2018	$351	$—
2019	558	2
2020	645	14
2021	656	15
2022	642	15
Thereafter	4,717	149
Total minimum lease payments	$7,569	$195

(1)
We entered into agreements to lease office buildings that are under construction. As a result of our involvement during these construction periods, we are considered for accounting purposes to be the owner of the construction projects. Financing obligation, building in progress - leased facilities represent the total expected financing and lease obligations associated with these leases and will be settled through monthly lease payments to the landlords when we occupy the office spaces upon completion. This amount includes $98 million that is included in property and equipment, net and other liabilities on our condensed consolidated balance sheets as of March 31, 2018.

Other contractual commitments
We also have $3.49 billion of non-cancelable contractual commitments as of March 31, 2018, primarily related to network infrastructure and our data center operations. The majority of these commitments are due within a year.
Contingencies
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group,

Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 14, 2017, we filed a motion for summary judgment. On February 26, 2018, the parties entered into a settlement agreement resolving all claims in the consolidated securities action.
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this misuse of data became the subject of U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. It is reasonably possible that some of these actions or inquiries could subject us to substantial losses, although we are currently unable to estimate the amount of such losses.
In addition, from time to time, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil and Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties. Although we believe that it is reasonably possible that we may incur a loss in some of these cases, we are currently unable to estimate the amount of such losses or a range of possible losses.
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
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. During the three months ended March 31, 2018, we repurchased and subsequently retired approximately 11 million shares of our Class A common stock for an aggregate amount of approximately $1.91 billion. As of March 31, 2018, approximately $2.0 billion remained available under this authorization. In April 2018, this authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. The timing and actual number of shares repurchased under this program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan, which was amended and restated in June 2016, and amended in February 2018 (Amended 2012 Plan), and the 2005 Stock Plan (collectively, Stock Plans). Our Amended 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan.

Effective January 1, 2018, there were 67 million shares of our Class A common stock reserved for issuance under our Amended 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through and including April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors.
The following table summarizes the activities of stock option awards under the Stock Plans for the three months ended March 31, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2017	3,078	$10.06
Stock options exercised	(391)	$7.97
Balance as of March 31, 2018	2,687	$10.36	2.2	$402
Stock options exercisable as of March 31, 2018	2,609	$10.22	2.2	$390

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $159.79, as reported on the Nasdaq Global Select Market on March 31, 2018.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2018:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2017	81,214	$110.49
Granted	24,814	$169.29
Vested	(10,883)	$90.86
Forfeited	(1,203)	$120.31
Unvested at March 31, 2018	93,942	$128.16

(1)
Unvested shares includes an inducement award issued in connection with the WhatsApp acquisition in 2014 which is subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2018 and 2017 was $1.95 billion and $1.70 billion, respectively.
As of March 31, 2018, there was $10.82 billion of unrecognized share-based compensation expense, substantially all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions. Included in this unrecognized share-based compensation expense are 7.0 million unvested shares as of March 31, 2018, related to a RSU inducement award granted to an employee in connection with the WhatsApp acquisition in 2014. This award is subject to acceleration if the recipient's employment is terminated without "cause" or if the recipient resigns for "good reason".

Note 10.	Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, and the integration of those acquisitions.
Our 2018 effective tax rate differs from the U.S. statutory rate of 21% primarily due to a portion of our income before provision for income taxes being earned in jurisdictions subject to tax rates lower than 21%, and the recognition of excess tax benefits from share-based compensation.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. Through March 31, 2018, we did not have any significant adjustments to our provisional amounts. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.
Our gross unrecognized tax benefits were $3.87 billion for both March 31, 2018 and December 31, 2017. If the gross unrecognized tax benefits as of March 31, 2018 were realized in a subsequent period, this would result in a tax benefit of $2.53 billion within our provision of income taxes at such time. The amount of interest and penalties accrued as of March 31, 2018 and December 31, 2017 was $205 million and $154 million, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to amounts accrued by quarter in 2017.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2016 tax years and Ireland for our 2012 through 2015 tax years. Our 2017 tax year remains open to examination by the IRS. Our 2016 and subsequent tax years remain open to examination in Ireland.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. As of March 31, 2018, we have not resolved this matter, and proceedings continue in the United States Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and we will file a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.

Note 11.	Geographical Information
The following table sets forth property and equipment, net by geographic area (in millions):

	March 31, 2018	December 31, 2017
Property and equipment, net:
United States	$12,200	$10,406
Rest of the world (1)	4,011	3,315
Total property and equipment, net	$16,211	$13,721

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

For information regarding revenue disaggregated by geography, see Note 1 — Summary of Significant Accounting Policies, Revenue Recognition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three Months Ended March 31, 2018 and 2017—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of First Quarter Results
Our key user metrics and financial results for the first quarter of 2018 are as follows:
User growth:

•	Daily active users (DAUs) were 1.45 billion on average for March 2018, an increase of 13% year-over-year.

•	Monthly active users (MAUs) were 2.20 billion as of March 31, 2018, an increase of 13% year-over-year.
Financial results:

•	Revenue was $11.97 billion, up 49% year-over-year, and ad revenue was $11.8 billion, up 50% year-over-year.

•	Total costs and expenses were $6.52 billion.

•	Income from operations was $5.45 billion.

•	Net income was $4.99 billion with diluted earnings per share of $1.69.

•	Capital expenditures were $2.81 billion.

•	Effective tax rate was 11%.

•	Cash and cash equivalents and marketable securities were $43.96 billion as of March 31, 2018.

•	Headcount was 27,742 as of March 31, 2018, an increase of 48% year-over-year.
In the first quarter of 2018, we continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystem, the Facebook app and platform, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Instagram, Messenger, and WhatsApp, as well as features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will drive significant year-over-year expense growth in 2018: (i) increased investments in safety and security, video content, and our long-term technology initiatives, and (ii) scaling our headcount and expanding our data center capacity and office facilities to support our growth.

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

Worldwide DAUs increased 13% to 1.45 billion on average during March 2018 from 1.28 billion during March 2017. Users in India, Indonesia, and Vietnam represented key sources of growth in DAUs during March 2018, relative to the same period in 2017.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community.

As of March 31, 2018, we had 2.2 billion MAUs, an increase of 13% from March 31, 2017. Users in India, Indonesia, and Vietnam represented key sources of growth in the first quarter of 2018, relative to the same period in 2017.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2018 in the United States & Canada region was more than nine times higher than in the Asia-Pacific region.
Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the location of the customer.

During the first quarter of 2018, worldwide ARPU was $5.53, an increase of 31% from the first quarter of 2017. Over this period, ARPU increased by 50% in Europe, 38% in United States & Canada, 32% in Rest of World, and 24% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Components of Results of Operations
Revenue
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies, based on the number of impressions delivered or the number of actions, such as clicks, taken by users. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.
Payments and other fees. Payments revenue is comprised of the net fee we receive from developers using our Payments infrastructure. Our other fees revenue, which has not been significant in recent periods, consists primarily of revenue from the delivery of virtual reality platform devices, and various other sources.
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, cost of virtual reality platform device inventory sold, and amortization of intangible assets.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenue	$11,966	$8,032
Costs and expenses:
Cost of revenue	1,927	1,159
Research and development	2,238	1,834
Marketing and sales	1,595	1,057
General and administrative	757	655
Total costs and expenses	6,517	4,705
Income from operations	5,449	3,327
Interest and other income, net	161	81
Income before provision for income taxes	5,610	3,408
Provision for income taxes	622	344
Net income	$4,988	$3,064
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2018	2017

Cost of revenue	$56	$34
Research and development	718	670
Marketing and sales	109	96
General and administrative	72	67
Total share-based compensation expense	$955	$867

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Costs and expenses:
Cost of revenue	16	14
Research and development	19	23
Marketing and sales	13	13
General and administrative	6	8
Total costs and expenses	54	59
Income from operations	46	41
Interest and other income, net	1	1
Income before provision for income taxes	47	42
Provision for income taxes	5	4
Net income	42%	38%
Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	—%	—%
Research and development	6	8
Marketing and sales	1	1
General and administrative	1	1
Total share-based compensation expense	8%	11%

Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Advertising	$11,795	$7,857	50%
Payments and other fees	171	175	(2)%
Total revenue	$11,966	$8,032	49%
Revenue in the first quarter of 2018 increased $3.93 billion, or 49% compared to the same period in 2017. The increase was mostly due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For the first quarter of 2018, we estimate that mobile advertising revenue represented approximately 91% of total advertising revenue, as compared with approximately 85% in the same period in 2017. Factors that influenced our advertising revenue growth in the first quarter of 2018 included (i) an increase in average price per ad, (ii) an increase in users and their engagement, and (iii) an increase in the number and frequency of ads displayed on mobile devices. We anticipate that future advertising revenue growth will be driven by a combination of price and growth in the number of ads displayed.
During the first quarter of 2018, the average price per ad increased by 39% as compared with approximately 14% in the same period in 2017, and the number of ads delivered increased by 8% as compared with approximately 32% in the same period in 2017. The increase in average price per ad was driven by an increase in demand for our ad inventory; factors contributing to this include an increase in spend from existing marketers and an increase in the number of marketers actively advertising on our platform as well as the quality, relevance, and performance of those ads. The increase in the ads delivered was driven by an increase in users and their engagement, and an increase in the number and frequency of ads displayed across our products.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the first quarter of 2018 compared to the same period in 2017 had a favorable impact on revenue. If we had translated revenue for the first quarter ended March 31, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $11.43 billion and $11.26 billion, respectively. Using these constant rates, revenue and advertising revenue would have been $536 million and $535 million lower than actual revenue and advertising revenue, respectively, for the first quarter of 2018.

Cost of revenue

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Cost of revenue	$1,927	$1,159	66%
Percentage of revenue	16%	14%
Cost of revenue in the first quarter of 2018 increased $768 million, or 66%, compared to the same period in 2017. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure, higher costs associated with partnership agreements, including traffic acquisition and content acquisition costs, and ads payment processing.
Research and development

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Research and development	$2,238	$1,834	22%
Percentage of revenue	19%	23%
Research and development expenses in the first quarter of 2018 increased $404 million, or 22%, compared to the same period in 2017. The substantial majority of the increase was due to an increase in payroll and benefits as a result of a 50% growth in employee headcount from March 31, 2017 to March 31, 2018 in engineering and other technical functions. This increase was partially offset by lower acquisition-related share-based compensation in the first quarter of 2018, compared to the same period in 2017. The increase was also offset by the change in fair value of our contingent consideration liability that only impacted the first quarter of 2017.
Marketing and sales

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Marketing and sales	$1,595	$1,057	51%
Percentage of revenue	13%	13%
Marketing and sales expenses in the first quarter of 2018 increased $538 million, or 51%, compared to the same period in 2017. The majority of the increase was due to $345 million increases in our marketing as well as other professional services expenses in the first quarter of 2018 compared to the same period in 2017. Our payroll and benefits expenses also increased as a result of a 36% increase in employee headcount from March 31, 2017 to March 31, 2018 in our marketing and sales functions.
General and administrative

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
General and administrative	$757	$655	16%
Percentage of revenue	6%	8%
General and administrative expenses in the first quarter of 2018 increased $102 million, or 16%, compared to the same period in 2017. The increase was due to an increase in payroll and benefits expenses as a result of a 61% increase in employee headcount from March 31, 2017 to March 31, 2018 in general and administrative functions, offset by lower legal-related costs in the first quarter of 2018 compared to the same period in 2017.

Interest and other income, net

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Interest income, net	$145	$67	116%
Other income, net	16	14	14%
Interest and other income, net	$161	$81	99%
Interest and other income, net in the first quarter of 2018 increased $80 million compared to the same period in 2017. The substantial majority of the increase was due to an increase in interest income driven by higher invested cash balances and interest rates.
Provision for income taxes

	Three Months Ended March 31,
	2018	2017	% change
	(in millions, except for percentages)
Provision for income taxes	$622	$344	81%
Effective tax rate	11%	10%
Our provision for income taxes in the first quarter of 2018 increased $278 million, or 81%, compared to the same period in 2017, primarily due to an increase in income before provision for income taxes.
The increase in our effective tax rate in the first quarter of 2018 compared to the same period in 2017 was mostly due to a new minimum tax on certain foreign earnings, partially offset by a decrease in the U.S. statutory tax rate from 35% to 21%, both of which were changes resulting from the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act).
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including excess tax benefits from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the impact of new legislation.
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
Absent unanticipated events and unexpected effects of the Tax Act, we anticipate our effective tax rate in 2018 will be lower than it was in 2017. Our 2017 effective tax rate was significantly affected by the Tax Act. In addition, since we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period. If our stock price remains constant to the April 23, 2018 price, we anticipate that our effective tax rate for the remaining quarters of the year and the full year will be higher than it was in the first quarter of 2018.
Unrecognized Tax Benefits. As of March 31, 2018, we had net unrecognized tax benefits of $2.65 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. As of March 31, 2018, we have not resolved this matter, and proceedings continue in the United States Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and we will file a petition in the United States Tax Court challenging the Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $43.96 billion as of March 31, 2018, an increase of $2.25 billion from December 31, 2017, mostly due to $7.86 billion of cash generated from operations, offset by $2.81 billion for purchases of property and equipment, $1.77 billion for repurchases of our Class A common stock, and $832 million of taxes paid related to net share settlement of equity awards.
Cash paid for income taxes (net of refunds) was $736 million for the first quarter of 2018. As of March 31, 2018, our federal net operating loss carryforward was $5.76 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2018. As of March 31, 2018, we had $158 million of federal tax credits, of which none will be available to offset our federal tax liabilities in 2018.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of March 31, 2018, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock. During the three months ended March 31, 2018, we repurchased and subsequently retired approximately 11 million shares of our Class A common stock for an aggregate amount of approximately $1.91 billion. As of March 31, 2018, approximately $2.0 billion remained available under this authorization. In April 2018, this authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion.
In the first quarter of 2018, we paid $832 million of taxes related to the net share settlement of equity awards.
As of March 31, 2018, $20.14 billion of the $43.96 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2018 primarily consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $955 million and total depreciation and amortization of $949 million. The increase in cash flow from operating activities during the first quarter of 2018, compared to the same period in 2017, was primarily due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $1.29 billion for the first quarter of 2018 and consisted of $2.81 billion of capital expenditures as we continued to invest in data centers, servers, network infrastructure and office buildings, offset by $1.58 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during the first quarter of 2018, compared to the same period in 2017, was due to a decrease in net purchases of marketable securities, partially offset by an increase in capital expenditures.
We anticipate making capital expenditures in 2018 of approximately $15.0 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first quarter of 2018 mostly consisted of $1.77 billion for repurchases of our Class A common stock, and $832 million of taxes paid related to net share settlement of equity awards. The substantial majority of the increase in cash used in financing activities during the first quarter of 2018, compared to the same period in 2017, was due to an increase in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations
Our principal commitments consist of obligations under operating leases, which include among others, certain of our offices, data center, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2018 (in millions):

		Payment Due by Period
	Total	The remainder of 2018	2019-2020	2021-2022	Thereafter
Operating lease obligations	$7,569	$351	$1,203	$1,298	$4,717
Financing obligation - building in progress - leased facility(1)	195	—	16	30	149
Other contractual commitments(2)	3,491	1,901	593	135	862
Total contractual obligations	$11,255	$2,252	$1,812	$1,463	$5,728

(1)
Financing obligation - building in progress - leased facility represents our commitments to lease certain office buildings that are currently under construction. As of March 31, 2018, $98 million of the total obligation was recorded as a liability and is included in other liabilities on our condensed consolidated balance sheets. See Note 8 of the accompanying notes to our condensed consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.

As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $7.0 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities include $2.65 billion related to uncertain tax positions as of March 31, 2018. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system. Our implementation of the system remains on schedule and our evaluation of the use of optional practical expedients is ongoing. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact to revenue and to cost of revenue for the first quarter of 2018 compared to the same period in 2017 was an increase of approximately $130 million due to a change from net to gross presentation for advertising revenue from Instant Articles. There was no adjustment to beginning retained earnings on January 1, 2018. See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains recognized in the three months ended March 31, 2018 and 2017 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $579 million and $611 million in the market value of our available-for-sale debt securities as of March 31, 2018 and December 31, 2017, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on May 22, 2012, multiple putative class actions, derivative actions, and individual actions were filed in state and federal courts in the United States and in other jurisdictions against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with our initial public offering (IPO) and seeking unspecified damages. The vast majority of the cases in the United States, along with multiple cases filed against The NASDAQ OMX Group, Inc. and The Nasdaq Stock Market LLC (collectively referred to herein as NASDAQ) alleging technical and other trading-related errors by NASDAQ in connection with our IPO, were ordered centralized for coordinated or consolidated pre-trial proceedings in the U.S. District Court for the Southern District of New York. In a series of rulings in 2013 and 2014, the court denied our motion to dismiss the consolidated securities class action and granted our motions to dismiss the derivative actions against our directors and certain of our officers. On July 24, 2015, the court of appeals affirmed the dismissal of the derivative actions. On December 11, 2015, the court granted plaintiffs' motion for class certification in the consolidated securities action. On April 14, 2017, we filed a motion for summary judgment. On February 26, 2018, the parties entered into a settlement agreement resolving all claims in the consolidated securities action.
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this misuse of data became the subject of U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, divert resources and the attention of management from our business, or adversely affect our business.
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
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and we may in the future be subject to additional legal proceedings and disputes.

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

•
there are decreases in user sentiment due to questions about the quality or usefulness of our products or our user data practices, or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•	we are unable to obtain or attract engaging third-party content;

•	we are unable to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products;

•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	there are changes mandated by legislation, regulatory authorities, or litigation that adversely affect our products or users;

•
there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that may be implemented in connection with the General Data Protection Regulation (GDPR) in Europe or other similar changes that we plan to implement in the United States and around the world;

•
technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;

•	we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

•	initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

•	we fail to provide adequate customer service to users, marketers, developers, or other partners;

•
we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices; or

•
our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first quarter of 2018 and 2017, advertising accounted for 99% and 98%, respectively, of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have recently implemented, and we may continue to implement, changes to our user data practices, and some of these changes will reduce marketers’ ability to effectively target their ads, which will adversely affect our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
Our advertising revenue could also be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on our products;

•	our inability to continue to increase user access to and engagement with our products;

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

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•	reductions of advertising by marketers due to objectionable content published on our products by third parties or questions about our user data practices;

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that may be implemented in connection with the GDPR or other regulation or regulatory action, or other similar changes that we plan to implement in the United States and around the world;

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
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on the web, mobile devices and online generally. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging (iMessage), Google in advertising (Google search) and video (YouTube), and Tencent in messaging and social media (WeChat). We also compete with companies that provide regional social networks, many of whom have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, or web browsers. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•	the size and composition of our user base;

•	the engagement of users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our ability to protect user data and to provide users with control over their data;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.
Action by governments to restrict access to Facebook or our other products in their countries could substantially harm our business and financial results.
It is possible that governments of one or more countries may seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is also possible that government authorities could take action to restrict our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from resellers representing advertisers based in China. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we may continue to implement, changes to our user data practices, and some of these changes will reduce marketers’ ability to effectively target their ads, which will adversely affect our advertising business. Similarly, we previously announced changes to our News Feed ranking algorithm to help our users have more meaningful interactions, and these changes have had, and we expect will continue to have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, the Stories format is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, we plan to continue focusing on growing users and engagement on Instagram, Messenger, and WhatsApp, and we may also introduce other stand-alone applications in the future. These efforts may reduce engagement with the core Facebook application, where we have the most proven means of monetization and which serves as the platform for many of our new user experiences. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues, which may adversely affect our reputation and brands. For example, we previously announced our discovery of certain ads and other content previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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
Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
We anticipate that our ongoing investments in safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we anticipate that we will discover and announce additional incidents of misuse of user data or other undesirable activity by third parties. We may also be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data in a manner inconsistent with our terms or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. The discovery of the foregoing may negatively affect user trust and engagement, harm our reputation and brands, and adversely affect our business and financial results. Any such discoveries may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to us, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. Such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on safety, security, and content review. We will continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our Oculus products and services. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first quarter of 2018, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $227 million and our effective tax rate by four percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and the Irish High Court has agreed to refer this challenge to the Court of Justice of the European Union for decision. We also face multiple inquiries, investigations, and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (GDPR) will take effect in May 2018 and will apply to all of our products and services that provide service in Europe. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. For example, we will be required to implement measures to change our service or limit access to our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We will also be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. For example, several data protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to assert jurisdiction over Facebook, Inc. and our subsidiaries and to restrict the ways in which we collect and use information, and other data protection authorities may do the same. In addition, beginning in March 2018, we became subject to U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.

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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we may be subject to additional class action lawsuits based on employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters. We believe these lawsuits are without merit and are vigorously defending them. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations.
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
We regularly evaluate these metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) undesirable accounts, which represent user profiles that we determine are intended to be used for purposes that violate our terms of service, such as spamming. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 27,742 as of March 31, 2018 from 18,770 as of March 31, 2017, and we expect such headcount growth to continue for the foreseeable future. In addition, we have recently announced our plans to hire a significant number of employees and contractors in order to address various safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We may not be able to continue to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products.
We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with Facebook and our other products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with Facebook and our other products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on Facebook and our other products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, mobile and web applications integrated with our products. In addition, as part of our investment in safety and security, we are conducting investigations and audits of a large number of platform applications, and we also recently announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow the number of developers that choose to build products that integrate with Facebook and our other products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.

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
Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS's position and are contesting this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.
The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes and estimates of our non-income tax liabilities are reasonable, the ultimate settlement may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Our future income tax rates could be volatile and difficult to predict due to changes in jurisdictional profit split, changes in the amount and recognition of deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.
Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, in 2018, the European Commission issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.
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
Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities described above could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows.
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
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock that commenced in 2017 and does not have an expiration date. In April 2018, this authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $195.32 through March 31, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the trading price of your shares increases.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
January 1 – 31, 2018	1,706	$184.67	1,706	$3,615
February 1 – 28, 2018	1,576	$180.83	1,576	$3,330
March 1 – 31, 2018	7,838	$167.77	7,838	$2,015
	11,120		11,120

(1)
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In April 2018, this authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	2012 Equity Incentive Plan, as amended.					X
10.2	2012 Equity Incentive Plan forms of award agreements.					X
10.3	2018 Bonus Plan.					X
10.4	Offer Letter, dated December 8, 2017, between Registrant and Kenneth I. Chenault.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 26th day of April 2018.

FACEBOOK, INC.

Date: April 26, 2018	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2018	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)