Form 10-Q
period 2018-06-30
Facebook Inc
filed 2018-07-26
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,411,679,559 shares outstanding as of July 23, 2018
Class B Common Stock $0.000006 par value	475,539,105 shares outstanding as of July 23, 2018

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,552	$8,079
Marketable securities	30,757	33,632
Accounts receivable, net of allowances of $198 and $189 as of June 30, 2018 and December 31, 2017, respectively	5,590	5,832
Prepaid expenses and other current assets	1,934	1,020
Total current assets	49,833	48,563
Property and equipment, net	18,357	13,721
Intangible assets, net	1,573	1,884
Goodwill	18,263	18,221
Other assets	2,265	2,135
Total assets	$90,291	$84,524

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$419	$380
Partners payable	440	390
Accrued expenses and other current liabilities	3,720	2,892
Deferred revenue and deposits	91	98
Total current liabilities	4,670	3,760
Other liabilities	6,239	6,417
Total liabilities	10,909	10,177
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,413 million and 2,397 million shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively; 4,141 million Class B shares authorized, 478 million and 509 million shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	41,832	40,584
Accumulated other comprehensive loss	(687)	(227)
Retained earnings	38,237	33,990
Total stockholders' equity	79,382	74,347
Total liabilities and stockholders' equity	$90,291	$84,524
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$13,231	$9,321	$25,197	$17,353
Costs and expenses:
Cost of revenue	2,214	1,237	4,141	2,395
Research and development	2,523	1,919	4,761	3,753
Marketing and sales	1,855	1,124	3,450	2,181
General and administrative	776	640	1,532	1,295
Total costs and expenses	7,368	4,920	13,884	9,624
Income from operations	5,863	4,401	11,313	7,729
Interest and other income, net	5	87	165	168
Income before provision for income taxes	5,868	4,488	11,478	7,897
Provision for income taxes	762	594	1,385	938
Net income	$5,106	$3,894	$10,093	$6,959
Less: Net income attributable to participating securities	—	4	1	10
Net income attributable to Class A and Class B common stockholders	$5,106	$3,890	$10,092	$6,949
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.76	$1.34	$3.48	$2.40
Diluted	$1.74	$1.32	$3.43	$2.36
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,895	2,900	2,900	2,895
Diluted	2,930	2,951	2,939	2,950
Share-based compensation expense included in costs and expenses:
Cost of revenue	$74	$47	$130	$81
Research and development	881	787	1,599	1,457
Marketing and sales	139	120	248	216
General and administrative	92	78	164	145
Total share-based compensation expense	$1,186	$1,032	$2,141	$1,899
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$5,106	$3,894	$10,093	$6,959
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(372)	246	(278)	306
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(21)	10	(182)	27
Comprehensive income	$4,713	$4,150	$9,633	$7,292
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$10,093	$6,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,400
Share-based compensation	2,141	1,899
Deferred income taxes	54	(58)
Other	18	12
Changes in assets and liabilities:
Accounts receivable	161	223
Prepaid expenses and other current assets	(898)	(577)
Other assets	(59)	82
Accounts payable	50	(38)
Partners payable	53	(10)
Accrued expenses and other current liabilities	690	157
Deferred revenue and deposits	(4)	(4)
Other liabilities	(124)	373
Net cash provided by operating activities	14,158	10,418
Cash flows from investing activities
Purchases of property and equipment	(6,272)	(2,715)
Purchases of marketable securities	(8,283)	(14,137)
Sales of marketable securities	8,612	3,998
Maturities of marketable securities	2,338	1,498
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(65)	(8)
Other investing activities, net	(1)	(22)
Net cash used in investing activities	(3,671)	(11,386)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,758)	(1,495)
Repurchases of Class A common stock	(5,123)	(378)
Other financing activities, net	7	12
Net cash used in financing activities	(6,874)	(1,861)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	122
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,464	(2,707)
Cash, cash equivalents, and restricted cash at beginning of year	8,204	9,109
Cash, cash equivalents, and restricted cash at end of the period	$11,668	$6,402

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$11,552	$6,252
Restricted cash, included in prepaid expenses and other current assets	11	59
Restricted cash, included in other assets	105	91
Total cash, cash equivalents, and restricted cash	$11,668	$6,402

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow data
Cash paid during the period for:
Income taxes, net	$2,281	$1,359
Non-cash investing and financing activities:
Net change in prepaids and liabilities related to property and equipment additions	$231	$240
Change in unsettled repurchases of Class A common stock	$6	$30
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system, and our implementation of it is substantially complete. Our evaluation of the use of optional practical expedients is pending upon the issuance of the ASU related to comparative reporting at adoption. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the timing of adopting this guidance but do not expect such adoption to have a material impact on our consolidated financial statements and the related disclosures.

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
Revenue Recognition

On January 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.
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
Revenue disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017, consists of the following (in millions). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Advertising	$13,038	$9,164	$24,833	$17,021
Payments and other fees	193	157	364	332
Total revenue	$13,231	$9,321	$25,197	$17,353
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue disaggregated by geography, based on the billing address of our customer (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Revenue:
US & Canada(2)	$5,982	$4,359	$11,424	$8,149
Europe(3)	3,307	2,332	6,334	4,300
Asia-Pacific	2,772	1,806	5,247	3,382
Rest of World (3)	1,170	824	2,192	1,522
Total revenue	$13,231	$9,321	$25,197	$17,353
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) United States revenue was $5.60 billion and $4.05 billion for the three months ended June 30, 2018 and 2017, respectively, and $10.69 billion and $7.57 billion for the six months ended June 30, 2018 and 2017, respectively.
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
Other fees revenue, which was not material for all periods presented in our financial statements, consists primarily of revenue from the delivery of virtual reality platform devices, as well as revenue from various other sources.
Revenue is recognized net of applicable sales and other taxes.
Deferred Revenue and Deposits
Deferred revenue consists of billings and payments from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue. The decrease in the deferred revenue balance for the six months ended June 30, 2018 was driven by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Our payment terms vary by the products or services offered. The term between billings and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Deferred revenue and deposits consists of the following (in millions):

	June 30, 2018	December 31, 2017
Deferred revenue	$62	$68
Deposits	29	30
Total deferred revenue and deposits	$91	$98
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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and six months ended June 30, 2018 and 2017, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,246	$860	$3,177	$717	$8,368	$1,725	$5,673	$1,286
Less: Net income attributable to participating securities	—	—	4	—	1	—	8	2
Net income attributable to common stockholders	$4,246	$860	$3,173	$717	$8,367	$1,725	$5,665	$1,284
Denominator
Weighted average shares outstanding	2,407	488	2,368	535	2,405	495	2,363	536
Less: Shares subject to repurchase	—	—	2	1	—	—	3	1
Number of shares used for basic EPS computation	2,407	488	2,366	534	2,405	495	2,360	535
Basic EPS	$1.76	$1.76	$1.34	$1.34	$3.48	$3.48	$2.40	$2.40
Diluted EPS:
Numerator
Net income attributable to common stockholders	$4,246	$860	$3,173	$717	$8,367	$1,725	$5,665	$1,284
Reallocation of net income attributable to participating securities	—	—	4	—	1	—	10	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	860	—	717	—	1,725	—	1,284	—
Reallocation of net income to Class B common stock	—	(4)	—	(2)	—	(9)	—	(1)
Net income attributable to common stockholders for diluted EPS	$5,106	$856	$3,894	$715	$10,093	$1,716	$6,959	$1,283
Denominator
Number of shares used for basic EPS computation	2,407	488	2,366	534	2,405	495	2,360	535
Conversion of Class B to Class A common stock	488	—	534	—	495	—	535	—
Weighted average effect of dilutive securities:
Employee stock options	2	2	4	4	3	3	4	4
RSUs	33	1	45	3	36	2	47	3
Shares subject to repurchase and other	—	—	2	1	—	—	4	2
Number of shares used for diluted EPS computation	2,930	491	2,951	542	2,939	500	2,950	544
Diluted EPS	$1.74	$1.74	$1.32	$1.32	$3.43	$3.43	$2.36	$2.36

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$2,117	$2,212
Money market funds	6,676	5,268
U.S. government securities	961	66
U.S. government agency securities	458	25
Certificate of deposits and time deposits	1,340	440
Corporate debt securities	—	68
Total cash and cash equivalents	11,552	8,079
Marketable securities:
U.S. government securities	12,961	12,766
U.S. government agency securities	8,659	10,944
Corporate debt securities	9,137	9,922
Total marketable securities	30,757	33,632
Total cash and cash equivalents, and marketable securities	$42,309	$41,711
The gross unrealized gains or losses on our marketable securities as of June 30, 2018 and December 31, 2017 were not significant. In addition, the gross unrealized loss that had been in a continuous loss position for 12 months or longer was not significant as of June 30, 2018 and December 31, 2017. As of June 30, 2018, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2018
Due in one year	$7,427
Due in one to five years	23,330
Total	$30,757

Note 4.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,676	$6,676	$—	$—
U.S. government securities	961	961	—	—
U.S. government agency securities	458	458	—	—
Certificate of deposits and time deposits	1,340	—	1,340	—
Marketable securities:
U.S. government securities	12,961	12,961	—	—
U.S. government agency securities	8,659	8,659	—	—
Corporate debt securities	9,137	—	9,137	—
Total cash equivalents and marketable securities	$40,192	$29,715	$10,477	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,268	$5,268	$—	$—
U.S. government securities	66	66	—	—
U.S. government agency securities	25	25	—	—
Certificate of deposits and time deposits	440	—	440	—
Corporate debt securities	68	—	68	—
Marketable securities:
U.S. government securities	12,766	12,766	—	—
U.S. government agency securities	10,944	10,944	—	—
Corporate debt securities	9,922	—	9,922	—
Total cash equivalents and marketable securities	$39,499	$29,069	$10,430	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2018	December 31, 2017
Land	$844	$798
Buildings	5,935	4,909
Leasehold improvements	1,472	959
Network equipment	10,147	7,998
Computer software, office equipment and other	896	681
Construction in progress	4,624	2,992
Total	23,918	18,337
Less: Accumulated depreciation	(5,561)	(4,616)
Property and equipment, net	$18,357	$13,721
Construction in progress includes costs related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized during the three and six months ended June 30, 2018 and 2017.

Note 6.	Goodwill and Intangible Assets

During the six months ended June 30, 2018, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the six months ended June 30, 2018 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$18,221
Goodwill acquired	47
Effect of currency translation adjustment	(5)
Balance as of June 30, 2018	$18,263
Intangible assets consist of the following (in millions):

		June 30, 2018			December 31, 2017
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	3.3	$2,056	$(1,116)	$940	$2,056	$(971)	$1,085
Acquired technology	1.4	988	(796)	192	972	(711)	261
Acquired patents	5.4	785	(532)	253	785	(499)	286
Trade names	1.8	629	(461)	168	629	(406)	223
Other	2.4	162	(142)	20	162	(133)	29
Total intangible assets	3.2	$4,620	$(3,047)	$1,573	$4,604	$(2,720)	$1,884
Amortization expense of intangible assets was $158 million and $327 million for the three and six months ended June 30, 2018, respectively, and $174 million and $349 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2018	$311
2019	545
2020	370
2021	266
2022	29
Thereafter	52
Total	$1,573

Note 7.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of June 30, 2018, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
During the six months ended June 30, 2018, we entered into additional non-cancelable operating lease agreements. Our various non-cancelable operating lease agreements, which include among others, certain of our offices, data center, and colocation leases, have original lease periods expiring between 2018 and 2040. Operating lease expense was $138 million and $267 million for the three and six months ended June 30, 2018, respectively, and $81 million and $156 million for the three and six months ended June 30, 2017, respectively.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of June 30, 2018 (in millions):

	Operating Leases	Financing obligation, building in progress - leased facilities(1)
The remainder of 2018	$265	$—
2019	634	2
2020	755	14
2021	839	15
2022	827	15
Thereafter	6,438	149
Total minimum lease payments	$9,758	$195

(1)
We entered into agreements to lease office buildings that are under construction. As a result of our involvement during these construction periods, we are considered for accounting purposes to be the owner of the construction projects. Financing obligation, building in progress - leased facilities represent the total expected financing and lease obligations associated with these leases and will be settled through monthly lease payments to the landlords when we occupy the office spaces upon completion. This amount includes $121 million that is included in property and equipment, net and other liabilities on our condensed consolidated balance sheets as of June 30, 2018.

Subsequent to June 30, 2018, we entered into an approximately $700 million non-cancelable lease agreement for an office space.

Other contractual commitments
We also have $3.63 billion of non-cancelable contractual commitments as of June 30, 2018, primarily related to network infrastructure and our data center operations. The majority of these commitments are due within a year.
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
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. We completed repurchases under this authorization during the three months ended June 30, 2018. In April 2018, the authorization of the repurchase of our Class A common stock was increased by an additional $9.0 billion. During the six months ended June 30, 2018, we repurchased and subsequently retired approximately 29 million shares of our Class A common stock for an aggregate amount of approximately $5.13 billion. As of June 30, 2018, approximately $7.8 billion remained available and authorized for repurchases. The timing and actual number of shares repurchased under this program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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

The following table summarizes the activities of stock option awards under the Stock Plans for the six months ended June 30, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2017	3,078	$10.06
Stock options exercised	(920)	$8.50
Balance as of June 30, 2018	2,158	$10.72	2.0	$396
Stock options exercisable as of June 30, 2018	2,158	$10.72	2.0	$396

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $194.32, as reported on the Nasdaq Global Select Market on June 30, 2018.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2018:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2017	81,214	$110.49
Granted	29,176	$171.99
Vested	(22,519)	$97.37
Forfeited	(2,681)	$129.54
Unvested at June 30, 2018	85,190	$134.40

(1)
Unvested shares includes an inducement award issued in connection with the WhatsApp acquisition in 2014 which is subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2018 was $2.17 billion and $4.12 billion, respectively, and $1.51 billion and $3.21 billion during the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, there was $10.25 billion of unrecognized share-based compensation expense, substantially all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions. Included in this unrecognized share-based compensation expense are 4.6 million unvested shares as of June 30, 2018, related to a RSU inducement award granted to an employee in connection with the WhatsApp acquisition in 2014. This award is subject to acceleration if the recipient's employment is terminated without "cause" or if the recipient resigns for "good reason".

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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. We continue to analyze our provisional amounts, which are still subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the U.S. Department of the Treasury. During the three and six months ended June 30, 2018, we completed certain items for our remeasurement of deferred tax balances and recorded an immaterial adjustment.
Our gross unrecognized tax benefits were $4.09 billion and $3.87 billion on June 30, 2018 and December 31, 2017, respectively. If the gross unrecognized tax benefits as of June 30, 2018 were realized in a subsequent period, this would result in a tax benefit of $2.65 billion within our provision of income taxes at such time. The amount of interest and penalties accrued as of June 30, 2018 and December 31, 2017 was $275 million and $154 million, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate that the amount for future quarters accrued will be similar to amounts accrued by quarter in 2017.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. We are evaluating the opinion as it applies to our facts and circumstances and we currently expect it will increase our effective tax rate for the third quarter.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2016 tax years and by the Ireland tax authorities for our 2012 through 2015 tax years. Our 2017 tax year remains open to examination by the IRS. Our 2016 and subsequent tax years remain open to examination in Ireland.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. As of June 30, 2018, we have not resolved this matter, and proceedings continue in the United States Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the United States Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. The timing of the resolution, settlement, and closure of any audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.

Note 11.	Geographical Information
The following table sets forth property and equipment, net by geographic area (in millions):

	June 30, 2018	December 31, 2017
Property and equipment, net:
United States	$13,942	$10,406
Rest of the world (1)	4,415	3,315
Total property and equipment, net	$18,357	$13,721

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

For information regarding revenue disaggregated by geography, see Note 1 — Summary of Significant Accounting Policies, Revenue Recognition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2018 and 2017—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key user metrics and financial results for the second quarter of 2018 are as follows:
User growth:

•	Daily active users (DAUs) were 1.47 billion on average for June 2018, an increase of 11% year-over-year.

•	Monthly active users (MAUs) were 2.23 billion as of June 30, 2018, an increase of 11% year-over-year.
Financial results:

•	Revenue was $13.23 billion, up 42% year-over-year, and ad revenue was $13.04 billion, up 42% year-over-year.

•	Total costs and expenses were $7.37 billion.

•	Income from operations was $5.86 billion.

•	Net income was $5.11 billion with diluted earnings per share of $1.74.

•	Capital expenditures were $3.46 billion.

•	Effective tax rate was 13%.

•	Cash and cash equivalents and marketable securities were $42.31 billion as of June 30, 2018.

•	Headcount was 30,275 as of June 30, 2018, an increase of 47% year-over-year.
In the second quarter of 2018, we continued to focus on our three main revenue growth priorities: (i) helping businesses expand their use of our mobile products, (ii) developing innovative ad products that help businesses get the most of their ad campaigns, and (iii) making our ads more relevant and effective through our targeting capabilities and outcome-based measurement.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow new features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will drive significant year-over-year expense growth in 2018: (i) increased investments in safety and security, marketing, video content, and our long-term technology initiatives, and (ii) scaling our headcount and expanding our data center capacity and office facilities to support our growth. Expense growth exceeded revenue growth in the second quarter of 2018, which we anticipate will continue in 2018 and 2019.

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

•
Daily Active Users (DAUs). We define a daily active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement on Facebook.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 11% to 1.47 billion on average during June 2018 from 1.32 billion during June 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during June 2018, relative to the same period in 2017.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of June 30, 2018, we had 2.23 billion MAUs, an increase of 11% from June 30, 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in the second quarter of 2018, relative to the same period in 2017.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2018 in the United States & Canada region was more than nine times higher than in the Asia-Pacific region.
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

During the second quarter of 2018, worldwide ARPU was $5.97, an increase of 26% from the second quarter of 2017. Over this period, ARPU increased by 39% in Europe, 34% in United States & Canada, 29% in Rest of World, and 23% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Payments and other fees. Payments revenue is comprised of the net fee we receive from developers using our Payments infrastructure. Our other fees revenue, which has not been significant in recent periods, consists primarily of revenue from the delivery of virtual reality platform devices, as well as revenue from various other sources.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Revenue	$13,231	$9,321	$25,197	$17,353
Costs and expenses:
Cost of revenue	2,214	1,237	4,141	2,395
Research and development	2,523	1,919	4,761	3,753
Marketing and sales	1,855	1,124	3,450	2,181
General and administrative	776	640	1,532	1,295
Total costs and expenses	7,368	4,920	13,884	9,624
Income from operations	5,863	4,401	11,313	7,729
Interest and other income, net	5	87	165	168
Income before provision for income taxes	5,868	4,488	11,478	7,897
Provision for income taxes	762	594	1,385	938
Net income	$5,106	$3,894	$10,093	$6,959
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Cost of revenue	$74	$47	$130	$81
Research and development	881	787	1,599	1,457
Marketing and sales	139	120	248	216
General and administrative	92	78	164	145
Total share-based compensation expense	$1,186	$1,032	$2,141	$1,899

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	13	16	14
Research and development	19	21	19	22
Marketing and sales	14	12	14	13
General and administrative	6	7	6	7
Total costs and expenses	56	53	55	55
Income from operations	44	47	45	45
Interest and other income, net	—	1	1	1
Income before provision for income taxes	44	48	46	46
Provision for income taxes	6	6	5	5
Net income	39%	42%	40%	40%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	1%	1%	1%	—%
Research and development	7	8	6	8
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	9%	11%	8%	11%

Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Advertising	$13,038	$9,164	42%	$24,833	$17,021	46%
Payments and other fees	193	157	23%	364	332	10%
Total revenue	$13,231	$9,321	42%	$25,197	$17,353	45%
Revenue in the second quarter and the first six months of 2018 increased $3.91 billion, or 42%, and $7.84 billion, or 45%, respectively, compared to the same periods in 2017. The increase was mostly due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For both the second quarter and the first six months of 2018, we estimate that mobile advertising revenue represented approximately 91% of total advertising revenue, as compared with approximately 87% and 86%, respectively, in the same periods in 2017. The increases in advertising revenue for the second quarter and the first six months of 2018 were due to increases in the average price per ad and the number of ads delivered. During the second quarter and first six months of 2018, the average price per ad increased by 17% and 27%, respectively, as compared with approximately 24% and 19%, respectively, in the same periods in 2017, and the number of ads delivered increased by 21% and 15%, respectively, as compared with approximately 19% and 25%, respectively, in the same periods in 2017.
The increase in average price per ad was driven by an increase in demand for our ad inventory; factors contributing to this include an increase in spend from existing marketers and an increase in the number of marketers actively advertising on our platform as well as the quality, relevance, and performance of those ads. The increase in the ads delivered was driven by an increase in users and their engagement, and an increase in the number and frequency of ads displayed across our products. We anticipate that future advertising revenue growth will be driven by a combination of price and the number of ads displayed.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the second quarter and the first six months of 2018 compared to the same periods in 2017 had a favorable impact on revenue. If we had translated revenue for the second quarter ended June 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $12.86 billion and $12.67 billion, respectively. Using these constant rates, revenue and advertising revenue would have been $373 million and $371 million lower than actual revenue and advertising revenue, respectively, for the second quarter of 2018. If we had translated revenue for the six months ended June 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $24.29 billion and $23.93 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $908 million and $906 million lower than actual total revenue and advertising revenue, respectively, for the first six months of 2018.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Cost of revenue	$2,214	$1,237	79%	$4,141	$2,395	73%
Percentage of revenue	17%	13%		16%	14%
Cost of revenue in the second quarter and the first six months of 2018 increased $977 million, or 79%, and $1.75 billion, or 73%, respectively, compared to the same periods in 2017. The increases in both periods were mostly due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with partnership agreements, including traffic acquisition and content acquisition costs.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Research and development	$2,523	$1,919	31%	$4,761	$3,753	27%
Percentage of revenue	19%	21%		19%	22%
Research and development expenses in the second quarter and the first six months of 2018 increased $604 million, or 31%, and $1.01 billion, or 27%, respectively, compared to the same periods in 2017. The majority of the increases in both periods were due to increases in payroll and benefits as a result of a 46% growth in employee headcount from June 30, 2017 to June 30, 2018 in engineering and other technical functions. Payroll and benefits expense growths in both periods were less than headcount growth partially due to the lapsing of acquisition-related share-based compensation expense.
Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Marketing and sales	$1,855	$1,124	65%	$3,450	$2,181	58%
Percentage of revenue	14%	12%		14%	13%
Marketing and sales expenses in the second quarter and the first six months of 2018 increased $731 million, or 65%, and $1.27 billion, or 58%, respectively, compared to the same periods in 2017. The majority of the increases in both periods were driven by marketing, community operations and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 37% increase in employee headcount from June 30, 2017 to June 30, 2018 in our marketing and sales functions.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
General and administrative	$776	$640	21%	$1,532	$1,295	18%
Percentage of revenue	6%	7%		6%	7%
General and administrative expenses in the second quarter and the first six months of 2018 increased $136 million, or 21%, and $237 million, or 18%, respectively, compared to the same periods in 2017. The increases in both periods were due to increases in payroll and benefits expenses as a result of a 57% increase in employee headcount from June 30, 2017 to June 30, 2018 in general and administrative functions and increases in legal fees, partially offset by changes in legal settlement costs.

Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Interest income, net	$143	$91	57%	$288	$158	82%
Other (expense) income, net	(138)	(4)	NM	(123)	10	NM
Interest and other income, net	$5	$87	(94)%	$165	$168	(2)%
Interest and other income, net in the second quarter and the first six months of 2018 decreased $82 million and $3 million, respectively, compared to the same periods in 2017. The decreases in both periods were due to the increases in other expense from foreign exchange impact resulting from the periodic re-measurement of our foreign currency balances, partially offset by the increases in interest income driven by higher invested cash balances and interest rates.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Provision for income taxes	$762	$594	28%	$1,385	$938	48%
Effective tax rate	13%	13%		12%	12%
Our provision for income taxes in the second quarter and the first six months of 2018 increased $168 million, or 28%, and $447 million or 48%, respectively, compared to the same periods in 2017, mostly due to an increase in income before provision for income taxes.
Our effective tax rate for the second quarter of 2018 was the same as 2017 since the new minimum tax on certain foreign earnings was offset by the decrease in the U.S. statutory tax rate from 35% to 21%, both of which were changes resulting from the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act).
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including excess tax benefits from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the impact of changes in tax law.
The proportion of our income before provision for income taxes earned in jurisdictions with a tax rate lower than the U.S. statutory rate will depend upon the proportion of revenue and costs associated with the respective jurisdictions.
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

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner (the Altera opinion) requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. We are evaluating the Altera opinion as it applies to our facts and circumstances and will continue to monitor the potential effects of any future developments in this case and related matters. As a result of the Altera opinion, and excluding any unanticipated events and unexpected effects of the Tax Act, we currently expect our tax rate in the third quarter of 2018 to be between 25% to 30% and our tax rate in 2018 to be in the mid-teens. In addition, since we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period. Our expectations regarding our effective tax rate in the third quarter and full year 2018 are based on the assumption that our stock price remains constant to the July 23, 2018 price.
Unrecognized Tax Benefits. As of June 30, 2018, we had net unrecognized tax benefits of $2.79 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below, the current status of tax audits in various jurisdictions, and excluding the effects of the Altera opinion that we are still evaluating, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the United States Tax Court challenging the Notice. As of June 30, 2018, we have not resolved this matter, and proceedings continue in the United States Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the United States Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. The timing of the resolution, settlement, and closure of any audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination in various jurisdictions, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse effect on our financial position, results of operations, and cash flows.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $42.31 billion as of June 30, 2018, an increase of $598 million from December 31, 2017, mostly due to $14.16 billion of cash generated from operations, offset by $6.27 billion for purchases of property and equipment, $5.12 billion for repurchases of our Class A common stock, and $1.76 billion of taxes paid related to net share settlement of equity awards.
Cash paid for income taxes (net of refunds) was $2.28 billion for the first six months of 2018. As of June 30, 2018, our federal net operating loss carryforward was $6.1 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2018. As of June 30, 2018, we had $203 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2018. In addition, we are evaluating the Altera opinion as it applies to our facts and circumstances and it could increase our cash paid for income taxes.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of June 30, 2018, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock. We completed repurchases under this authorization during the three months ended June 30, 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. During the six months ended June 30, 2018, we repurchased and subsequently retired approximately 29 million shares of our Class A common stock for an aggregate amount of approximately $5.13 billion. As of June 30, 2018, approximately $7.8 billion remained available and authorized for repurchases.
In the first six months of 2018, we paid $1.76 billion of taxes related to the net share settlement of equity awards.
As of June 30, 2018, $14.03 billion of the $42.31 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2018 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $2.14 billion and total depreciation and amortization of $1.98 billion. The increase in cash flow from operating activities during the first six months of 2018, compared to the same period in 2017 was due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense, partially offset by an increase in prepaid taxes.
Cash Used in Investing Activities
Cash used in investing activities was $3.67 billion for the first six months of 2018 and consisted of $6.27 billion of capital expenditures as we continued to invest in data centers, servers, network infrastructure and office buildings, offset by $2.67 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during the first six months of 2018, compared to the same period in 2017, was due to a net increase in sales of marketable securities, partially offset by an increase in capital expenditures.
We anticipate making capital expenditures in 2018 of approximately $15.0 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first six months of 2018 mostly consisted of $5.12 billion for repurchases of our Class A common stock, and $1.76 billion of taxes paid related to net share settlement of equity awards. The substantial majority of the increase in cash used in financing activities during the first six months of 2018, compared to the same period in 2017, was due to an increase in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2018.
Contractual Obligations
Our principal commitments consist of obligations under operating leases, which include among others, certain of our offices, data center, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2018 (in millions):

		Payment Due by Period
	Total	The remainder of 2018	2019-2020	2021-2022	Thereafter
Operating lease obligations	$9,758	$265	$1,389	$1,666	$6,438
Financing obligation - building in progress - leased facility(1)	195	—	16	30	149
Other contractual commitments(2)	3,634	1,831	771	151	881
Total contractual obligations	$13,587	$2,096	$2,176	$1,847	$7,468

(1)
Financing obligation - building in progress - leased facility represents our commitments to lease certain office buildings that are currently under construction. As of June 30, 2018, $121 million of the total obligation was recorded as a liability and is included in other liabilities on our condensed consolidated balance sheets. See Note 8 of the accompanying notes to our condensed consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.
Subsequent to June 30, 2018, we entered into an approximately $700 million non-cancelable lease agreement for an office space.
As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $8.0 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities include $2.79 billion related to uncertain tax positions as of June 30, 2018. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019 and we have selected a lease accounting system. Our implementation of the system is substantially complete. Our evaluation of the use of optional practical expedients is pending upon the issuance of the ASU related to comparative reporting at adoption. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the timing of adopting this guidance but do not expect such adoption to have a material impact on our consolidated financial statements and the related disclosures.
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
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018. See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains recognized in the three and six months ended June 30, 2018 and 2017 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $528 million and $611 million in the market value of our available-for-sale debt securities as of June 30, 2018 and December 31, 2017, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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

•
there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we implemented in connection with the General Data Protection Regulation (GDPR) in Europe, other similar changes that we implemented in the United States and around the world, or other changes we may implement in the future in connection with other regulations, regulatory actions or otherwise;

•
technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;

•	we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

•	we make changes in how we promote different products and services across our family of apps;

•	initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

•	we fail to provide adequate customer service to users, marketers, developers, or other partners;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first six months of 2018, advertising accounted for 99% of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

•
reductions of advertising by marketers due to objectionable content published on our products by third parties, questions about our user data practices, or uncertainty regarding their own legal and compliance obligations;

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we implemented in connection with the GDPR, other similar changes that we implemented in the United States and around the world, or other product changes or controls we may implement in the future in connection with other regulations, regulatory actions or otherwise;

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

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•	the size and composition of our user base;

•	the engagement of users with our products and competing products;

•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•	our safety and security efforts and our ability to protect user data and to provide users with control over their data;

•	our ability to distribute our products to new and existing users;

•	our ability to monetize our products;

•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•	changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to those of our competitors.
If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

Action by governments to restrict access to Facebook or our other products in their countries could substantially harm our business and financial results.
Governments of one or more countries in which we operate from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is possible that government authorities could take action to restrict our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from resellers representing advertisers based in China. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, we previously announced changes to our News Feed ranking algorithm to help our users have more meaningful interactions, and these changes have had, and we expect will continue to have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of apps, it is possible that these efforts may from time to time reduce engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, content, advertising, and other issues, including actions or decisions in connection with elections, which may adversely affect our reputation and brands. For example, we previously announced our discovery of certain ads and other content previously displayed on our products that may be relevant to government investigations relating to Russian interference in the 2016 U.S. presidential election. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we anticipate that we will discover and announce additional incidents of misuse of user data or other undesirable activity by third parties. We may also be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data in a manner inconsistent with our terms or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. The discovery of the foregoing may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such discoveries may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. Such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of Oculus products and services or other products we may introduce in the future;

•	changes to existing products or services or the development and introduction of new products or services by us or our competitors;

•	user behavior or product changes that may reduce traffic to features or products that we successfully monetize;

•
increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive, including costs related to our data centers and technical infrastructure;

•	costs related to our safety, security, and content review efforts;

•	costs and expenses related to the development and delivery of Oculus products and services;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

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
We expect that our user growth rate will generally decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We expect our revenue growth rate will continue to decline over time as our revenue increases to higher levels. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, which could reduce our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on safety, security, and content review. We will continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our virtual and augmented reality products and technologies. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first six months of 2018, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $463 million and our effective tax rate by four percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also is subject to challenge by regulators and private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and the Irish High Court has referred this challenge to the Court of Justice of the European Union for decision. We also face multiple inquiries, investigations, and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. For example, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted. As the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 30,275 as of June 30, 2018 from 20,658 as of June 30, 2017, and we expect such headcount growth to continue for the foreseeable future. In addition, we have recently announced our plans to hire a significant number of employees and contractors in order to address various safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
We rely on third parties to manufacture and manage the logistics of transporting and distributing our Oculus products. We may experience supply shortages or other disruptions in logistics or the supply chain in the future that could result in shipping delays and negatively impact our operations. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them.

We also require the suppliers and business partners of our Oculus products to comply with laws and certain company policies regarding sourcing practices and standards on labor, health and safety, the environment, and business ethics, but we do not control them or their practices and standards. If any of them violates laws, fails to implement changes in accordance with newly enacted laws, or implements practices or standards regarded as unethical, corrupt, or non-compliant, we could experience supply chain disruptions, government action or fines, canceled orders, or damage to our reputation.
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
The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. We have completed certain items for our remeasurement of deferred tax balances and recorded an immaterial adjustment as of June 30, 2018. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock that commenced in 2017 and does not have an expiration date. We completed repurchases under this authorization during the three months ended June 30, 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $203.55 through June 30, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
April 1 – 30, 2018	9,668	$161.20	9,668	$9,456
May 1 – 31, 2018	3,353	$180.81	3,353	$8,850
June 1 – 30, 2018	5,380	$195.14	5,380	$7,800
	18,401		18,401

(1)
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We completed repurchases under this authorization during the three months ended June 30, 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As previously disclosed, the Compensation & Governance Committee (the Committee) of our Board of Directors has authorized an overall security program for Mark Zuckerberg to address safety concerns due to specific threats to his safety arising directly as a result of his position as Facebook’s founder, Chairman, and CEO. We require security measures for the company’s benefit because of the importance of Mr. Zuckerberg to Facebook. The Committee regularly reviews Mr. Zuckerberg’s security program and the related costs, which vary from year to year depending on requisite security measures, Mr. Zuckerberg’s travel schedule, and other factors.
On July 24, 2018, the Committee approved an annual pre-tax allowance of $10 million to Mr. Zuckerberg to cover additional costs related to his and his family’s personal security. This allowance will be in addition to the continued funding of Mr. Zuckerberg’s overall security program to cover the costs of security personnel for his protection; the procurement, installation, and maintenance of certain required security measures for his residences; and the usage of private aircraft for personal travel. This allowance will be paid to Mr. Zuckerberg net of required tax withholdings, and Mr. Zuckerberg may apply the net proceeds to pay for additional personnel, equipment, services, residential improvements, or other security-related costs.
In approving this annual security allowance, the Committee considered Mr. Zuckerberg’s position and importance to Facebook and the fact that Mr. Zuckerberg has requested to receive only $1 in annual salary and does not receive any bonus payments or equity awards. The Committee also considered comparative data from the peer group of companies that Facebook benchmarks against for executive compensation purposes, as well as other relevant information regarding executive compensation and perquisites. The Committee believes that this allowance, together with the costs of Mr. Zuckerberg’s existing overall security program, are appropriate and necessary under the circumstances.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Offer Letter, dated April 23, 2018, between Registrant and Jeffrey D. Zients.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 26th day of July 2018.

FACEBOOK, INC.

Date: July 26, 2018	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2018	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)