Form 10-Q
period 2018-09-30
Facebook Inc
filed 2018-10-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,402,466,211 shares outstanding as of October 26, 2018
Class B Common Stock $0.000006 par value	471,321,401 shares outstanding as of October 26, 2018

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,637	$8,079
Marketable securities	31,569	33,632
Accounts receivable, net of allowances of $207 and $189 as of September 30, 2018 and December 31, 2017, respectively	6,058	5,832
Prepaid expenses and other current assets	1,883	1,020
Total current assets	49,147	48,563
Property and equipment, net	21,112	13,721
Intangible assets, net	1,451	1,884
Goodwill	18,304	18,221
Other assets	2,438	2,135
Total assets	$92,452	$84,524

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$590	$380
Partners payable	502	390
Accrued expenses and other current liabilities	4,255	2,892
Deferred revenue and deposits	115	98
Total current liabilities	5,462	3,760
Other liabilities	6,648	6,417
Total liabilities	12,110	10,177
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,402 million and 2,397 million shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively; 4,141 million Class B shares authorized, 471 million and 509 million shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	42,352	40,584
Accumulated other comprehensive loss	(777)	(227)
Retained earnings	38,767	33,990
Total stockholders' equity	80,342	74,347
Total liabilities and stockholders' equity	$92,452	$84,524
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$13,727	$10,328	$38,924	$27,681
Costs and expenses:
Cost of revenue	2,418	1,448	6,559	3,843
Research and development	2,657	2,052	7,418	5,805
Marketing and sales	1,928	1,170	5,379	3,351
General and administrative	943	536	2,475	1,831
Total costs and expenses	7,946	5,206	21,831	14,830
Income from operations	5,781	5,122	17,093	12,851
Interest and other income, net	131	114	297	281
Income before provision for income taxes	5,912	5,236	17,390	13,132
Provision for income taxes	775	529	2,160	1,467
Net income	$5,137	$4,707	$15,230	$11,665
Less: Net income attributable to participating securities	—	3	1	13
Net income attributable to Class A and Class B common stockholders	$5,137	$4,704	$15,229	$11,652
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.78	$1.62	$5.26	$4.02
Diluted	$1.76	$1.59	$5.20	$3.95
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,885	2,904	2,895	2,898
Diluted	2,913	2,956	2,931	2,954
Share-based compensation expense included in costs and expenses:
Cost of revenue	$72	$47	$202	$128
Research and development	748	776	2,347	2,233
Marketing and sales	133	114	380	330
General and administrative	87	73	251	218
Total share-based compensation expense	$1,040	$1,010	$3,180	$2,909
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,137	$4,707	$15,230	$11,665
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(44)	174	(321)	480
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(46)	(4)	(229)	23
Comprehensive income	$5,047	$4,877	$14,680	$12,168
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2018						Three Months Ended September 30, 2017
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,891	$—	$41,832	$(687)	$38,237	$79,382	2,903	$—	$39,291	$(370)	$27,560	$66,481
Impact of the adoption of new accounting pronouncement	—	—	—	(31)	31	—	—	—	—	—	—	—
Issuance of common stock	12	—	3	—	—	3	13	—	323	—	—	323
Shares withheld related to net share settlement	(5)	—	(523)	—	(382)	(905)	(6)	—	(425)	—	(428)	(853)
Share-based compensation, related to employee share-based awards	—	—	1,040	—	—	1,040	—	—	1,010	—	—	1,010
Share repurchases	(24)	—	—	—	(4,256)	(4,256)	(4)	—	—	—	(630)	(630)
Other comprehensive (loss) income	—	—	—	(59)	—	(59)	—	—	—	170	—	170
Net income	—	—	—	—	5,137	5,137	—	—	—	—	4,707	4,707
Balances at end of period	2,874	$—	$42,352	$(777)	$38,767	$80,342	2,906	$—	$40,199	$(200)	$31,209	$71,208

	Nine Months Ended September 30, 2018						Nine Months Ended September 30, 2017
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,906	$—	$40,584	$(227)	$33,990	$74,347	2,892	$—	$38,227	$(703)	$21,670	$59,194
Impact of the adoption of new accounting pronouncements	—	—	—	(31)	172	141	—	—	—	—	—	—
Issuance of common stock	37	—	11	—	—	11	38	—	335	—	—	335
Shares withheld related to net share settlement	(15)	—	(1,423)	—	(1,240)	(2,663)	(17)	—	(1,272)	—	(1,088)	(2,360)
Share-based compensation, related to employee share-based awards	—	—	3,180	—	—	3,180	—	—	2,909	—	—	2,909
Share repurchases	(54)	—	—	—	(9,385)	(9,385)	(7)	—	—	—	(1,038)	(1,038)
Other comprehensive (loss) income	—	—	—	(519)	—	(519)	—	—	—	503	—	503
Net income	—	—	—	—	15,230	15,230	—	—	—	—	11,665	11,665
Balances at end of period	2,874	$—	$42,352	$(777)	$38,767	$80,342	2,906	$—	$40,199	$(200)	$31,209	$71,208

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$15,230	$11,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,090	2,172
Share-based compensation	3,180	2,909
Deferred income taxes	83	(152)
Other	19	18
Changes in assets and liabilities:
Accounts receivable	(328)	(235)
Prepaid expenses and other current assets	(889)	(634)
Other assets	(99)	130
Accounts payable	88	(7)
Partners payable	116	22
Accrued expenses and other current liabilities	1,044	95
Deferred revenue and deposits	20	12
Other liabilities	102	550
Net cash provided by operating activities	21,656	16,545
Cash flows from investing activities
Purchases of property and equipment	(9,614)	(4,470)
Purchases of marketable securities	(12,658)	(20,410)
Sales of marketable securities	11,104	7,649
Maturities of marketable securities	3,391	2,228
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(137)	(106)
Other investing activities, net	(4)	(6)
Net cash used in investing activities	(7,918)	(15,115)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,663)	(2,360)
Repurchases of Class A common stock	(9,379)	(1,018)
Other financing activities, net	11	(14)
Net cash used in financing activities	(12,031)	(3,392)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(167)	192
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,540	(1,770)
Cash, cash equivalents, and restricted cash at beginning of the period	8,204	9,109
Cash, cash equivalents, and restricted cash at end of the period	$9,744	$7,339

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$9,637	$7,201
Restricted cash, included in prepaid expenses and other current assets	7	41
Restricted cash, included in other assets	100	97
Total cash, cash equivalents, and restricted cash	$9,744	$7,339

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow data
Cash paid during the period for:
Income taxes, net	$2,728	$1,793
Non-cash investing and financing activities:
Net change in prepaids and liabilities related to property and equipment additions	$613	$540
Settlement of acquisition-related contingent consideration liability	$—	$102
Change in unsettled repurchases of Class A common stock	$6	$20
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
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2018.
Use of Estimates
Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to income taxes, loss contingencies, fair value of acquired intangible assets and goodwill, collectability of accounts receivable, fair value of financial instruments, leases, useful lives of intangible assets and property and equipment, and revenue recognition. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis applied either to the earliest comparative period or at transition and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected and implemented a lease accounting system, and are in the process of validating the accuracy of the reports generated from the system and finalizing our accounting policy and use of optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect all of our leases including our operating leases, as disclosed in Note 8 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We elected to early adopt the new standard at the beginning of the third quarter of 2018 using the aggregate portfolio approach. The amount of stranded tax effects that were reclassified from accumulated other comprehensive income to retained earnings was not material.
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

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.
Revenue disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Advertising	$13,539	$10,142	$38,373	$27,163
Payments and other fees	188	186	551	518
Total revenue	$13,727	$10,328	$38,924	$27,681
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Revenue:
US & Canada(2)	$6,325	$4,823	$17,750	$12,972
Europe(3)	3,234	2,546	9,568	6,846
Asia-Pacific	3,007	2,042	8,253	5,424
Rest of World(3)	1,161	917	3,353	2,439
Total revenue	$13,727	$10,328	$38,924	$27,681
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) United States revenue was $5.93 billion and $4.48 billion for the three months ended September 30, 2018 and 2017, respectively, and $16.62 billion and $12.06 billion for the nine months ended September 30, 2018 and 2017, respectively.
(3) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Advertising
Advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies and resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by our users.
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
Deferred Revenue and Deposits
Deferred revenue consists of billings and payments from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users who primarily use these balances to make purchases in games on our platform. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue. The increase in the deferred revenue balance for the nine months ended September 30, 2018 was driven by prepayments from marketers, partially offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Our payment terms vary by the products or services offered. The term between billings and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Deferred revenue and deposits consists of the following (in millions):

	September 30, 2018	December 31, 2017
Deferred revenue	$85	$68
Deposits	30	30
Total deferred revenue and deposits	$115	$98
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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and nine months ended September 30, 2018 and 2017, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,293	$844	$3,853	$854	$12,661	$2,569	$9,523	$2,142
Less: Net income attributable to participating securities	—	—	3	—	1	—	11	2
Net income attributable to common stockholders	$4,293	$844	$3,850	$854	$12,660	$2,569	$9,512	$2,140
Denominator
Weighted average shares outstanding	2,411	474	2,378	528	2,407	488	2,368	533
Less: Shares subject to repurchase	—	—	1	1	—	—	2	1
Number of shares used for basic EPS computation	2,411	474	2,377	527	2,407	488	2,366	532
Basic EPS	$1.78	$1.78	$1.62	$1.62	$5.26	$5.26	$4.02	$4.02
Diluted EPS:
Numerator
Net income attributable to common stockholders	$4,293	$844	$3,850	$854	$12,660	$2,569	$9,512	$2,140
Reallocation of net income attributable to participating securities	—	—	3	—	1	—	13	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	844	—	854	—	2,569	—	2,140	—
Reallocation of net income to Class B common stock	—	(4)	—	(5)	—	(14)	—	(6)
Net income attributable to common stockholders for diluted EPS	$5,137	$840	$4,707	$849	$15,230	$2,555	$11,665	$2,134
Denominator
Number of shares used for basic EPS computation	2,411	474	2,377	527	2,407	488	2,366	532
Conversion of Class B to Class A common stock	474	—	527	—	488	—	532	—
Weighted average effect of dilutive securities:
Employee stock options	2	2	3	3	2	2	4	4
RSUs	26	—	47	2	34	1	49	3
Shares subject to repurchase and other	—	—	2	1	—	—	3	1
Number of shares used for diluted EPS computation	2,913	476	2,956	533	2,931	491	2,954	540
Diluted EPS	$1.76	$1.76	$1.59	$1.59	$5.20	$5.20	$3.95	$3.95

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$2,764	$2,212
Money market funds	5,991	5,268
U.S. government securities	286	66
U.S. government agency securities	12	25
Certificate of deposits and time deposits	584	440
Corporate debt securities	—	68
Total cash and cash equivalents	9,637	8,079
Marketable securities:
U.S. government securities	14,251	12,766
U.S. government agency securities	8,356	10,944
Corporate debt securities	8,962	9,922
Total marketable securities	31,569	33,632
Total cash and cash equivalents, and marketable securities	$41,206	$41,711
The gross unrealized losses on our marketable securities were $514 million and $289 million as of September 30, 2018 and December 31, 2017, respectively. The gross unrealized gains for both periods were not significant. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $349 million and $169 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2018
Due in one year	$8,433
Due in one to five years	23,136
Total	$31,569

Note 4.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,991	$5,991	$—	$—
U.S. government securities	286	286	—	—
U.S. government agency securities	12	12	—	—
Certificate of deposits and time deposits	584	—	584	—
Marketable securities:
U.S. government securities	14,251	14,251	—	—
U.S. government agency securities	8,356	8,356	—	—
Corporate debt securities	8,962	—	8,962	—
Total cash equivalents and marketable securities	$38,442	$28,896	$9,546	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,268	$5,268	$—	$—
U.S. government securities	66	66	—	—
U.S. government agency securities	25	25	—	—
Certificate of deposits and time deposits	440	—	440	—
Corporate debt securities	68	—	68	—
Marketable securities:
U.S. government securities	12,766	12,766	—	—
U.S. government agency securities	10,944	10,944	—	—
Corporate debt securities	9,922	—	9,922	—
Total cash equivalents and marketable securities	$39,499	$29,069	$10,430	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2018	December 31, 2017
Land	$890	$798
Buildings	6,609	4,909
Leasehold improvements	1,576	959
Network equipment	11,181	7,998
Computer software, office equipment and other	1,025	681
Construction in progress	5,915	2,992
Total	27,196	18,337
Less: Accumulated depreciation	(6,084)	(4,616)
Property and equipment, net	$21,112	$13,721
Construction in progress includes costs related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized during the three and nine months ended September 30, 2018 and 2017.

Note 6.	Goodwill and Intangible Assets

During the nine months ended September 30, 2018, we purchased certain intangible assets and completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2018 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$18,221
Goodwill acquired	88
Effect of currency translation adjustment	(5)
Balance as of September 30, 2018	$18,304
Intangible assets consist of the following (in millions):

		September 30, 2018			December 31, 2017
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	3.0	$2,056	$(1,188)	$868	$2,056	$(971)	$1,085
Acquired technology	1.4	1,002	(834)	168	972	(711)	261
Acquired patents	5.8	805	(548)	257	785	(499)	286
Trade names	1.6	629	(489)	140	629	(406)	223
Other	2.3	162	(144)	18	162	(133)	29
Total intangible assets	3.2	$4,654	$(3,203)	$1,451	$4,604	$(2,720)	$1,884
Amortization expense of intangible assets was $156 million and $483 million for the three and nine months ended September 30, 2018, respectively, and $173 million and $522 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2018	$156
2019	551
2020	377
2021	271
2022	31
Thereafter	65
Total	$1,451

Note 7.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of September 30, 2018, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 8.	Commitments and Contingencies
Commitments
Leases
During the nine months ended September 30, 2018, we entered into additional non-cancelable operating lease agreements. Our various non-cancelable operating lease agreements, which include among others, certain of our offices, data center, land and colocation leases, have original lease periods expiring between 2018 and 2093. Operating lease expense was $170 million and $436 million for the three and nine months ended September 30, 2018, respectively, and $91 million and $247 million for the three and nine months ended September 30, 2017, respectively.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of September 30, 2018 (in millions):

	Operating Leases	Financing obligation, building in progress - leased facilities(1)
The remainder of 2018	$108	$—
2019	726	1
2020	873	9
2021	946	9
2022	906	9
Thereafter	8,830	91
Total minimum lease payments	$12,389	$119

(1)
We entered into an agreement to lease an office building that is under construction. As a result of our involvement during this construction period, we are considered for accounting purposes to be the owner of the construction project. Financing obligation, building in progress - leased facilities represent the total expected financing and lease obligations associated with this lease and will be settled through monthly lease payments to the landlord when we occupy the office space upon completion. This amount includes $70 million that is included in property and equipment, net and other liabilities on our condensed consolidated balance sheets as of September 30, 2018.

Other contractual commitments
We also have $5.29 billion of non-cancelable contractual commitments as of September 30, 2018, primarily related to network infrastructure and our data center operations. The majority of these commitments are due within five years.

Contingencies
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018, and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to the misuse of certain data by a developer. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our user data practices and the events surrounding the misuse of certain data by a developer became the subject of U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions.
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
Although we believe that it is reasonably possible that we may incur a substantial loss in some of the cases, actions or inquiries described above, we are currently unable to estimate the amount of such losses or a range of possible losses.
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. We believe that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
For information regarding income tax contingencies, see Note 10 — Income Taxes.

Note 9.	Stockholders' Equity
Share Repurchase Program
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock, which commenced in 2017 and does not have an expiration date. We completed repurchases under this authorization during the second quarter of 2018. In April 2018, the authorization of the repurchase of our Class A common stock was increased by an additional $9.0 billion. During the nine months ended September 30, 2018, we repurchased and subsequently retired approximately 54 million shares of our Class A common stock for an aggregate amount of approximately $9.39 billion. As of September 30, 2018, approximately $3.54 billion remained available and authorized for repurchases. The timing and actual number of shares repurchased under this program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan), and the 2005 Stock Plan (collectively, Stock Plans). Our Amended 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan.
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
The following table summarizes the activities of stock option awards under the Stock Plans for the nine months ended September 30, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2017	3,078	$10.06
Stock options exercised	(1,398)	$8.06
Balance as of September 30, 2018	1,680	$11.72	1.8	$257
Stock options exercisable as of September 30, 2018	1,680	$11.72	1.8	$257

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $164.46 as reported on the Nasdaq Global Select Market on September 30, 2018.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2018:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2017	81,214	$110.49
Granted	33,015	$172.97
Vested	(34,176)	$101.64
Forfeited	(5,938)	$114.33
Unvested at September 30, 2018	74,115	$142.08

(1)
Unvested shares at December 31, 2017 included an inducement award issued in connection with the WhatsApp acquisition in 2014 which was subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement.

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2018 was $2.11 billion and $6.24 billion, respectively, and $1.73 billion and $4.94 billion during the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, there was $9.57 billion of unrecognized share-based compensation expense related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. We continue to analyze our provisional amounts, which are still subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the U.S. Department of the Treasury. During the three and nine months ended September 30, 2018, we completed certain items for our remeasurement of deferred tax balances and recorded immaterial adjustments.
Our gross unrecognized tax benefits were $4.26 billion and $3.87 billion on September 30, 2018 and December 31, 2017, respectively. If the gross unrecognized tax benefits as of September 30, 2018 were realized in a subsequent period, this would result in a tax benefit of $2.80 billion within our provision of income taxes at such time. The amount of interest and penalties accrued as of September 30, 2018 and December 31, 2017 was $310 million and $154 million, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions and anticipate such amount accrued for future quarters will be similar to the amounts accrued by quarter in 2017.

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner (Tax Court Opinion), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 24, 2018, the Ninth Circuit issued an opinion (Ninth Circuit Opinion) that reversed the Tax Court Opinion. The Ninth Circuit Opinion was subsequently withdrawn and the case is being reheard. Since the Ninth Circuit Opinion was withdrawn, we continue to treat our share-based compensation expense in accordance with the Tax Court Opinion. We also continue to monitor developments in this case and any impact the final opinion could have on our consolidated financial statements.
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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. As of September 30, 2018, we have not resolved this matter, and proceedings continue in the Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
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

Note 11.	Geographical Information
The following table sets forth property and equipment, net by geographic area (in millions):

	September 30, 2018	December 31, 2017
Property and equipment, net:
United States	$16,038	$10,406
Rest of the world(1)	5,074	3,315
Total property and equipment, net	$21,112	$13,721

(1)	No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.

For information regarding revenue disaggregated by geography, see Note 1 — Summary of Significant Accounting Policies, Revenue Recognition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2018 and 2017—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key user metrics and financial results for the third quarter of 2018 are as follows:
User growth:

•	Daily active users (DAUs) were 1.49 billion on average for September 2018, an increase of 9% year-over-year.

•	Monthly active users (MAUs) were 2.27 billion as of September 30, 2018, an increase of 10% year-over-year.
Financial results:

•	Revenue was $13.73 billion, up 33% year-over-year, and ad revenue was $13.54 billion, up 33% year-over-year.

•	Total costs and expenses were $7.95 billion.

•	Income from operations was $5.78 billion.

•	Net income was $5.14 billion with diluted earnings per share of $1.76.

•	Capital expenditures were $3.34 billion.

•	Effective tax rate was 13%.

•	Cash and cash equivalents and marketable securities were $41.21 billion as of September 30, 2018.

•	Headcount was 33,606 as of September 30, 2018, an increase of 45% year-over-year.
In the third quarter of 2018, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will drive significant year-over-year expense growth in 2018: (i) increased investments in safety and security, marketing, video content, and our long-term technology initiatives, and (ii) scaling our headcount and expanding our data center capacity, network infrastructure, and office facilities to support our growth. Expense growth exceeded revenue growth in the third quarter of 2018, which we anticipate will continue in the remainder of 2018 and 2019.

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

Worldwide DAUs increased 9% to 1.49 billion on average during September 2018 from 1.37 billion during September 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during September 2018, relative to the same period in 2017.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of September 30, 2018, we had 2.27 billion MAUs, an increase of 10% from September 30, 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in the third quarter of 2018, relative to the same period in 2017.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or virtual reality platform devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2018 in the United States & Canada region was more than ten times higher than in the Asia-Pacific region.
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

During the third quarter of 2018, worldwide ARPU was $6.09, an increase of 20% from the third quarter of 2017. Over this period, ARPU increased by 30% in United States & Canada, 29% in Europe, 18% in Asia-Pacific, and 14% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Components of Results of Operations
Revenue
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies and resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by users. We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total ad revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Revenue	$13,727	$10,328	$38,924	$27,681
Costs and expenses:
Cost of revenue	2,418	1,448	6,559	3,843
Research and development	2,657	2,052	7,418	5,805
Marketing and sales	1,928	1,170	5,379	3,351
General and administrative	943	536	2,475	1,831
Total costs and expenses	7,946	5,206	21,831	14,830
Income from operations	5,781	5,122	17,093	12,851
Interest and other income, net	131	114	297	281
Income before provision for income taxes	5,912	5,236	17,390	13,132
Provision for income taxes	775	529	2,160	1,467
Net income	$5,137	$4,707	$15,230	$11,665
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Cost of revenue	$72	$47	$202	$128
Research and development	748	776	2,347	2,233
Marketing and sales	133	114	380	330
General and administrative	87	73	251	218
Total share-based compensation expense	$1,040	$1,010	$3,180	$2,909

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	14	17	14
Research and development	19	20	19	21
Marketing and sales	14	11	14	12
General and administrative	7	5	6	7
Total costs and expenses	58	50	56	54
Income from operations	42	50	44	46
Interest and other income, net	1	1	1	1
Income before provision for income taxes	43	51	45	47
Provision for income taxes	6	5	6	5
Net income	37%	46%	39%	42%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	1%	—%	1%	—%
Research and development	5	8	6	8
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	8%	10%	8%	11%

Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Advertising	$13,539	$10,142	33%	$38,373	$27,163	41%
Payments and other fees	188	186	1%	551	518	6%
Total revenue	$13,727	$10,328	33%	$38,924	$27,681	41%
Revenue in the third quarter and the first nine months of 2018 increased $3.40 billion, or 33%, and $11.24 billion, or 41%, respectively, compared to the same periods in 2017. The increases were mostly due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For both the third quarter and the first nine months of 2018, we estimate that mobile advertising revenue represented approximately 92% of total advertising revenue, as compared with approximately 88% and 87%, respectively, in the same periods in 2017. The increases in advertising revenue for the third quarter and the first nine months of 2018 were due to increases in the average price per ad and the number of ads delivered. During the third quarter and first nine months of 2018, the average price per ad increased by 7% and 19%, respectively, as compared with approximately 35% and 25%, respectively, in the same periods in 2017, and the number of ads delivered increased by 25% and 18%, respectively, as compared with approximately 10% and 20%, respectively, in the same periods in 2017.
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
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the third quarter of 2018 compared to the same period in 2017 had an unfavorable impact on revenue. If we had translated revenue for the three months ended September 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $13.89 billion and $13.70 billion, respectively. Using these constant rates, both revenue and advertising revenue would have been $159 million higher than actual revenue and advertising revenue, respectively, for the third quarter of 2018.

Foreign exchange rates had a favorable impact on our total revenue and advertising revenue in first nine months of 2018 compared to the same period in 2017. If we had translated revenue for the nine months ended September 30, 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $38.18 billion and $37.63 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $749 million and $748 million lower than actual total revenue and advertising revenue, respectively, for the first nine months of 2018.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Cost of revenue	$2,418	$1,448	67%	$6,559	$3,843	71%
Percentage of revenue	18%	14%		17%	14%
Cost of revenue in the third quarter and the first nine months of 2018 increased $970 million, or 67%, and $2.72 billion, or 71%, respectively, compared to the same periods in 2017. The increases in both periods were mostly due to increases in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with partnership agreements, including traffic acquisition and content acquisition costs.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Research and development	$2,657	$2,052	29%	$7,418	$5,805	28%
Percentage of revenue	19%	20%		19%	21%
Research and development expenses in the third quarter and the first nine months of 2018 increased $605 million, or 29%, and $1.61 billion, or 28%, respectively, compared to the same periods in 2017. The majority of the increases in both periods were due to increases in payroll and benefits expense as a result of a 45% growth in employee headcount from September 30, 2017 to September 30, 2018 in engineering and other technical functions and increases in professional service expenses. Payroll and benefits expense growth in both periods were less than headcount growth partially due to the lapsing of acquisition-related share-based compensation expense.
Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Marketing and sales	$1,928	$1,170	65%	$5,379	$3,351	61%
Percentage of revenue	14%	11%		14%	12%
Marketing and sales expenses in the third quarter and the first nine months of 2018 increased $758 million, or 65%, and $2.03 billion, or 61%, respectively, compared to the same periods in 2017. The increases in both periods were primarily driven by marketing, community operations, and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 36% increase in employee headcount from September 30, 2017 to September 30, 2018 in our marketing and sales functions.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
General and administrative	$943	$536	76%	$2,475	$1,831	35%
Percentage of revenue	7%	5%		6%	7%
General and administrative expenses in the third quarter and the first nine months of 2018 increased $407 million, or 76%, and $644 million, or 35%, respectively, compared to the same periods in 2017. The increases in both periods were due to increases in payroll and benefits expenses as a result of a 44% increase in employee headcount from September 30, 2017 to September 30, 2018 in general and administrative functions. In addition, for the three months ended September 30, 2018, the increase was also due to higher legal-related costs compared to the same period in 2017.

Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Interest income, net	$176	$108	63%	$465	$266	75%
Other (expense) income, net	(45)	6	NM	(168)	15	NM
Interest and other income, net	$131	$114	15%	$297	$281	6%
Interest and other income, net in the third quarter and the first nine months of 2018 increased $17 million and $16 million, respectively, compared to the same periods in 2017. The increases in both periods were due to the increases in interest income driven by higher interest rates, partially offset by increases in other expense in both periods as a result of the foreign exchange impact occurring from the periodic re-measurement of our foreign currency balances.
Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
	(in millions, except for percentages)
Provision for income taxes	$775	$529	47%	$2,160	$1,467	47%
Effective tax rate	13%	10%		12%	11%
Our provision for income taxes in the third quarter and the first nine months of 2018 increased $246 million, or 47%, and $693 million or 47%, respectively, compared to the same periods in 2017, mostly due to the new minimum tax on certain foreign earnings resulting from the enactment of the 2017 Tax Cuts and Jobs Act (Tax Act) and an increase in income before provision for income taxes, partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% resulting from the enactment of the Tax Act.
Our effective tax rates in the third quarter and the first nine months of 2018 increased compared to same periods in 2017, primarily due to the new minimum tax on certain foreign earnings, partially offset by the decrease in the U.S. statutory tax rate from 35% to 21%.
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
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 29, 2018 price, we expect our effective tax rates for the fourth quarter of 2018 and full year 2019 will be in the mid-teens.
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
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner (Tax Court Opinion), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 24, 2018, the Ninth Circuit issued an opinion (Ninth Circuit Opinion) that reversed the Tax Court Opinion. The Ninth Circuit Opinion was subsequently withdrawn and the case is being reheard. Since the Ninth Circuit Opinion was withdrawn, we continue to treat our share-based compensation expense in accordance with the Tax Court Opinion. We also continue to monitor developments in this case and any impact the final opinion could have on our consolidated financial statements. Had the Ninth

Circuit not withdrawn its opinion, our effective tax rate for the third quarter and the first nine months of 2018 would have been higher.
Unrecognized Tax Benefits. As of September 30, 2018, we had net unrecognized tax benefits of $2.94 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below, the current status of tax audits in various jurisdictions, and excluding the effects of the Altera Corp. v. Commissioner case that we are monitoring, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. As of September 30, 2018, we have not resolved this matter, and proceedings continue in the Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist primarily of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $41.21 billion as of September 30, 2018, a decrease of $505 million from December 31, 2017, mostly due to $21.66 billion of cash generated from operations, offset by $9.61 billion for purchases of property and equipment, $9.38 billion for repurchases of our Class A common stock, and $2.66 billion of taxes paid related to net share settlement of equity awards.
Cash paid for income taxes (net of refunds) was $2.73 billion for the first nine months of 2018. As of September 30, 2018, our federal net operating loss carryforward was $6.50 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2018. As of September 30, 2018, we had $244 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2018. In addition, we are monitoring the Altera Corp. v. Commissioner case as it applies to our facts and circumstances as it could increase our cash paid for income taxes.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of September 30, 2018, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
In November 2016, our board of directors authorized a $6.0 billion share repurchase program of our Class A common stock. We completed repurchases under this authorization during the second quarter of 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. During the nine months ended September 30, 2018, we repurchased and subsequently retired approximately 54 million shares of our Class A common stock for an aggregate amount of approximately $9.38 billion. As of September 30, 2018, approximately $3.54 billion remained available and authorized for repurchases.
In the first nine months of 2018, we paid $2.66 billion of taxes related to the net share settlement of equity awards.
As of September 30, 2018, $13.61 billion of the $41.21 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first nine months of 2018 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $3.18 billion and total depreciation and amortization of $3.09 billion. The increase in cash flow from operating activities during the first nine months of 2018, compared to the same period in 2017 was mostly due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization, and share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities was $7.92 billion for the first nine months of 2018 and consisted of $9.61 billion of capital expenditures as we continued to invest in data centers, servers, network infrastructure and office buildings, offset by $1.84 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during the first nine months of 2018, compared to the same period in 2017, was mostly due to a decrease in the net purchases of marketable securities, partially offset by an increase in capital expenditures.
We anticipate making capital expenditures in 2018 of approximately $14.0 to $14.5 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first nine months of 2018 mostly consisted of $9.38 billion for repurchases of our Class A common stock, and $2.66 billion of taxes paid related to net share settlement of equity awards. The increase in cash used in financing activities during the first nine months of 2018, compared to the same period in 2017, was mostly due to an increase in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2018.
Contractual Obligations
Our principal commitments consist of obligations under operating leases, which include among others, certain of our offices, data center, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2018 (in millions):

		Payment Due by Period
	Total	The remainder of 2018	2019-2020	2021-2022	Thereafter
Operating lease obligations	$12,389	$108	$1,599	$1,852	$8,830
Financing obligation - building in progress - leased facility(1)	119	—	10	18	91
Other contractual commitments(2)	5,288	2,465	1,131	232	1,460
Total contractual obligations	$17,796	$2,573	$2,740	$2,102	$10,381

(1)
Financing obligation - building in progress - leased facility represents our commitment to lease an office building that is currently under construction. As of September 30, 2018, $70 million of the total obligation was recorded as a liability and is included in other liabilities on our condensed consolidated balance sheets. See Note 8 of the accompanying notes to our condensed consolidated financial statements for additional information related to this financing obligation.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.
As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $8.17 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities include $2.94 billion related to uncertain tax positions as of September 30, 2018. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis applied either to the earliest comparative period or at transition and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected and implemented a lease accounting system, and are in the process of validating the accuracy of the reports generated from the system and finalizing our accounting policy and use of optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect all of our leases including our operating leases, as disclosed in Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly

Report on Form 10-Q, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains recognized in the three and nine months ended September 30, 2018 and 2017 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents, and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $515 million and $611 million in the market value of our available-for-sale debt securities as of September 30, 2018 and December 31, 2017, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018, and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to the misuse of certain data by a developer. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our user data practices and the events surrounding the misuse of certain data by a developer became the subject of U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
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

•
there is decreased engagement with our products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, or other actions by governments that may affect the accessibility of our products in their countries;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. For the first nine months of 2018, advertising accounted for 99% of our revenue. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
Our advertising revenue could also be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on our products;

•	our inability to continue to increase user access to and engagement with our products;

•	product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

•	our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•	our inability to maintain or increase the quantity or quality of ads shown to users, including as a result of technical infrastructure constraints;

•	user behavior or product changes that may reduce traffic to features or products that we successfully monetize, including as a result of our efforts to promote the Stories format;

•	reductions of advertising by marketers due to our efforts to implement advertising policies that protect the security and integrity of our platform;

•	changes to third-party policies that limit our ability to deliver or target advertising;

•
the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

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

•	the degree to which users cease or reduce the number of times they engage with our ads;

•	changes in the way advertising on mobile devices or on personal computers is measured or priced;

•	changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and

•	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.
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
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple recently released an update to its Safari browser that limits the use of third-party cookies, which will reduce our ability to provide the most relevant ads to our users and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on the web, mobile devices and online generally. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging (iMessage), Google in advertising (Google search) and video (YouTube), and Tencent in messaging and social media (WeChat). We also compete with companies that provide regional social networks, many of whom have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services.
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
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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
Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

For example, we recently announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens, which were then used to access certain profile information from approximately 29 million user accounts on Facebook. While we have taken steps to remediate the attack, including fixing the vulnerability, resetting user access tokens and notifying affected users, we may discover and announce additional developments, which could further erode confidence in our brand. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
We anticipate that our ongoing investments in safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may also be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. The discovery of the foregoing may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such discoveries may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of our consumer hardware products or other products we may introduce in the future;

•	changes to existing products or services or the development and introduction of new products or services by us or our competitors;

•	user behavior or product changes that may reduce traffic to features or products that we successfully monetize;

•
increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive, including costs related to our data centers and technical infrastructure;

•	costs related to our safety, security, and content review efforts;

•	costs and expenses related to the development and delivery of our consumer hardware products;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•
the overall tax rate for our business, which may be affected by the mix of income we earn in the U.S. and in jurisdictions with comparatively lower tax rates, the effects of share-based compensation, the effects of integrating intellectual property from acquisitions, and the effects of changes in our business;

•
the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and may significantly affect the effective tax rate of that period;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on safety, security, and content review. We will continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our consumer hardware and virtual and augmented reality products and technologies. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first nine months of 2018, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $664 million and our effective tax rate by four percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. For example, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. For example, data protection and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions in connection with our user data practices, the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters. Beginning in September 2018, we also became subject to Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.

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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we may be subject to additional class action lawsuits based on employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters, the disclosure of our earnings results for the second quarter of 2018, and a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. We believe these lawsuits are without merit and are vigorously defending them. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations.
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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, Oculus and WhatsApp are larger and more complex than companies we have historically acquired. In particular, the technology and products we acquired from Oculus are relatively new to Facebook and we did not have significant experience with, or structure in place to support, such technology and products prior to the acquisition. We continue to make substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. For example, we recently announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, vulnerabilities, or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 33,606 as of September 30, 2018 from 23,165 as of September 30, 2017, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a significant number of employees and contractors in order to address various safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	enhanced difficulty in reviewing content on our platform and enforcing our community standards across different languages and countries;

•	fluctuations in currency exchange rates and compliance with currency controls;

•
foreign exchange controls and tax and other regulations and orders that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions;

•	compliance with statutory equity requirements and management of tax consequences; and

•	geopolitical events affecting us, our marketers or our industry, including trade disputes.
If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.
We face design, manufacturing, and supply chain risks that, if not properly managed, could adversely impact our financial results.
We face a number of risks related to design, manufacturing, and supply chain management with respect to our consumer hardware products. For example, the consumer hardware products we sell may have quality issues resulting from the design or manufacture of the products, or from the software used in the products. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our consumer hardware products does not meet our customers' expectations or such products are found to be defective, then our brand and financial results could be adversely affected.
We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products. We may experience supply shortages or other disruptions in logistics or the supply chain in the future that could result in shipping delays and negatively impact our operations. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them.
We also require the suppliers and business partners of our consumer hardware products to comply with laws and certain company policies regarding sourcing practices and standards on labor, health and safety, the environment, and business ethics, but we do not control them or their practices and standards. If any of them violates laws, fails to implement changes in accordance with newly enacted laws, or implements practices or standards regarded as unethical, corrupt, or non-compliant, we could experience supply chain disruptions, government action or fines, canceled orders, or damage to our reputation.
In addition, the SEC’s conflict minerals rule requires disclosure by public companies of information relating to the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. We may incur significant costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our consumer hardware products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities.
We may face inventory risk with respect to our consumer hardware products.
We may be exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new consumer hardware product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of these factors may adversely affect our operating results.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. In addition, the Ninth Circuit Court of Appeals is expected to issue a decision in Altera Corp. v. Commissioner regarding the treatment of share-based compensation expense in a cost sharing arrangement, which could have a material effect on our tax obligations and effective tax rate for the quarter in which the decision is issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
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
The 2017 Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. We have completed certain items for our remeasurement of deferred tax balances and recorded immaterial adjustments as of September 30, 2018. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
Although our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through September 30, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation in connection with the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies and related matters, as well as the disclosure of our earnings results for the second quarter of 2018. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
July 1 – 31, 2018	5,288	$198.56	5,288	$6,750
August 1 – 31, 2018	6,480	$177.52	6,480	$5,600
September 1 – 30, 2018	12,535	$163.98	12,535	$3,544
	24,303		24,303

(1)
In November 2016, our board of directors authorized a share repurchase program of up to $6.0 billion of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We completed repurchases under this authorization during the second quarter of 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of October 2018.

FACEBOOK, INC.

Date: October 31, 2018	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2018	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)