Form 10-K
period 2018-12-31
Facebook Inc
filed 2019-01-31
CIK 1326801

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $486 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
On January 28, 2019, the registrant had 2,385,533,940 shares of Class A common stock and 468,455,860 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

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

In the fourth quarter of 2018, we estimate that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimate that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
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
Our top priority is to build useful and engaging products that enable people to connect and share with friends and family through mobile devices, personal computers, and other surfaces. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest friends to the public at large, and stay connected everywhere by accessing our products, including:

•
Facebook. Facebook enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. There are a number of different ways to engage with people on Facebook, including News Feed which displays an algorithmically-ranked series of stories and advertisements individualized for each person.

•	Instagram. Instagram brings people closer to the people and things they love. It is a community for sharing photos, videos, and messages, and enables people to discover interests that they care about.

•	Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, groups and businesses across platforms and devices.

•	WhatsApp. WhatsApp is a simple, reliable and secure messaging application that is used by people and businesses around the world to communicate in a private way.

•	Oculus. Our hardware, software, and developer ecosystem allows people around the world to come together and connect with each other through our Oculus virtual reality (VR) products.
We generate substantially all of our revenue from selling advertising placements to marketers. Our ads enable marketers to reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites.
We are also investing in other consumer hardware products and a number of longer-term initiatives, such as connectivity efforts, artificial intelligence (AI), and augmented reality, to develop technologies that we believe will help us better serve our mission to give people the power to build community and bring the world closer together.
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
We also compete with the following:

•
Companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent in messaging and social media, and Amazon in advertising.

•	Companies that provide regional social networks, many of which have strong positions in particular countries.

•	Traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

•	Companies that develop and deliver consumer hardware and virtual reality products and services.
As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Technology
Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video increases, and as we deepen our investment in new technologies like AI, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security and integrity of our platform by investing in both people and technology to strengthen our systems against abuse.
Sales and Operations
The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, as well as through advertising agencies and resellers. We operate more than 60 offices around the globe, the majority of which have a sales presence. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.
Marketing
To date, our communities have grown organically with people inviting their friends to connect with them, supported by internal efforts to stimulate awareness and interest. In addition, we have invested and will continue to invest in marketing our products and services to grow our brand and help build community around the world.
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
Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. We are currently, and may in the future be, subject to regulatory orders or consent decrees. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
Employees
As of December 31, 2018, we had 35,587 employees.
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

•
there are decreases in user sentiment due to questions about the quality or usefulness of our products or our user data practices, or concerns related to privacy and sharing, safety, security, well-being, or other factors;

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

•
user behavior or product changes that may reduce traffic to features or products that we successfully monetize, including as a result of our efforts to promote the Stories format or increased usage of our messaging products;

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

•	loss of advertising market share to our competitors, including if prices to purchase our ads increase or if competitors offer lower priced, more integrated or otherwise more effective products;

•	adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•
reductions of advertising by marketers due to objectionable content published on our products by third parties, questions about our user data practices, concerns about brand safety, or uncertainty regarding their own legal and compliance obligations;

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we implemented in connection with the GDPR, other similar changes that we implemented in the United States and around the world, or other product changes or controls we may implement in the future, whether in connection with other regulations, regulatory actions or otherwise, that impact our ability to target ads;

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
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple recently released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on the web, mobile devices and online generally. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent in messaging and social media, and Amazon in advertising. We also compete with companies that provide regional social networks, many of which have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services.
Some of our current and potential competitors may have greater resources or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Facebook products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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

Actions by governments that restrict access to Facebook or our other products in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.
Governments of one or more countries in which we operate from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, we previously announced changes to our News Feed ranking algorithm to help our users have more meaningful interactions, and these changes have had, and we expect will continue to have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of apps, it is possible that these efforts may from time to time reduce engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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

For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens, which were then used to access certain profile information from approximately 29 million user accounts on Facebook. While we took steps to remediate the attack, including fixing the vulnerability, resetting user access tokens and notifying affected users, we may discover and announce additional developments, which could further erode confidence in our brand. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
We anticipate that our ongoing investments in safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, including as a result of our data limitations or the scale of activity on our platform, and we may be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. The discovery of the foregoing may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such discoveries may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit, objectionable, or illegal ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and we have continued to receive negative publicity. Such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
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

•	costs related to our safety, security, and content review efforts;

•	costs and expenses related to the development and delivery of our consumer hardware products;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages or government blocking, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;

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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2018, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $717 million and our effective tax rate by approximately three percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also is subject to challenge by regulators and private parties. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and the Irish High Court has referred this challenge to the Court of Justice of the European Union for decision. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp’s terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator, the Irish Data Protection Commissioner, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to U.S. Federal Trade Commission, Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. Beginning in September 2018, we also became subject to Irish Data Protection Commission, U.S. Federal Trade Commission and other government inquiries in the United States, Europe, and other jurisdictions in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.

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

For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, the disclosure of our earnings results for the second quarter of 2018, and a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. We believe these lawsuits are without merit and are vigorously defending them. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, there have been recent legislative proposals in the European Union that could expose online platforms to liability for copyright infringement. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may result in the imposition of significant fines for failure to comply with certain content removal and disclosure obligations, and other countries are considering or have implemented similar legislation imposing penalties for failure to remove content. If any of these events occur, our business and financial results could be adversely affected.
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
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions.

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
The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. For example, the technology and products we acquired from Oculus were relatively new to Facebook at the time of the acquisition, and we did not have significant experience with, or structure in place to support, such technology and products prior to the acquisition. We continue to make substantial investments of resources to support our acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.
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
Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, vulnerabilities, or other design defects within the software on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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

In the fourth quarter of 2018, we estimate that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimate that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 35,587 as of December 31, 2018 from 25,105 as of December 31, 2017, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
In addition, we may be subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We also intend to launch certain payments functionality on WhatsApp, which may subject us to many of the foregoing risks.
We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.
We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook and certain of our other products are not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, and regulatory oversight;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions;

•	compliance with statutory equity requirements and management of tax consequences; and

•	geopolitical events affecting us, our marketers or our industry, including trade disputes.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017, and the issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, the Ninth Circuit Court of Appeals is expected to issue a decision in Altera Corp. v. Commissioner regarding the treatment of share-based compensation expense in a cost sharing arrangement, which could have a material effect on our tax obligations and effective tax rate for the quarter in which the decision is issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, the United Kingdom, Spain, Italy, and France have each proposed taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business.
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
Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities described above could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Although our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through December 31, 2018. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us, or developments in pending lawsuits;

•	developments in anticipated or new legislation or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies;

•	trading activity in our share repurchase program; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, as well as the disclosure of our earnings results for the second quarter of 2018. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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
Our corporate headquarters are located in Menlo Park, California. As of December 31, 2018, we owned and leased approximately six million square feet of office and building space for our corporate headquarters and in the surrounding areas, and approximately 89 acres of land to be developed to accommodate anticipated future growth.
In addition, we leased offices around the world totaling approximately seven million square feet. We also own and lease data centers throughout the United States and in various locations internationally.
We believe that our facilities are adequate for our current needs.

Item 3.	Legal Proceedings
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018, and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission, Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "FB" since May 18, 2012. Prior to that time, there was no public market for our stock.
Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of December 31, 2018, there were 3,780 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $131.09 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2018, there were 41 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended December 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2018	—	$—	—	$3,544
November 1 - 30, 2018	—	$—	—	$3,544
December 1 - 31, 2018	25,708	$137.87	25,708	$9,000
	25,708		25,708

(1)
In November 2016, our board of directors authorized a share repurchase program that commenced in January 2017 and does not have an expiration date. We completed repurchases under the original authorization to purchase up to $6.0 billion of our Class A common stock during the second quarter of 2018. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion, and we completed repurchases under this authorization during the fourth quarter of 2018. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program, all of which remained available for future repurchases as of December 31, 2018. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2018. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2013 in the Class A common stock of Facebook, Inc., the S&P 500 Index and the Nasdaq Composite and data for the S&P 500 Index and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The consolidated statements of income data for each of the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015, and 2014 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$55,838	$40,653	$27,638	$17,928	$12,466
Total costs and expenses(1)	30,925	20,450	15,211	11,703	7,472
Income from operations	$24,913	$20,203	$12,427	$6,225	$4,994
Income before provision for income taxes	$25,361	$20,594	$12,518	$6,194	$4,910
Net income	$22,112	$15,934	$10,217	$3,688	$2,940
Net income attributable to Class A and Class B common stockholders	$22,111	$15,920	$10,188	$3,669	$2,925
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$7.65	$5.49	$3.56	$1.31	$1.12
Diluted	$7.57	$5.39	$3.49	$1.29	$1.10
(1) Total costs and expenses include $4.15 billion, $3.72 billion, $3.22 billion, $2.97 billion, and $1.84 billion of share-based compensation for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$41,114	$41,711	$29,449	$18,434	$11,199
Working capital	$43,463	$44,803	$31,526	$19,727	$11,966
Property and equipment, net	$24,683	$13,721	$8,591	$5,687	$3,967
Total assets	$97,334	$84,524	$64,961	$49,407	$39,966
Capital lease obligations	$—	$—	$—	$114	$233
Total liabilities	$13,207	$10,177	$5,767	$5,189	$3,870
Additional paid-in capital	$42,906	$40,584	$38,227	$34,886	$30,225
Total stockholders' equity	$84,127	$74,347	$59,194	$44,218	$36,096

 Free Cash Flow
In addition to other financial measures presented in accordance with U.S. generally accepted accounting principles (GAAP), we monitor free cash flow (FCF) as a non-GAAP measure to manage our business, make planning decisions, evaluate our performance, and allocate resources. We define FCF as net cash provided by operating activities reduced by net purchases of property and equipment.
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
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$29,274	$24,216	$16,108	$10,320	$7,326
Purchases of property and equipment, net	(13,915)	(6,733)	(4,491)	(2,523)	(1,831)
Free cash flow	$15,359	$17,483	$11,617	$7,797	$5,495

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2018 using 2017 monthly exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Full Year 2018 Results
Our key user metrics and financial results for 2018 are as follows:
User growth:

•	Daily active users (DAUs) were 1.52 billion on average for December 2018, an increase of 9% year-over-year.

•	Monthly active users (MAUs) were 2.32 billion as of December 31, 2018, an increase of 9% year-over-year.
Financial results:

•	Revenue was $55.84 billion, up 37% year-over-year, and ad revenue was $55.01 billion, up 38% year-over-year.

•	Total costs and expenses were $30.93 billion.

•	Income from operations was $24.91 billion.

•	Net income was $22.11 billion with diluted earnings per share of $7.57.

•	Capital expenditures were $13.92 billion.

•	Effective tax rate was 13%.

•	Cash and cash equivalents, and marketable securities were $41.11 billion as of December 31, 2018.

•	Headcount was 35,587 as of December 31, 2018, an increase of 42% year-over-year.
In 2018, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will continue to drive significant year-over-year expense growth in 2019: (i) expanding our data center capacity, network infrastructure, and office facilities as well as scaling our headcount to support our growth, and (ii) investments in safety and security, marketing, video content, and our long-term technology initiatives. Expense growth exceeded revenue growth in 2018, which we anticipate will continue in 2019.

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

Worldwide DAUs increased 9% to 1.52 billion on average during December 2018 from 1.40 billion during December 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during December 2018, relative to the same period in 2017.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2018, we had 2.32 billion MAUs, an increase of 9% from December 31, 2017. Users in India, Indonesia, and the Philippines represented key sources of growth in 2018, relative to the same period in 2017.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2018 in the United States & Canada region was more than ten times higher than in the Asia-Pacific region.
Note: Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in our consolidated financial statements where revenue is geographically apportioned based on the location of the customer.

For 2018, worldwide ARPU was $24.96, an increase of 24% from 2017. Over this period, ARPU increased by 34% in Europe, 33% in United States & Canada, 21% in Rest of World, and 20% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with income taxes, loss contingencies, and business combinations and valuation of goodwill and other acquired intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.
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
The outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 9—Commitments and Contingencies and Note 12—Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.
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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2018, no impairment of goodwill has been identified.
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
Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by users.
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
Payments and other fees. Payments revenue is comprised of the net fee we receive from developers using our Payments infrastructure. Our other fees revenue consists primarily of revenue from the delivery of consumer hardware devices, as well as revenue from various other sources.
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware device inventory sold.
Research and development. Research and development expenses consist primarily of share-based compensation, salaries, and benefits for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
Marketing and sales. Our marketing and sales expenses consist of salaries, share-based compensation, and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures, and professional services such as content reviewers.
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

Results of Operations
The following tables set forth our consolidated statements of income data:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Consolidated Statements of Income Data:
Revenue	$55,838	$40,653	$27,638
Costs and expenses:
Cost of revenue	9,355	5,454	3,789
Research and development	10,273	7,754	5,919
Marketing and sales	7,846	4,725	3,772
General and administrative	3,451	2,517	1,731
Total costs and expenses	30,925	20,450	15,211
Income from operations	24,913	20,203	12,427
Interest and other income (expense), net	448	391	91
Income before provision for income taxes	25,361	20,594	12,518
Provision for income taxes	3,249	4,660	2,301
Net income	$22,112	$15,934	$10,217
Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cost of revenue	$284	$178	$113
Research and development	3,022	2,820	2,494
Marketing and sales	511	436	368
General and administrative	335	289	243
Total share-based compensation expense	$4,152	$3,723	$3,218

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	17	13	14
Research and development	18	19	21
Marketing and sales	14	12	14
General and administrative	6	6	6
Total costs and expenses	55	50	55
Income from operations	45	50	45
Interest and other income (expense), net	1	1	—
Income before provision for income taxes	45	51	45
Provision for income taxes	6	11	8
Net income	40%	39%	37%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	1%	—%	—%
Research and development	5	7	9
Marketing and sales	1	1	1
General and administrative	1	1	1
Total share-based compensation expense	7%	9%	12%

Revenue

	Year Ended December 31,			2018 vs 2017 % Change	2017 vs 2016 % Change
	2018	2017	2016
	(in millions)
Advertising	$55,013	$39,942	$26,885	38%	49%
Payments and other fees	825	711	753	16%	(6)%
Total revenue	$55,838	$40,653	$27,638	37%	47%

2018 Compared to 2017. Revenue in 2018 increased $15.19 billion, or 37%, compared to 2017. The increase was mostly due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For 2018, we estimate that mobile advertising revenue represented approximately 92% of total advertising revenue, as compared with approximately 88% in 2017. The increase in advertising revenue for 2018 was due to increases in the number of ads delivered and the average price per ad. In 2018 compared to 2017, the number of ads delivered increased by 22%, as compared with approximately 15% in 2017, and the average price per ad increased by 13%, as compared with approximately 29% in 2017.
The increase in the ads delivered was driven by an increase in users and their engagement, and an increase in the number and frequency of ads displayed across our products. The increase in average price per ad was driven by an increase in demand for our ad inventory. Factors contributing to the increase in demand for our ad inventory include an increase in spend from existing marketers and an increase in the number of marketers actively advertising on our platform as well as the quality, relevance, and performance of those ads. We anticipate that future advertising revenue growth will be driven by a combination of price and the number of ads displayed.
Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 23%, 26%, and 27% between the third and fourth quarters of 2018, 2017, and 2016, respectively, while advertising revenue for both the first quarters of 2018 and 2017 declined 8% and 9% compared to the fourth quarters of 2017 and 2016, respectively.
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
No customer represented 10% or more of total revenue during the years ended December 31, 2018, 2017, and 2016.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the full year 2018 compared to the same period in 2017, and in the full year 2017 compared to the same period in 2016, had a favorable impact on our revenue. If we had translated revenue for the full year 2018 using the prior year's monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $55.44 billion and $54.61 billion, respectively. If we had translated revenue for the full year 2017 using 2016 monthly exchange rates for our settlement currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $40.36 billion and $39.65 billion, respectively. Using these constant rates, both total revenue and advertising revenue would have been $401 million lower than actual revenue and advertising revenue for the full year 2018, and $293 million and $292 million lower than actual revenue and advertising revenue, respectively, for the full year 2017.
Cost of revenue

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(dollars in millions)
Cost of revenue	$9,355	$5,454	$3,789	72%	44%
Percentage of revenue	17%	13%	14%

2018 Compared to 2017. Cost of revenue in 2018 increased $3.90 billion, or 72%, compared to 2017. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure and higher costs associated with partnership agreements, including traffic acquisition and content acquisition costs.
2017 Compared to 2016. Cost of revenue in 2017 increased $1.67 billion, or 44%, compared to 2016. The majority of the increase was due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher costs associated with partnership agreements, including content acquisition costs, and ads payment processing.
In 2019, we anticipate that the cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services and, to a lesser extent, due to higher costs associated with ads payment processing and various partnership agreements.
Research and development

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(dollars in millions)
Research and development	$10,273	$7,754	$5,919	32%	31%
Percentage of revenue	18%	19%	21%

2018 Compared to 2017. Research and development expenses in 2018 increased $2.52 billion, or 32%, compared to 2017. The majority of the increase was due to an increase in payroll and benefits expense as a result of a 43% growth in employee headcount from December 31, 2017 to December 31, 2018 in engineering and other technical functions, and, to a lesser extent, an increase in professional service expenses. Payroll and benefits expense growth was less than headcount growth partially due to a $473 million decrease in share-based compensation related to the acquisitions completed in 2014.
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

In 2019, we plan to continue to hire software engineers and other technical employees, and to increase our investment to support our research and development initiatives. We expect payroll and related expenses growth to be more consistent with headcount growth as share-based compensation related to the acquisitions completed in 2014 are now substantially recognized.
Marketing and sales

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(dollars in millions)
Marketing and sales	$7,846	$4,725	$3,772	66%	25%
Percentage of revenue	14%	12%	14%

2018 Compared to 2017. Marketing and sales expenses in 2018 increased $3.12 billion, or 66%, compared to 2017. The increase was mostly driven by marketing, community operations, and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 33% increase in employee headcount from December 31, 2017 to December 31, 2018 in our marketing and sales functions.
2017 Compared to 2016. Marketing and sales expenses in 2017 increased $953 million, or 25%, compared to 2016. The majority of the increase was due to increases in payroll and benefits expenses as a result of a 35% increase in employee headcount from December 31, 2016 to December 31, 2017 in our marketing and sales functions, and increases in our consulting and other professional service fees.
In 2019, we plan to continue the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts and to increase our investment in community operations to support our security efforts.
General and administrative

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(dollars in millions)
General and administrative	$3,451	$2,517	$1,731	37%	45%
Percentage of revenue	6%	6%	6%

2018 Compared to 2017. General and administrative expenses in 2018 increased $934 million, or 37%, compared to 2017. The increase was primarily due to increases in payroll and benefits expenses as a result of a 32% increase in employee headcount from December 31, 2017 to December 31, 2018 in general and administrative functions.
2017 Compared to 2016. General and administrative expenses in 2017 increased $786 million, or 45%, compared to 2016. The majority of the increase was due to an increase in payroll and benefits expenses as a result of a 58% increase in employee headcount from December 31, 2016 to December 31, 2017 in general and administrative functions, and to a lesser extent, higher legal-related costs.
In 2019, we plan to continue to increase general and administrative expenses to support overall company growth.
Interest and other income (expense), net

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(in millions)
Interest income, net	$652	$392	$166	66%	136%
Other income (expense), net	(204)	(1)	(75)	NM	99%
Interest and other income (expense), net	$448	$391	$91	15%	NM

2018 Compared to 2017. Interest and other income, net in 2018 increased $57 million compared to 2017. The increase in 2018 was due to an increase in interest income driven by higher interest rates, partially offset by an increase in other expense as a result of foreign exchange impact occurring from the periodic re-measurement of our foreign currency balances.
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
Provision for income taxes

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
	(dollars in millions)
Provision for income taxes	$3,249	$4,660	$2,301	(30)%	103%
Effective tax rate	13%	23%	18%

2018 Compared to 2017. Our provision for income taxes in 2018 decreased $1.41 billion, or 30%, compared to 2017, primarily due to a one-time expense of approximately $2.27 billion in 2017 resulting from the Tax Act, partially offset by an increase in income before provision for income taxes.
Our effective tax rate in 2018 decreased compared to 2017, primarily due to a one-time tax expense of approximately $2.27 billion related to the Tax Act in 2017.
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
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 28, 2019 price, we expect our effective tax rate for 2019 will be a few percentage points higher than our 2018 rate.
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
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp v. Commissioner (Tax Court Opinion), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 24, 2018, the Ninth Circuit issued an opinion (Ninth Circuit Opinion) that reversed the Tax Court Opinion. The Ninth Circuit Opinion was subsequently withdrawn and the case is being reheard. Since the Ninth Circuit Opinion was withdrawn, we continue to treat our share-based compensation expense in accordance with the Tax Court Opinion. We also continue to monitor developments in this case and any impact the final opinion could have on our consolidated financial statements. Had the Ninth Circuit not withdrawn its opinion, our effective tax rate for 2018 would have been higher.

Unrecognized Tax Benefits. As of December 31, 2018, we had net unrecognized tax benefits of $3.07 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below, the current status of tax audits in various jurisdictions, and excluding the effects of the Altera Corp v. Commissioner case that we are monitoring, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act. As of December 31, 2018, we have not resolved these matters, and proceedings continue in Tax Court.
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

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Advertising	$16,640	$13,539	$13,038	$11,795	$12,779	$10,142	$9,164	$7,857
Payments and other fees	274	188	193	171	193	186	157	175
Total revenue	16,914	13,727	13,231	11,966	12,972	10,328	9,321	8,032
Costs and expenses:
Cost of revenue	2,796	2,418	2,214	1,927	1,611	1,448	1,237	1,159
Research and development	2,855	2,657	2,523	2,238	1,949	2,052	1,919	1,834
Marketing and sales	2,467	1,928	1,855	1,595	1,374	1,170	1,124	1,057
General and administrative	976	943	776	757	686	536	640	655
Total costs and expenses	9,094	7,946	7,368	6,517	5,620	5,206	4,920	4,705
Income from operations	7,820	5,781	5,863	5,449	7,352	5,122	4,401	3,327
Interest and other income (expense), net	151	131	5	161	110	114	87	81
Income before provision for income taxes	7,971	5,912	5,868	5,610	7,462	5,236	4,488	3,408
Provision for income taxes	1,089	775	762	622	3,194	529	594	344
Net income	$6,882	$5,137	$5,106	$4,988	$4,268	$4,707	$3,894	$3,064
Less: Net income attributable to participating securities	—	—	—	1	2	3	4	5
Net income attributable to Class A and Class B common stockholders	$6,882	$5,137	$5,106	$4,987	$4,266	$4,704	$3,890	$3,059
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.40	$1.78	$1.76	$1.72	$1.47	$1.62	$1.34	$1.06
Diluted	$2.38	$1.76	$1.74	$1.69	$1.44	$1.59	$1.32	$1.04

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in millions)
Cost of revenue	$82	$72	$74	$56	$50	$47	$47	$34
Research and development	675	748	881	718	587	776	787	670
Marketing and sales	130	133	139	109	106	114	120	96
General and administrative	84	87	92	72	71	73	78	67
Total share-based compensation expense	$971	$1,040	$1,186	$955	$814	$1,010	$1,032	$867

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(as a percentage of total revenue)
Consolidated Statements of Income Data:
Revenue:
Advertising	98%	99%	99%	99%	99%	98%	98%	98%
Payments and other fees	2	1	1	1	1	2	2	2
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	18	17	16	12	14	13	14
Research and development	17	19	19	19	15	20	21	23
Marketing and sales	15	14	14	13	11	11	12	13
General and administrative	6	7	6	6	5	5	7	8
Total costs and expenses	54	58	56	54	43	50	53	59
Income from operations	46	42	44	46	57	50	47	41
Interest and other income (expense), net	1	1	—	1	1	1	1	1
Income before provision for income taxes	47	43	44	47	58	51	48	42
Provision for income taxes	6	6	6	5	25	5	6	4
Net income	41%	37%	39%	42%	33%	46%	42%	38%
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	—
Net income attributable to Class A and Class B common stockholders	41%	37%	39%	42%	33%	46%	42%	38%
Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(as a percentage of total revenue)
Cost of revenue	—%	1%	1%	—%	—%	—%	1%	—%
Research and development	4	5	7	6	5	8	8	8
Marketing and sales	1	1	1	1	1	1	1	1
General and administrative	—	1	1	1	1	1	1	1
Total share-based compensation expense	6%	8%	9%	8%	6%	10%	11%	11%

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$29,274	$24,216	$16,108
Net cash used in investing activities	$(11,603)	$(20,118)	$(11,792)
Net cash used in financing activities	$(15,572)	$(5,235)	$(310)
Purchases of property and equipment, net	$(13,915)	$(6,733)	$(4,491)
Depreciation and amortization	$4,315	$3,025	$2,342
Share-based compensation	$4,152	$3,723	$3,218
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $41.11 billion as of December 31, 2018, a decrease of $597 million from December 31, 2017, mostly due to $13.92 billion for purchases of property and equipment, $12.88 billion for repurchases of our Class A common stock, and $3.21 billion of taxes paid related to net share settlement of equity awards, offset by $29.27 billion of cash generated from operations and a $500 million increase in overdraft in cash pooling entities.
Cash paid for income taxes was $3.76 billion for the year ended December 31, 2018. As of December 31, 2018, our federal net operating loss carryforward was $7.88 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2018. As of December 31, 2018, we had $290 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2018. In addition, we are monitoring the Altera Corp. v. Commissioner case as it applies to our facts and circumstances as it could increase our cash paid for income taxes.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of December 31, 2018, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. During the second quarter of 2018, we completed repurchases under the original authorization to purchase up to $6.0 billion of our Class A common stock. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion, and we completed repurchases under this authorization during the fourth quarter of 2018. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the year ended December 31, 2018, we repurchased and subsequently retired 79 million shares of our Class A common stock for $12.93 billion. As of December 31, 2018, $9.0 billion remained available and authorized for repurchases.
In 2018, we paid $3.21 billion of taxes related to the net share settlement of equity awards.
In 2018, we established a multi-currency notional cash pool for certain of our entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. As part of the notional cash pool agreement, the bank extends overdraft credit to our participating entities as needed, provided that the overall notionally pooled balance of all accounts in the pool at the end of each day is at least zero. In the unlikely event of a default by our collective entities participating in the pool, any overdraft balances incurred would be guaranteed by Facebook, Inc. See Note 9—Commitments and Contingencies of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our notional cash pooling arrangement.
As of December 31, 2018, $16.28 billion of the $41.11 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

Cash Provided by Operating Activities
Cash flow from operating activities during 2018 mostly consisted of net income, adjusted for certain non-cash items, such as total depreciation and amortization of $4.32 billion and share-based compensation expense of $4.15 billion. The increase in cash flow from operating activities during 2018 compared to 2017 was mostly due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization, deferred income tax and share-based compensation expense. Due to the enactment of the Tax Act in 2017, we recorded a higher tax liability in 2017, which partially offset the increase in cash flow from operating activities in 2018.
Cash flow from operating activities during 2017 mostly consisted of net income, adjusted for certain non-cash items, such as share-based compensation expense of $3.72 billion and total depreciation and amortization of $3.03 billion. The increase in cash flow from operating activities during 2017 compared to 2016 was mostly due to an increase in net income, adjusted for certain non-cash items, such as depreciation and amortization and share-based compensation expense. Due to the enactment of the Tax Act in 2017, we recorded a provisional tax liability of $2.9 billion relating to the one-time mandatory transition tax on our accumulated foreign earnings, which also contributed to the increase in 2017 compared to 2016.
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
Cash Used in Investing Activities
Cash used in investing activities during 2018 mostly resulted from $13.92 billion of capital expenditures as we continued to invest in data centers, servers, network infrastructure, and office buildings, offset by $2.47 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during 2018 compared to 2017 was mostly due to a decrease in the net purchases of marketable securities, partially offset by an increase in capital expenditures.
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
We anticipate making capital expenditures in 2019 of approximately $18 billion to $20 billion.
Cash Used in Financing Activities
Cash used in financing activities during 2018 consisted of $12.88 billion paid for repurchases of our Class A common stock, and $3.21 billion of taxes paid related to net share settlement of equity awards, offset by a $500 million overdraft in cash pooling entities. The increase in cash used in financing activities during 2018 compared to 2017 was mostly due to an increase in repurchases of our Class A common stock, partially offset by an increase in overdraft balances in cash pooling entities.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations
Our principal commitments consist of obligations under operating leases, which include among others, certain of our offices, data centers, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018 (in millions):

		Payment Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Operating lease obligations	$14,651	$698	$2,001	$2,102	$9,850
Transition tax payable	1,587	—	—	324	1,263
Other contractual commitments(1)	6,173	3,377	1,135	238	1,423
Total contractual obligations	$22,411	$4,075	$3,136	$2,664	$12,536

(1)	Other contractual commitments primarily relate to network infrastructure and our data center operations.

As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $6.0 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities include $3.07 billion related to net uncertain tax positions as of December 31, 2018. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
See Note 9—Commitments and Contingencies and Note 12—Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding contingencies.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We estimate approximately $6 billion would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency losses of $213 million, $6 million, and $76 million in 2018, 2017, and 2016, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $468 million and $611 million in the market value of our available-for-sale debt securities as of December 31, 2018 and December 31, 2017, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Facebook, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2019 expressed an unqualified opinion thereon.
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
San Francisco, California
January 31, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Facebook, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Facebook, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
January 31, 2019

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,019	$8,079
Marketable securities	31,095	33,632
Accounts receivable, net of allowances of $229 and $189 as of December 31, 2018 and 2017, respectively	7,587	5,832
Prepaid expenses and other current assets	1,779	1,020
Total current assets	50,480	48,563
Property and equipment, net	24,683	13,721
Intangible assets, net	1,294	1,884
Goodwill	18,301	18,221
Other assets	2,576	2,135
Total assets	$97,334	$84,524

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$820	$380
Partners payable	541	390
Accrued expenses and other current liabilities	5,509	2,892
Deferred revenue and deposits	147	98
Total current liabilities	7,017	3,760
Other liabilities	6,190	6,417
Total liabilities	13,207	10,177
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,385 million and 2,397 million shares issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively; 4,141 million Class B shares authorized, 469 million and 509 million shares issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	42,906	40,584
Accumulated other comprehensive loss	(760)	(227)
Retained earnings	41,981	33,990
Total stockholders' equity	84,127	74,347
Total liabilities and stockholders' equity	$97,334	$84,524
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$55,838	$40,653	$27,638
Costs and expenses:
Cost of revenue	9,355	5,454	3,789
Research and development	10,273	7,754	5,919
Marketing and sales	7,846	4,725	3,772
General and administrative	3,451	2,517	1,731
Total costs and expenses	30,925	20,450	15,211
Income from operations	24,913	20,203	12,427
Interest and other income (expense), net	448	391	91
Income before provision for income taxes	25,361	20,594	12,518
Provision for income taxes	3,249	4,660	2,301
Net income	$22,112	$15,934	$10,217
Less: Net income attributable to participating securities	1	14	29
Net income attributable to Class A and Class B common stockholders	$22,111	$15,920	$10,188
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$7.65	$5.49	$3.56
Diluted	$7.57	$5.39	$3.49
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,890	2,901	2,863
Diluted	2,921	2,956	2,925
Share-based compensation expense included in costs and expenses:
Cost of revenue	$284	$178	$113
Research and development	3,022	2,820	2,494
Marketing and sales	511	436	368
General and administrative	335	289	243
Total share-based compensation expense	$4,152	$3,723	$3,218
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$22,112	$15,934	$10,217
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(450)	566	(152)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	(52)	(90)	(96)
Comprehensive income	$21,610	$16,410	$9,969
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2015	2,845	$—	$34,886	$(455)	$9,787	$44,218
Impact of the adoption of new accounting pronouncement	—	—	39	—	1,666	1,705
Issuance of common stock for cash upon exercise of stock options	3	—	16	—	—	16
Issuance of common stock related to acquisitions	1	—	74	—	—	74
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(6)	—	—	(6)
Share-based compensation, related to employee share-based awards	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	(248)	—	(248)
Net income	—	—	—	—	10,217	10,217
Balances at December 31, 2016	2,892	—	38,227	(703)	21,670	59,194
Issuance of common stock for cash upon exercise of stock options	3	—	13	—	—	13
Issuance of common stock related to acquisitions	2	—	323	—	—	323
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	(21)	—	(1,702)	—	(1,544)	(3,246)
Share-based compensation, related to employee share-based awards	—	—	3,723	—	—	3,723
Share repurchases	(13)	—	—	—	(2,070)	(2,070)
Other comprehensive income	—	—	—	476	—	476
Net income	—	—	—	—	15,934	15,934
Balances at December 31, 2017	2,906	—	40,584	(227)	33,990	74,347
Impact of the adoption of new accounting pronouncements	—	—	—	(31)	172	141
Issuance of common stock for cash upon exercise of stock options	2	—	15	—	—	15
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(1,845)	—	(1,363)	(3,208)
Share-based compensation, related to employee share-based awards	—	—	4,152	—	—	4,152
Share repurchases	(79)	—	—	—	(12,930)	(12,930)
Other comprehensive loss	—	—	—	(502)	—	(502)
Net income	—	—	—	—	22,112	22,112
Balances at December 31, 2018	2,854	$—	$42,906	$(760)	$41,981	$84,127

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$22,112	$15,934	$10,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,315	3,025	2,342
Share-based compensation	4,152	3,723	3,218
Deferred income taxes	286	(377)	(457)
Other	(64)	24	30
Changes in assets and liabilities:
Accounts receivable	(1,892)	(1,609)	(1,489)
Prepaid expenses and other current assets	(690)	(192)	(159)
Other assets	(159)	154	14
Accounts payable	221	43	14
Partners payable	157	95	67
Accrued expenses and other current liabilities	1,417	309	1,014
Deferred revenue and deposits	53	4	35
Other liabilities	(634)	3,083	1,262
Net cash provided by operating activities	29,274	24,216	16,108
Cash flows from investing activities
Purchases of property and equipment, net	(13,915)	(6,733)	(4,491)
Purchases of marketable securities	(14,656)	(25,682)	(22,341)
Sales of marketable securities	12,358	9,444	13,894
Maturities of marketable securities	4,772	2,988	1,261
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(137)	(122)	(123)
Other investing activities, net	(25)	(13)	8
Net cash used in investing activities	(11,603)	(20,118)	(11,792)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,208)	(3,246)	(6)
Principal payments on capital lease and other financing obligations	—	—	(312)
Repurchases of Class A common stock	(12,879)	(1,976)	—
Net change in overdraft in cash pooling entities	500	—	—
Other financing activities, net	15	(13)	8
Net cash used in financing activities	(15,572)	(5,235)	(310)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(179)	232	(63)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,920	(905)	3,943
Cash, cash equivalents, and restricted cash at beginning of the period	8,204	9,109	5,166
Cash, cash equivalents, and restricted cash at end of the period	$10,124	$8,204	$9,109

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$10,019	$8,079	$8,903
Restricted cash, included in prepaid expenses and other current assets	10	18	106
Restricted cash, included in other assets	95	107	100
Total cash, cash equivalents, and restricted cash	$10,124	$8,204	$9,109
See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow data
Cash paid during the period for:
Interest	$1	$—	$11
Income taxes, net	$3,762	$2,117	$1,210
Non-cash investing and financing activities:
Net change in prepaids and liabilities related to property and equipment additions	$918	$495	$136
Settlement of acquisition-related contingent consideration liability	$—	$102	$33
Change in unsettled repurchases of Class A common stock	$51	$94	$—

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
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
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.
Revenue disaggregated by revenue source for the years ended December 31, 2018, 2017 and 2016 consists of the following (in millions):

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Advertising	$55,013	$39,942	$26,885
Payments and other fees	825	711	753
Total revenue	$55,838	$40,653	$27,638
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in millions):

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Revenue:
US & Canada(2)	$25,727	$19,065	$13,432
Europe(3)	13,631	10,126	6,792
Asia-Pacific	11,733	7,921	5,037
Rest of World(3)	4,747	3,541	2,377
Total revenue	$55,838	$40,653	$27,638
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) United States revenue was $24.10 billion, $17.73 billion, and $12.58 billion for the years ended December 31, 2018, 2017, and 2016.
(3) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Advertising
Advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party affiliated websites or mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by our users.
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
Other fees revenue consists primarily of revenue from the delivery of consumer hardware devices, as well as revenue from various other sources.
Deferred Revenue and Deposits
Deferred revenue consists of billings and payments from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users who primarily use these balances to make purchases in games on our platform. Once this balance is utilized by a user, approximately 70% of this amount would then be payable to the developer and the balance would be recognized as revenue. The increase in the deferred revenue balance for the year ended December 31, 2018 was driven by prepayments from marketers, partially offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Our payment terms vary by the products or services offered. The term between billings and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2018	2017
Deferred revenue	$117	$68
Deposits	30	30
Total deferred revenue and deposits	$147	$98

Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales on our consolidated statements of income.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Cost of Revenue
Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware device inventory sold.
Content acquisition costs

We license and pay to produce content in order to increase engagement on the platform. For licensed content, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for viewing. The amounts capitalized are limited to estimated net realizable value or fair value on a per title basis. The portion available for viewing within one year is recognized as prepaid expenses and other current assets and the remaining portion as other assets on the consolidated balance sheets. For original content, we capitalize costs associated with the production, including development costs and direct costs, if those amounts are recoverable. Capitalized original content costs are included in other assets on the consolidated balance sheets. Capitalized costs are amortized in cost of revenue on the consolidated statements of income based on historical and estimated viewing patterns.

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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018. See Note 12 in these notes to the consolidated financial statements for additional information.
Advertising Expense
Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $1.10 billion, $324 million, and $310 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Cash and Cash Equivalents, Marketable Securities, and Restricted Cash
Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds with maturities of 90 days or less from the date of purchase.
We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and corporate debt securities. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments of cash available for current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses are charged against interest and other income (expense), net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income (expense), net.
We also maintain a multi-currency notional cash pool for our participating entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. As part of the notional cash pool agreement, the bank extends overdraft credit to our participating entities as needed, provided that the overall notionally pooled balance of all accounts in the pool at the end of each day is at least zero. We classify these overdraft balances within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.
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
We record assets and liabilities for the estimated construction costs incurred by third parties under build-to-suit lease arrangements to the extent that we are involved in the construction of structural improvements or bear construction risk prior to commencement of a lease. As of December 31, 2018, we completed our build-to-suit lease arrangements and properly derecognized the associated assets on our consolidated balance sheet.
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
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2018, no impairment of goodwill has been identified.
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
Foreign Currency
Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders' equity. As of December 31, 2018 and 2017, we had a cumulative translation loss, net of tax of $466 million and $16 million, respectively. Net losses resulting from foreign exchange transactions were $213 million, $6 million, and $76 million for the years ended December 31, 2018, 2017, and 2016, respectively. These losses were recorded as interest and other income (expense), net in our consolidated statements of income.
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 43%, 44%, and 46% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Australia, and Brazil.
We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2018, 2017, and 2016, our bad debt expenses were $77 million, $48 million, and $66 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
No customer represented 10% or more of total revenue during the years ended December 31, 2018, 2017, and 2016.

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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. See Revenue Recognition above for further details.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date, which was not material to our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were not material for all periods presented.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We elected to early adopt the new standard at the beginning of the third quarter of 2018 using the aggregate portfolio approach. The amount of stranded tax effects that were reclassified from accumulated other comprehensive loss to retained earnings was not material.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We estimate approximately $6 billion would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the years ended December 31, 2018, 2017, and 2016, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$18,411	$3,701	$13,034	$2,900	$8,270	$1,947
Less: Net income attributable to participating securities	1	—	12	2	24	5
Net income attributable to common stockholders	$18,410	$3,701	$13,022	$2,898	$8,246	$1,942
Denominator
Weighted average shares outstanding	2,406	484	2,375	528	2,323	548
Less: Shares subject to repurchase	—	—	2	—	6	2
Number of shares used for basic EPS computation	2,406	484	2,373	528	2,317	546
Basic EPS	$7.65	$7.65	$5.49	$5.49	$3.56	$3.56
Diluted EPS:
Numerator
Net income attributable to common stockholders	$18,410	$3,701	$13,022	$2,898	$8,246	$1,942
Reallocation of net income attributable to participating securities	1	—	14	—	29	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	3,701	—	2,898	—	1,942	—
Reallocation of net income to Class B common stock	—	(16)	—	(13)	—	14
Net income attributable to common stockholders for diluted EPS	$22,112	$3,685	$15,934	$2,885	$10,217	$1,956
Denominator
Number of shares used for basic EPS computation	2,406	484	2,373	528	2,317	546
Conversion of Class B to Class A common stock	484	—	528	—	546	—
Weighted average effect of dilutive securities:
Employee stock options	2	2	4	4	6	6
RSUs	29	1	49	3	49	5
Shares subject to repurchase and other	—	—	2	—	7	3
Number of shares used for diluted EPS computation	2,921	487	2,956	535	2,925	560
Diluted EPS	$7.57	$7.57	$5.39	$5.39	$3.49	$3.49

Note 3.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$2,713	$2,212
Money market funds	6,792	5,268
U.S. government securities	90	66
U.S. government agency securities	54	25
Certificate of deposits and time deposits	369	440
Corporate debt securities	1	68
Total cash and cash equivalents	10,019	8,079
Marketable securities:
U.S. government securities	13,836	12,766
U.S. government agency securities	8,333	10,944
Corporate debt securities	8,926	9,922
Total marketable securities	31,095	33,632
Total cash and cash equivalents, and marketable securities	$41,114	$41,711
The gross unrealized losses on our marketable securities were $357 million and $289 million as of December 31, 2018 and 2017, respectively. The gross unrealized gains for both periods were not significant. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $332 million and $169 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2018	2017
Due in one year	$9,746	$7,976
Due after one year to five years	21,349	25,656
Total	$31,095	$33,632

Note 4.	Fair Value Measurement
The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,792	$6,792	$—	$—
U.S. government securities	90	90	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	369	—	369	—
Corporate debt securities	1	—	1	—
Marketable securities:
U.S. government securities	13,836	13,836	—	—
U.S. government agency securities	8,333	8,333	—	—
Corporate debt securities	8,926	—	8,926	—
Total cash equivalents and marketable securities	$38,401	$29,105	$9,296	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Cash equivalents:
Money market funds	$5,268	$5,268	$—	$—
U.S. government securities	66	66	—	—
U.S. government agency securities	25	25	—	—
Certificate of deposits and time deposits	440	—	440	—
Corporate debt securities	68	—	68	—
Marketable securities:
U.S. government securities	12,766	12,766	—	—
U.S. government agency securities	10,944	10,944	—	—
Corporate debt securities	9,922	—	9,922	—
Total cash equivalents and marketable securities	$39,499	$29,069	$10,430	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 5.	Property and Equipment
Property and equipment consists of the following (in millions):

	December 31,
	2018	2017
Land	$899	$798
Buildings	7,401	4,909
Leasehold improvements	1,841	959
Network equipment	13,017	7,998
Computer software, office equipment and other	1,187	681
Construction in progress	7,228	2,992
Total	31,573	18,337
Less: Accumulated depreciation	(6,890)	(4,616)
Property and equipment, net	$24,683	$13,721

Depreciation expense on property and equipment was $3.68 billion, $2.33 billion, and $1.59 billion during 2018, 2017, and 2016, respectively.
Property and equipment as of December 31, 2018 and 2017 includes $1.06 billion and $533 million, respectively, acquired under capital lease agreements, of which a substantial majority, is included in network equipment. Accumulated depreciation of property and equipment acquired under these capital leases was $217 million and $101 million at December 31, 2018 and 2017, respectively.
Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. The construction of office buildings as of December 31, 2017 included our build-to-suit lease arrangements which were completed and derecognized during 2018.
No interest was capitalized during the years ended December 31, 2018, 2017 and 2016.

Note 6.	Goodwill and Intangible Assets
During the year ended December 31, 2018, we purchased certain intangible assets and completed several business acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2018 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.
Goodwill generated from all business acquisitions completed during the year ended December 31, 2018 was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated during this period that was deductible for tax purposes was not material.
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in millions):

Balance as of December 31, 2016	$18,122
Goodwill acquired	90
Effect of currency translation adjustment	9
Balance as of December 31, 2017	$18,221
Goodwill acquired	88
Effect of currency translation adjustment	(8)
Balance as of December 31, 2018	$18,301

Intangible assets consist of the following (in millions):

		December 31, 2018			December 31, 2017
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired users	2.8	$2,056	$(1,260)	$796	$2,056	$(971)	$1,085
Acquired technology	1.2	1,002	(871)	131	972	(711)	261
Acquired patents	5.2	805	(565)	240	785	(499)	286
Trade names	1.4	629	(517)	112	629	(406)	223
Other	2.4	162	(147)	15	162	(133)	29
Total intangible assets	2.9	$4,654	$(3,360)	$1,294	$4,604	$(2,720)	$1,884

Amortization expense of intangible assets for the years ended December 31, 2018, 2017, and 2016 was $640 million, $692 million, and $751 million, respectively.
As of December 31, 2018, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2019	$553
2020	378
2021	273
2022	33
2023	26
Thereafter	31
Total	$1,294

Note 7.	Liabilities
The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2018	2017
Accrued compensation and benefits	$1,203	$790
Accrued property and equipment	1,531	685
Overdraft in cash pooling entities	500	—
Accrued taxes	491	340
Other current liabilities	1,784	1,077
Accrued expenses and other current liabilities	$5,509	$2,892
The components of other liabilities are as follows (in millions):

	December 31,
	2018	2017
Income tax payable	$4,655	$5,372
Deferred tax liabilities	673	50
Other liabilities	862	995
Other liabilities	$6,190	$6,417

Note 8.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of December 31, 2018, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 9.	Commitments and Contingencies
Commitments
Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, data centers, land, and colocations with original lease periods expiring between 2019 and 2093. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
The following is a schedule, by years, of the future minimum lease payments required under non-cancelable operating leases as of December 31, 2018 (in millions):

Operating Leases
2019	$698
2020	946
2021	1,055
2022	1,048
2023	1,054
Thereafter	9,850
Total minimum lease payments	$14,651
Operating lease expense was $629 million, $363 million, and $269 million for the years ended December 31, 2018, 2017 and 2016, respectively. We fully repaid all our capital lease obligations during 2016.
Guarantee
In 2018, we established a multi-currency notional cash pool for certain of our entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. As part of the notional cash pool agreement, the bank extends overdraft credit to our participating entities as needed, provided that the overall notionally pooled balance of all accounts in the pool at the end of each day is at least zero. In the unlikely event of a default by our collective entities participating in the pool, any overdraft balances incurred would be guaranteed by Facebook, Inc.
Other contractual commitments
We also have $6.17 billion of non-cancelable contractual commitments as of December 31, 2018, primarily related to network infrastructure and our data center operations. These commitments are primarily due within five years.
Contingencies
Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018, and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission, Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions.
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
Although we believe that it is reasonably possible that we may incur a substantial loss in some of the cases, actions, or inquiries described above, we are currently unable to estimate the amount of such losses or a range of possible losses.

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
For information regarding income tax contingencies, see Note 12—Income Taxes.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2018, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2018.

Note 10.	Stockholders' Equity
Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2018, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2018, we have not declared any dividends and our credit facility contains restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
As of December 31, 2018, there were 2,385 million shares and 469 million shares of Class A common stock and Class B common stock, respectively, issued and outstanding.
Share Repurchase Program
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. During the second quarter of 2018, we completed repurchases under the original authorization to purchase up to $6.0 billion of our Class A common stock. In April 2018, the authorization for the repurchase of our Class A common stock was increased by an additional $9.0 billion, and we completed repurchases under this authorization during the fourth quarter of 2018. During the year ended December 31, 2018, we repurchased and subsequently retired 79 million shares of our Class A common stock for $12.93 billion.
In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. The timing and actual number of shares repurchased under this program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of December 31, 2018, $9.0 billion remained available and authorized for repurchases.
Share-based Compensation Plans
We maintain two share-based employee compensation plans: the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan), and the 2005 Stock Plan (collectively, Stock Plans). Our Amended 2012 Plan serves as the successor to our 2005 Stock Plan and provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Outstanding awards under the 2005 Stock Plan continue to be subject to the terms and conditions of the 2005 Stock Plan. Shares that are withheld in connection with the net settlement of RSUs or forfeited under our Stock Plans are added to the reserves of the Amended 2012 Plan. We account for forfeitures as they occur.

As of December 31, 2018, there were 83 million shares reserved for future issuance under our Amended 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 60 million shares reserved for issuance effective January 1, 2019.
The following table summarizes the activities of stock option awards under the Stock Plans for the year ended December 31, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2017	3,078	$10.06
Stock options exercised	(1,941)	$7.90
Balances at December 31, 2018	1,137	$13.74	1.7	$133
Stock options exercisable as of December 31, 2018	1,137	$13.74	1.7	$133

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the official closing price of our Class A common stock of $131.09, as reported on the Nasdaq Global Select Market on December 31, 2018.

There were no options granted, forfeited, or canceled for the year ended December 31, 2018. The aggregate intrinsic value of the options exercised in the years ended December 31, 2018, 2017, and 2016 was $315 million, $359 million, and $309 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2018, 2017, and 2016 was not material.
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2018:

	Unvested RSUs(1)
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2017	81,214	$110.49
Granted	38,283	$168.38
Vested	(43,396)	$106.59
Forfeited	(8,803)	$119.25
Unvested at December 31, 2018	67,298	$144.77

(1)
Unvested shares at December 31, 2017 included an inducement award issued in connection with the WhatsApp acquisition in 2014, which was subject to the terms, restrictions, and conditions of a separate non-plan RSU award agreement. This inducement award was no longer outstanding as of December 31, 2018.

The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $7.57 billion, $6.76 billion, and $4.92 billion, respectively.
As of December 31, 2018, there was $8.96 billion of unrecognized share-based compensation expense, which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 11.	Interest and other income (expense), net
The following table presents the detail of interest and other income (expense), net, for the periods presented (in millions):

	Year Ended December 31,
	2018	2017	2016
Interest income	$661	$398	$176
Interest expense	(9)	(6)	(10)
Foreign currency exchange losses, net	(213)	(6)	(76)
Other	9	5	1
Interest and other income (expense), net	$448	$391	$91

Note 12.	Income Taxes
The components of income before provision for income taxes for the years ended December 31, 2018, 2017, and 2016 are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Domestic	$8,800	$7,079	$6,368
Foreign	16,561	13,515	6,150
Income before provision for income taxes	$25,361	$20,594	$12,518
The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$1,747	$4,455	$2,384
State	176	190	179
Foreign	1,031	389	195
Total current tax expense	2,954	5,034	2,758
Deferred:
Federal	316	(296)	(414)
State	34	(33)	(18)
Foreign	(55)	(45)	(25)
Total deferred tax expense/(benefits)	295	(374)	(457)
Provision for income taxes	$3,249	$4,660	$2,301

A reconciliation of the U.S. federal statutory income tax rate of 21.0% to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.6	1.0
Research tax credits	(1.0)	(0.9)	(0.7)
Share-based compensation	0.3	0.4	1.0
Excess tax benefits related to share-based compensation	(2.6)	(5.8)	(7.0)
Effect of non-U.S. operations	(5.9)	(18.6)	(12.8)
Effect of U.S. tax law change (1)	—	11.0	—
Other	0.3	0.9	1.9
Effective tax rate	12.8%	22.6%	18.4%

(1)
Due to the Tax Act which was enacted in December 2017, provisional one-time mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017. In addition, deferred taxes were derecognized for previous estimated tax liabilities that would arise upon repatriation of a portion of these earnings in the foreign jurisdictions.

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$1,825	$1,300
Tax credit carryforward	668	509
Share-based compensation	270	385
Accrued expenses and other liabilities	487	381
Other	153	131
Total deferred tax assets	3,403	2,706
Less: valuation allowance	(600)	(438)
Deferred tax assets, net of valuation allowance	2,803	2,268

Deferred tax liabilities:
Depreciation and amortization	(1,401)	(622)
Purchased intangible assets	(195)	(309)
Deferred taxes on foreign income	—	(88)
Total deferred tax liabilities	(1,596)	(1,019)
Net deferred tax assets	$1,207	$1,249

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from the 35% to 21% tax rate. The valuation allowance was approximately $600 million and $438 million as of December 31, 2018 and 2017, respectively, mostly related to state tax credits that we do not believe will ultimately be realized.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.
As of December 31, 2018, the U.S. federal and state net operating loss carryforwards were $7.88 billion and $2.22 billion, which will begin to expire in 2033 and 2032, respectively, if not utilized. We have federal tax credit carryforwards of $290 million, which will begin to expire in 2033, if not utilized, and state tax credit carryforwards of $1.91 billion, most of which do not expire.
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
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and generally eliminates US taxes on foreign subsidiary distribution. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits-beginning of period	$3,870	$3,309	$3,017
Increases related to prior year tax positions	457	72	32
Decreases related to prior year tax positions	(396)	(34)	(36)
Increases related to current year tax positions	831	536	307
Decreases related to settlements of prior year tax positions	(84)	(13)	(11)
Gross unrecognized tax benefits-end of period	$4,678	$3,870	$3,309

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2018 and 2017 was $340 million and $154 million, respectively.
If the balance of gross unrecognized tax benefits of $4.68 billion as of December 31, 2018 were realized in a future period, this would result in a tax benefit of $2.94 billion within our provision of income taxes at such time.
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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of approximately up to $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. As of December 31, 2018, we have not resolved this matter, and proceedings continue in the Tax Court. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act.
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

Note 13.	Geographical Information
The following table sets forth property and equipment, net by geographic area (in millions):

	December 31,
	2018	2017
Property and equipment, net:
United States	$18,950	$10,406
Rest of the world(1)	5,733	3,315
Total property and equipment, net	$24,683	$13,721
(1) No individual country, other than disclosed above, exceeded 10% of our total property and equipment, net for any period presented.
For information regarding revenue disaggregated by geography, see Note 1—Summary of Significant Accounting Policies, Revenue Recognition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In September 2017, we filed a Current Report on Form 8-K announcing that Mark Zuckerberg anticipated selling 35 million to 75 million shares of Facebook stock over a period of approximately 18 months from the date of the announcement in order to fund the philanthropic initiatives of Mr. Zuckerberg and his wife, Priscilla Chan, in education, science and advocacy. Mr. Zuckerberg has informed us that following such time period he intends to continue to sell shares of Facebook stock from time to time, primarily to continue to fund his philanthropic initiatives. Any sale of shares beneficially owned by Mr. Zuckerberg will be conducted pursuant to a trading plan established pursuant to Rule 10b5-1 under the Exchange Act and will be disclosed publicly in accordance with the rules established by the U.S. Securities and Exchange Commission under Section 16 of the Exchange Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2018.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements:

2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	10-Q	001-35551	3.2	July 31, 2012
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	S-1	333-179287	10.1	February 8, 2012
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	April 26, 2018
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.3(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017
10.3(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017
10.3(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.3(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X
10.4+	2018 Bonus Plan.	10-Q	001-35551	10.3	April 26, 2018
10.5+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.6+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012

10.7+	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.	10-K	001-35551	10.8	January 29, 2015
10.8+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.11+	Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.12+	Offer Letter, dated December 8, 2017, between Registrant and Kenneth I. Chenault.	10-Q	001-35551	10.4	April 26, 2018
10.13+	Offer Letter, dated April 23, 2018, between Registrant and Jeffrey D. Zients.	10-Q	001-35551	10.1	July 26, 2018
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange
Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of January 2019.

FACEBOOK, INC.

Date:	January 31, 2019	/s/ David M. Wehner
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 31, 2019
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	January 31, 2019
David M. Wehner

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	January 31, 2019
Susan J.S. Taylor

/s/ Marc L. Andreessen	Director	January 31, 2019
Marc L. Andreessen

/s/ Erskine B. Bowles	Director	January 31, 2019
Erskine B. Bowles

/s/ Kenneth I. Chenault	Director	January 31, 2019
Kenneth I. Chenault

/s/ Susan D. Desmond-Hellmann	Director	January 31, 2019
Susan D. Desmond-Hellmann

/s/ Reed Hastings	Director	January 31, 2019
Reed Hastings

/s/ Sheryl K. Sandberg	Director	January 31, 2019
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	January 31, 2019
Peter A. Thiel

/s/ Jeffrey D. Zients	Director	January 31, 2019
Jeffrey D. Zients