Form 10-Q
period 2019-03-31
Facebook Inc
filed 2019-04-25
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.000006 par value	2,402,542,856 shares outstanding as of April 22, 2019
Class B Common Stock $0.000006 par value	451,945,880 shares outstanding as of April 22, 2019

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
In the fourth quarter of 2018, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,076	$10,019
Marketable securities	34,167	31,095
Accounts receivable, net of allowances of $216 and $229 as of March 31, 2019 and December 31, 2018, respectively	6,475	7,587
Prepaid expenses and other current assets	1,582	1,779
Total current assets	53,300	50,480
Property and equipment, net	27,345	24,683
Operating lease right-of-use assets, net	6,747	—
Intangible assets, net	1,150	1,294
Goodwill	18,333	18,301
Other assets	2,602	2,576
Total assets	$109,477	$97,334

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$604	$820
Partners payable	537	541
Operating lease liabilities, current	645	—
Accrued expenses and other current liabilities	7,980	5,509
Deferred revenue and deposits	142	147
Total current liabilities	9,908	7,017
Operating lease liabilities, non-current	6,565	—
Other liabilities	6,488	6,190
Total liabilities	22,961	13,207
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,404 million and 2,385 million shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively; 4,141 million Class B shares authorized, 452 million and 469 million shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	43,533	42,906
Accumulated other comprehensive loss	(781)	(760)
Retained earnings	43,764	41,981
Total stockholders' equity	86,516	84,127
Total liabilities and stockholders' equity	$109,477	$97,334
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$15,077	$11,966
Costs and expenses:
Cost of revenue	2,816	1,927
Research and development	2,860	2,238
Marketing and sales	2,020	1,595
General and administrative	4,064	757
Total costs and expenses	11,760	6,517
Income from operations	3,317	5,449
Interest and other income, net	165	161
Income before provision for income taxes	3,482	5,610
Provision for income taxes	1,053	622
Net income	$2,429	$4,988
Less: Net income attributable to participating securities	—	1
Net income attributable to Class A and Class B common stockholders	$2,429	$4,987
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.85	$1.72
Diluted	$0.85	$1.69
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,856	2,906
Diluted	2,869	2,945
Share-based compensation expense included in costs and expenses:
Cost of revenue	$87	$56
Research and development	723	718
Marketing and sales	113	109
General and administrative	87	72
Total share-based compensation expense	$1,010	$955
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$2,429	$4,988
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(175)	94
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	154	(161)
Comprehensive income	$2,408	$4,921
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2019						Three Months Ended March 31, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,854	$—	$42,906	$(760)	$41,981	$84,127	2,906	$—	$40,584	$(227)	$33,990	$74,347
Impact of the adoption of new accounting pronouncement	—	—	—	—	—	—	—	—	—	—	141	141
Issuance of common stock	8	—	4	—	—	4	12	—	3	—	—	3
Shares withheld related to net share settlement	(3)	—	(387)	—	(125)	(512)	(5)	—	(408)	—	(424)	(832)
Share-based compensation, related to employee share-based awards	—	—	1,010	—	—	1,010	—	—	955	—	—	955
Share repurchases	(3)	—	—	—	(521)	(521)	(11)	—	—	—	(1,915)	(1,915)
Other comprehensive loss	—	—	—	(21)	—	(21)	—	—	—	(67)	—	(67)
Net income	—	—	—	—	2,429	2,429	—	—	—	—	4,988	4,988
Balances at end of period	2,856	$—	$43,533	$(781)	$43,764	$86,516	2,902	$—	$41,134	$(294)	$36,780	$77,620

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$2,429	$4,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,355	949
Share-based compensation	1,010	955
Deferred income taxes	183	(47)
Other	6	8
Changes in assets and liabilities:
Accounts receivable	1,070	788
Prepaid expenses and other current assets	84	(365)
Other assets	41	22
Operating lease right-of-use assets, net	(1,190)	—
Accounts payable	(96)	1
Partners payable	(1)	2
Accrued expenses and other current liabilities	3,154	707
Deferred revenue and deposits	(4)	(5)
Operating lease liabilities, non-current	1,083	—
Other liabilities	184	(143)
Net cash provided by operating activities	9,308	7,860
Cash flows from investing activities
Purchases of property and equipment, net	(3,837)	(2,812)
Purchases of marketable securities	(6,603)	(4,022)
Sales of marketable securities	1,512	4,330
Maturities of marketable securities	2,210	1,267
Other investing activities, net	(50)	(50)
Net cash used in investing activities	(6,768)	(1,287)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(512)	(832)
Repurchases of Class A common stock	(613)	(1,774)
Principal payments on finance leases	(125)	—
Net change in overdraft in cash pooling entities	(177)	—
Other financing activities, net	4	3
Net cash used in financing activities	(1,423)	(2,603)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(44)	36
Net increase in cash, cash equivalents, and restricted cash	1,073	4,006
Cash, cash equivalents, and restricted cash at beginning of the period	10,124	8,204
Cash, cash equivalents, and restricted cash at end of the period	$11,197	$12,210

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$11,076	$12,082
Restricted cash, included in prepaid expenses and other current assets	10	14
Restricted cash, included in other assets	111	114
Total cash, cash equivalents, and restricted cash	$11,197	$12,210
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow data
Cash paid during the period for:
Interest	$2	$—
Income taxes, net	$682	$736
Non-cash investing activities:
Net change in prepaids and liabilities related to property and equipment	$(314)	$429
Accrued property and equipment	$1,617	$1,291
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2019.
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
Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7— Leases.

Significant Accounting Policies - Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Upon adoption, we recognized total ROU assets of $6.63 billion, with corresponding liabilities of $6.35 billion on the condensed consolidated balance sheets. This included $761 million of pre-existing finance lease ROU assets previously reported in the network equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on our condensed consolidated balance sheets.

Note 2.	Revenue
Revenue disaggregated by revenue source for the three months ended March 31, 2019 and 2018, consists of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Advertising	$14,912	$11,795
Payments and other fees	165	171
Total revenue	$15,077	$11,966

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue:
US & Canada(1)	$6,777	$5,442
Europe(2)	3,624	3,027
Asia-Pacific	3,337	2,475
Rest of World(2)	1,339	1,022
Total revenue	$15,077	$11,966

(1) United States revenue was $6.36 billion and $5.09 billion for the three months ended March 31, 2019 and 2018, respectively.
(2) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Deferred revenue and deposits consists of the following (in millions):

	March 31, 2019	December 31, 2018
Deferred revenue	$111	$117
Deposits	31	30
Total deferred revenue and deposits	$142	$147

Note 3.	Earnings per Share
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
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In 2018, the calculation of diluted EPS also included the effect of inducement awards under separate non-plan restricted stock unit (RSU) award agreements.
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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three months ended March 31, 2019 and 2018, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2019		2018
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$2,038	$391	$4,123	$865
Less: Net income attributable to participating securities	—	—	1	—
Net income attributable to common stockholders	$2,038	$391	$4,122	$865
Denominator
Weighted average shares outstanding	2,396	460	2,402	504
Basic EPS	$0.85	$0.85	$1.72	$1.72
Diluted EPS:
Numerator
Net income attributable to common stockholders	$2,038	$391	$4,122	$865
Reallocation of net income attributable to participating securities	—	—	1	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	391	—	865	—
Reallocation of net income to Class B common stock	—	—	—	(5)
Net income attributable to common stockholders for diluted EPS	$2,429	$391	$4,988	$860
Denominator
Number of shares used for basic EPS computation	2,396	460	2,402	504
Conversion of Class B to Class A common stock	460	—	504	—
Weighted average effect of dilutive securities:
Employee stock options	1	1	3	3
RSUs	12	1	36	1
Number of shares used for diluted EPS computation	2,869	462	2,945	508
Diluted EPS	$0.85	$0.85	$1.69	$1.69

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$3,459	$2,713
Money market funds	6,969	6,792
U.S. government securities	239	90
U.S. government agency securities	54	54
Certificate of deposits and time deposits	355	369
Corporate debt securities	—	1
Total cash and cash equivalents	11,076	10,019
Marketable securities:
U.S. government securities	16,794	13,836
U.S. government agency securities	8,039	8,333
Corporate debt securities	9,334	8,926
Total marketable securities	34,167	31,095
Total cash and cash equivalents, and marketable securities	$45,243	$41,114
The gross unrealized losses on our marketable securities were $208 million and $357 million as of March 31, 2019 and December 31, 2018, respectively. The gross unrealized gains for both periods were not significant. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $204 million and $332 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2019
Due in one year	$12,476
Due after one year to five years	21,691
Total	$34,167

Note 5.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,969	$6,969	$—	$—
U.S. government securities	239	239	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	355	—	355	—
Marketable securities:
U.S. government securities	16,794	16,794	—	—
U.S. government agency securities	8,039	8,039	—	—
Corporate debt securities	9,334	—	9,334	—
Total cash equivalents and marketable securities	$41,784	$32,095	$9,689	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,792	$6,792	$—	$—
U.S. government securities	90	90	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	369	—	369	—
Corporate debt securities	1	—	1	—
Marketable securities:
U.S. government securities	13,836	13,836	—	—
U.S. government agency securities	8,333	8,333	—	—
Corporate debt securities	8,926	—	8,926	—
Total cash equivalents and marketable securities	$38,401	$29,105	$9,296	$—
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2019	December 31, 2018
Land	$949	$899
Buildings	8,090	7,401
Leasehold improvements	2,019	1,841
Network equipment	12,964	13,017
Computer software, office equipment and other	1,326	1,187
Finance lease right-of-use assets	1,145	—
Construction in progress	8,509	7,228
Total	35,002	31,573
Less: Accumulated depreciation	(7,657)	(6,890)
Property and equipment, net	$27,345	$24,683
Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for all periods presented.

Note 7.    Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, data center, land, colocations and certain network equipment. Our leases have original lease periods expiring between 2019 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and discount rate are as follows (in millions):

Three Months Ended
March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$42
Interest	2
Operating lease cost	246
Variable lease cost and other, net	49
Total lease cost	$339

Weighted Average Remaining Lease Term
Operating leases	13.1 years
Finance leases	15.1 years

Weighted Average Discount Rate
Operating leases	3.6%
Finance leases	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019 (in millions):

	Operating Leases	Finance Leases
The remainder of 2019	$611	$53
2020	944	35
2021	868	26
2022	811	24
2023	776	24
Thereafter	5,602	266
Total undiscounted cash flows	9,612	428
Less imputed interest	(2,402)	(88)
Present value of lease liabilities	$7,210	$340

As of March 31, 2019, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of $5.77 billion and $429 million, respectively. These operating and finance leases will commence between 2019 and 2022 with lease terms of greater than one year to 25 years. This table does not include lease payments that were not fixed at commencement or modification.

Supplemental cash flow information related to leases are as follows (in millions):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$125
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,383
Finance leases	$35

Note 8.	Goodwill and Intangible Assets

During the three months ended March 31, 2019, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the three months ended March 31, 2019 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in millions):

Balance as of December 31, 2018	$18,301
Goodwill acquired	30
Effect of currency translation adjustment	2
Balance as of March 31, 2019	$18,333
Intangible assets consist of the following (in millions):

		March 31, 2019			December 31, 2018
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	2.5	$2,056	$(1,332)	$724	$2,056	$(1,260)	$796
Acquired technology	1.3	1,014	(909)	105	1,002	(871)	131
Acquired patents	5.0	805	(580)	225	805	(565)	240
Trade names	1.3	629	(545)	84	629	(517)	112
Other	2.6	162	(150)	12	162	(147)	15
Total intangible assets	2.8	$4,666	$(3,516)	$1,150	$4,654	$(3,360)	$1,294
Amortization expense of intangible assets was $156 million and $169 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2019	$400
2020	382
2021	277
2022	33
2023	26
Thereafter	32
Total	$1,150

Note 9.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of March 31, 2019, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

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
Other contractual commitments
We also have $4.84 billion of non-cancelable contractual commitments as of March 31, 2019, the majority of which is related to network infrastructure and our data center operations. These commitments are primarily due within five years.
Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer became the subject of U.S. Federal Trade Commission (FTC), Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission and other government inquiries.
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
The aforementioned inquiry of the FTC has progressed to a point that, in the first quarter of 2019, we reasonably estimated a probable loss and recorded an accrual of $3.0 billion which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We estimate that the range of loss in this matter is $3.0 billion to $5.0 billion. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
In addition to the FTC matter, although we believe that it is reasonably possible that we may incur a substantial loss in some of the other cases, actions, or inquiries described above, we are currently unable to estimate the amount of such losses or a range of possible losses.
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

For information regarding income tax contingencies, see Note 12 — Income Taxes.

Note 11.	Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the three months ended March 31, 2019, we repurchased and subsequently retired approximately 3.1 million shares of our Class A common stock for an aggregate amount of approximately $521 million. As of March 31, 2019, approximately $8.5 billion remained available and authorized for repurchases.
The timing and actual number of shares repurchased under the share repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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
Effective January 1, 2019, there were 143 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026 unless terminated earlier by our board of directors or a committee thereof, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors.
The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2019:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2018	67,298	$144.77
Granted	36,626	$164.68
Vested	(7,985)	$128.18
Forfeited	(1,973)	$142.67
Unvested at March 31, 2019	93,966	$153.98
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2019 and 2018 was $1.31 billion and $1.95 billion, respectively.
As of March 31, 2019, there was $13.70 billion of unrecognized share-based compensation expense related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 12.	Income Taxes
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
Our 2019 effective tax rate differs from the U.S. statutory rate of 21% primarily due to a portion of our income before provision for income taxes being earned in jurisdictions subject to tax rates lower than 21%, the $3.0 billion legal accrual recorded in the first quarter of 2019 related to the ongoing FTC matter which is not expected to be tax-deductible, and the recognition of excess tax benefits from share-based compensation.
Our gross unrecognized tax benefits were $4.89 billion and $4.68 billion on March 31, 2019 and December 31, 2018, respectively. If the gross unrecognized tax benefits as of March 31, 2019 were realized in a subsequent period, this would result in a tax benefit of $2.94 billion within our provision of income taxes at such time. The amount of interest and penalties accrued as of March 31, 2019 and December 31, 2018 was $391 million and $340 million, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner (Tax Court Opinion), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 24, 2018, the Ninth Circuit issued an opinion (Ninth Circuit Opinion) that reversed the Tax Court Opinion. The Ninth Circuit Opinion was subsequently withdrawn and the case is in the process of being reheard. Since the Ninth Circuit Opinion was withdrawn, we continue to treat our share-based compensation expense in accordance with the Tax Court Opinion. We also continue to monitor developments in this case and any impact the final opinion could have on our consolidated financial statements.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2016 tax years and by the Ireland tax authorities for our 2012 through 2015 tax years. Our 2017 and subsequent tax years remain open to examination by the IRS. Our 2016 and subsequent tax years remain open to examination in Ireland.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of March 31, 2019, we have not resolved these matters and proceedings continue in the Tax Court.
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
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$26,474	$18,950
Rest of the world(1)	7,618	5,733
Total long-lived assets	$34,092	$24,683

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three Months Ended March 31, 2019 and 2018—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of First Quarter Results
Our key user metrics and financial results for the first quarter of 2019 are as follows:
User growth:

•	Daily active users (DAUs) were 1.56 billion on average for March 2019, an increase of 8% year-over-year.

•	Monthly active users (MAUs) were 2.38 billion as of March 31, 2019, an increase of 8% year-over-year.
Financial results:

•	Revenue was $15.08 billion, up 26% year-over-year, and ad revenue was $14.91 billion, up 26% year-over-year.

•	Total costs and expenses were $11.76 billion.

•	Income from operations was $3.32 billion.

•	Net income was $2.43 billion with diluted earnings per share of $0.85.

•	Capital expenditures, including principal payments on finance leases, were $3.96 billion.

•	Effective tax rate was 30%.

•	Cash and cash equivalents and marketable securities were $45.24 billion as of March 31, 2019.

•	Headcount was 37,773 as of March 31, 2019, an increase of 36% year-over-year.
In the first quarter of 2019, we reasonably estimated a probable loss and recorded an accrual of $3.0 billion in connection with the inquiry of the U.S. Federal Trade Commission (FTC) into our platform and user data practices, which accrual is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We estimate that the range of loss in this matter is $3.0 billion to $5.0 billion. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome.
In the first quarter of 2019, we also continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will continue to drive significant year-over-year expense growth in 2019: (i) expanding our data center capacity, network infrastructure, and office facilities as well as scaling our headcount to support our growth, and (ii) investments in safety and security, marketing, video content, and our long-term technology initiatives. Expense growth exceeded revenue growth in the first quarter of 2019, which we anticipate will continue in the remainder of 2019.

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
Worldwide DAUs increased 8% to 1.56 billion on average during March 2019 from 1.45 billion during March 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during March 2019, relative to the same period in 2018.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of March 31, 2019, we had 2.38 billion MAUs, an increase of 8% from March 31, 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in the first quarter of 2019, relative to the same period in 2018.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2019 in the United States & Canada region was more than ten times higher than in the Asia-Pacific region.
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

During the first quarter of 2019, worldwide ARPU was $6.42, an increase of 16% from the first quarter of 2018. Over this period, ARPU increased by 28% in United States & Canada, 18% in Europe, and 13% in both Asia-Pacific and Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Research and development. Research and development expenses consist primarily of share-based compensation, salaries, and benefits, and facilities-related costs for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We expense all of our research and development costs as they are incurred.
Marketing and sales. Our marketing and sales expenses consist of salaries, share-based compensation, and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures and professional services such as content reviewers.
General and administrative. General and administrative expenses consist of legal-related costs; salaries, benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; and professional services.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenue	$15,077	$11,966
Costs and expenses:
Cost of revenue	2,816	1,927
Research and development	2,860	2,238
Marketing and sales	2,020	1,595
General and administrative	4,064	757
Total costs and expenses	11,760	6,517
Income from operations	3,317	5,449
Interest and other income, net	165	161
Income before provision for income taxes	3,482	5,610
Provision for income taxes	1,053	622
Net income	$2,429	$4,988
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cost of revenue	$87	$56
Research and development	723	718
Marketing and sales	113	109
General and administrative	87	72
Total share-based compensation expense	$1,010	$955

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Costs and expenses:
Cost of revenue	19	16
Research and development	19	19
Marketing and sales	13	13
General and administrative	27	6
Total costs and expenses	78	54
Income from operations	22	46
Interest and other income, net	1	1
Income before provision for income taxes	23	47
Provision for income taxes	7	5
Net income	16%	42%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	1%	—%
Research and development	5	6
Marketing and sales	1	1
General and administrative	1	1
Total share-based compensation expense	7%	8%

Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Advertising	$14,912	$11,795	26%
Payments and other fees	165	171	(4)%
Total revenue	$15,077	$11,966	26%
Revenue in the first quarter of 2019 increased $3.11 billion, or 26%, compared to the same period in 2018. The increase was due to an increase in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For the first quarter of 2019, we estimate that mobile advertising revenue represented approximately 93% of total advertising revenue, as compared with approximately 91% in the same period in 2018. The increase in advertising revenue for the first quarter of 2019 was due to an increase in the number of ads delivered, partially offset by a slight decrease in the average price per ad.
During the first quarter of 2019, the number of ads delivered increased by 32%, as compared with approximately 8% in the same period in 2018. The increase in the ads delivered was driven by an increase in users and their engagement, and an increase in the number and frequency of ads displayed across our products. The average price per ad decreased by 4% in the first quarter of 2019, as compared with an increase of approximately 39% in the same period in 2018. The decrease in average price per ad reflects an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates. We anticipate that future advertising revenue growth will be determined by a combination of price and the number of ads delivered.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the first quarter of 2019 compared to the same period in 2018 had an unfavorable impact on revenue. If we had translated revenue for the first quarter ended March 31, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $15.58 billion and $15.42 billion, respectively. Using these constant rates, both revenue and advertising revenue would each have been $503 million higher than actual revenue and advertising revenue, respectively, for the first quarter of 2019.
Cost of revenue

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Cost of revenue	$2,816	$1,927	46%
Percentage of revenue	19%	16%
Cost of revenue in the first quarter of 2019 increased $889 million, or 46%, compared to the same period in 2018. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure and higher costs associated with partnership agreements, including content and traffic acquisition costs.

Research and development

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Research and development	$2,860	$2,238	28%
Percentage of revenue	19%	19%
Research and development expenses in the first quarter of 2019 increased $622 million, or 28%, compared to the same period in 2018. The increase was primarily due to increases in payroll and benefits expense and facilities-related costs as a result of a 36% growth in employee headcount from March 31, 2018 to March 31, 2019 in engineering and other technical functions.
Marketing and sales

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Marketing and sales	$2,020	$1,595	27%
Percentage of revenue	13%	13%
Marketing and sales expenses in the first quarter of 2019 increased $425 million, or 27%, compared to the same period in 2018. The increase was mostly driven by community operations and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 32% increase in employee headcount from March 31, 2018 to March 31, 2019 in our marketing and sales functions.
General and administrative

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Legal accrual related to FTC inquiry	$3,000	$—	NM
Other general and administrative	1,064	757	41%
General and administrative	$4,064	$757	NM
Percentage of revenue	27%	6%
General and administrative expenses in the first quarter of 2019 increased $3.31 billion compared to the same period in 2018. The increase was mostly due to a $3.0 billion legal accrual related to the ongoing FTC matter recorded in the first quarter of 2019. In addition, payroll and benefits expenses increased as a result of a 33% increase in employee headcount from March 31, 2018 to March 31, 2019 in general and administrative functions.
Interest and other income (expense), net

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Interest income, net	$198	$145	37%
Other income (expense), net	(33)	16	NM
Interest and other income, net	$165	$161	2%
Interest and other income, net in the first quarter of 2019 increased $4 million compared to the same period in 2018. The increase was due to an increase in interest income driven by higher interest rates, partially offset by a foreign exchange loss in 2019 as compared to a foreign exchange gain in 2018 as a result of the periodic re-measurement of our foreign currency balances.

Provision for income taxes

	Three Months Ended March 31,
	2019	2018	% change
	(in millions, except for percentages)
Provision for income taxes	$1,053	$622	69%
Effective tax rate	30%	11%
Our provision for income taxes in the first quarter of 2019 increased $431 million, or 69%, compared to the same period in 2018, a majority of which is due to a decrease in excess tax benefits from share-based compensation and an increase in income prior to the effect of the $3.0 billion legal accrual related to the ongoing FTC matter that is not expected to be tax-deductible.
Our effective tax rates in the first quarter of 2019 increased compared to same period in 2018, mostly due to the legal accrual related to the ongoing FTC matter that is not expected to be tax-deductible and a decrease in excess tax benefits from share-based compensation.
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
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 22, 2019 price, we expect our effective tax rate for the remaining quarters of the year to be in the mid-teens.
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
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion in Altera Corp. v. Commissioner (Tax Court Opinion), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 24, 2018, the Ninth Circuit issued an opinion (Ninth Circuit Opinion) that reversed the Tax Court Opinion. The Ninth Circuit Opinion was subsequently withdrawn and the case is in the process of being reheard. Since the Ninth Circuit Opinion was withdrawn, we continue to treat our share-based compensation expense in accordance with the Tax Court Opinion. We also continue to monitor developments in this case and any impact the final opinion could have on our consolidated financial statements. Had the Ninth Circuit not withdrawn its opinion, our effective tax rate for 2019 would have been higher.

Unrecognized Tax Benefits. As of March 31, 2019, we had net unrecognized tax benefits of $3.23 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below, the current status of tax audits in various jurisdictions, and excluding the effects of the Altera Corp. v. Commissioner case that we are monitoring, we do not anticipate a significant impact to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of March 31, 2019, we have not resolved these matters, and proceedings continue in Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $45.24 billion as of March 31, 2019, an increase of $4.13 billion from December 31, 2018, mostly due to $9.31 billion of cash generated from operations, offset by $3.96 billion for capital expenditures, including principal payments on finance leases, $613 million for repurchases of our Class A common stock, $512 million of taxes paid related to net share settlement of equity awards, and a $177 million decrease in overdraft in cash pooling entities.
Cash paid for income taxes was $682 million for the first quarter of 2019. As of March 31, 2019, our federal net operating loss carryforward was $8.07 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2019. As of March 31, 2019, we had $292 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2019. In addition, we are monitoring the Altera Corp. v. Commissioner case as it applies to our facts and circumstances as it could increase our cash paid for income taxes.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of March 31, 2019, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the three months ended March 31, 2019, we repurchased and subsequently retired approximately 3.1 million shares of our Class A common stock for an aggregate amount of $521 million. As of March 31, 2019, approximately $8.5 billion remained available and authorized for repurchases.
In the first quarter of 2019, we paid $512 million of taxes related to the net share settlement of equity awards.
As of March 31, 2019, $13.95 billion of the $45.24 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first quarter of 2019 primarily consisted of income prior to the effect of the $3.0 billion legal accrual related to the ongoing FTC matter, adjusted for certain non-cash items, such as total depreciation and amortization of $1.36 billion and share-based compensation expense of $1.01 billion. The majority of the increase in cash flow from operating activities during the first quarter of 2019, compared to the same period in 2018, was due to an increase in income prior to the effect of the $3.0 billion legal accrual related to the ongoing FTC matter, adjusted for certain non-cash items, such as depreciation and amortization and deferred income tax.
Cash Used in Investing Activities
Cash used in investing activities for the first quarter of 2019 mostly resulted from $3.84 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $2.88 billion of net purchases of marketable securities. The increase in cash used in investing activities during the first quarter of 2019, compared to the same period in 2018, was mostly due to increases in the net purchases of marketable securities and property and equipment.
We anticipate making capital expenditures in 2019 of approximately $17 billion to $19 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first quarter of 2019 mostly consisted of $613 million for repurchases of our Class A common stock, $512 million of taxes paid related to net share settlement of equity awards, and a $177 million decrease in overdraft in cash pooling entities. The decrease in cash used in financing activities during the first quarter of 2019, compared to the same period in 2018, was mostly due to a decrease in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2019.
Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases, which include among others, certain of our offices, data centers, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2019 (in millions):

		Payment Due by Period
	Total	The remainder of 2019	2020-2021	2022-2023	Thereafter
Operating lease obligations, including imputed interest(1)	$15,402	$623	$2,228	$2,238	$10,313
Finance lease obligations, including imputed interest(1)	862	199	151	75	437
Transition tax payable	1,587	—	—	324	1,263
Other contractual commitments(2)	4,835	2,609	1,095	179	952
Total contractual obligations	$22,686	$3,431	$3,474	$2,816	$12,965

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.
As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $5.06 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities also include $3.23 billion related to net uncertain tax positions as of March 31, 2019. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
See Note 10 — Commitments and Contingencies and Note 12 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 1 — Summary of Significant Accounting Policies and Note 7 — Leases in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses and gains recognized in the three months ended March 31, 2019 and 2018 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $484 million and $468 million in the market value of our available-for-sale debt securities as of March 31, 2019 and December 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission, Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
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

•
there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we implemented in connection with the General Data Protection Regulation (GDPR) in Europe, other similar changes that we implemented in the United States and around the world, or other changes we have implemented or may implement in the future in connection with other regulations, regulatory actions or otherwise;

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

•
reductions of advertising by marketers due to objectionable content published on our products by third parties, questions about our user data practices, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations;

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we implemented in connection with the GDPR or other similar changes that we implemented in the United States and around the world (for example, we have seen an increasing number of users opt out of certain types of ad targeting in Europe following adoption of the GDPR), or other product changes or controls we have implemented or may implement in the future, whether in connection with other regulations, regulatory actions or otherwise, that impact our ability to target ads;

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
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple recently released an update to its Safari browser that limits the use of third-

party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent in messaging and social media, and Amazon in advertising. We also compete with companies that provide regional social networks and messaging products, many of which have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services.
Some of our current and potential competitors may have greater resources or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.
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
Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products to support increasing usage of such products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. If these or other new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of apps, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, content, advertising, and other issues, including actions or decisions in connection with elections, which may adversely affect our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.
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
For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens, which were then used to access certain profile information from approximately 29 million user accounts on Facebook. While we took steps to remediate the attack, including fixing the vulnerability, resetting user access tokens and notifying affected users, we may discover and announce additional developments, which could further erode confidence in our brand. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
We anticipate that our ongoing investments in safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, and we may be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. The discovery of the foregoing may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such discoveries may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first quarter of 2019, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $75 million and our effective tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of breach notifications to our designated European privacy regulator, the Irish Data Protection Commission, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, was also recently passed and creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We expect that our efforts to comply with the GDPR and other regulatory and legislative requirements will require substantial investments, including investments in compliance processes and technical infrastructure. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to U.S. Federal Trade Commission (FTC), Securities and Exchange Commission, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In the first quarter of 2019, we reasonably estimated a probable loss and recorded an accrual of $3.0 billion in connection with the inquiry of the FTC. We estimate that the range of loss in such matter is $3.0 billion to $5.0 billion. The matter remains unresolved, and there can be no assurance as to the timing or the terms of any final outcome. Beginning in September 2018, we also became subject to Irish Data Protection Commission and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), or require us to change our business practices in a manner materially adverse to our business.
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
We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices.
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, the European Union recently passed a directive expanding online platform liability for copyright infringement, which member states are expected to implement by 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany may result in the imposition of significant fines for failure to comply with certain content removal and disclosure obligations, and other countries, including Australia and the United Kingdom, are considering or have implemented similar legislation imposing penalties for failure to remove content. Any such legislation also may require us to change our products or business practices, or impact our operations or our ability to provide services in certain geographies. If any of these events occur, our business and financial results could be adversely affected.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. As the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
Our products and internal systems rely on software and hardware that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.
Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, vulnerabilities, or other design defects within the software and hardware on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software and hardware on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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
In the fourth quarter of 2018, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we may make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 37,773 as of March 31, 2019 from 27,742 as of March 31, 2018, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through March 31, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2019:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2019	—	$—	—	$9,000
February 1 - 28, 2019	—	$—	—	$9,000
March 1 - 31, 2019	3,137	$166.34	3,137	$8,478
	3,137		3,137

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. As of March 31, 2019, approximately $8.5 billion remained available and authorized for repurchases. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	8-K	001-35551	3.1	April 15, 2019
10.1	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2	2012 Equity Incentive Plan forms of award agreements.					X
10.3	Bonus Plan.					X
10.4	Advisory Services Agreement, dated April 8, 2019, between Registrant and Christopher Cox.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of April 2019.

FACEBOOK, INC.

Date: April 24, 2019	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2019	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)