Form 10-Q
period 2019-06-30
Facebook Inc
filed 2019-07-25
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
(650) 543-4800
(Registrant's telephone number, including area code)
 ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.000006	FB	The Nasdaq Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,405,723,136	shares outstanding as of July 19, 2019
Class B Common Stock	$0.000006 par value	447,227,362	shares outstanding as of July 19, 2019

FACEBOOK, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,877	$10,019
Marketable securities	34,719	31,095
Accounts receivable, net of allowances of $295 and $229 as of June 30, 2019 and December 31, 2018, respectively	7,513	7,587
Prepaid expenses and other current assets	1,852	1,779
Total current assets	57,961	50,480
Property and equipment, net	29,999	24,683
Operating lease right-of-use assets, net	7,272	—
Intangible assets, net	994	1,294
Goodwill	18,334	18,301
Other assets	2,446	2,576
Total assets	$117,006	$97,334

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$655	$820
Partners payable	560	541
Operating lease liabilities, current	688	—
Accrued expenses and other current liabilities	10,878	5,509
Deferred revenue and deposits	198	147
Total current liabilities	12,979	7,017
Operating lease liabilities, non-current	7,122	—
Other liabilities	8,143	6,190
Total liabilities	28,244	13,207
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,407 million and 2,385 million shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively; 4,141 million Class B shares authorized, 447 million and 469 million shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	44,277	42,906
Accumulated other comprehensive loss	(483)	(760)
Retained earnings	44,968	41,981
Total stockholders' equity	88,762	84,127
Total liabilities and stockholders' equity	$117,006	$97,334
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$16,886	$13,231	$31,963	$25,197
Costs and expenses:
Cost of revenue	3,307	2,214	6,123	4,141
Research and development	3,315	2,523	6,175	4,761
Marketing and sales	2,414	1,855	4,434	3,450
General and administrative	3,224	776	7,288	1,532
Total costs and expenses	12,260	7,368	24,020	13,884
Income from operations	4,626	5,863	7,943	11,313
Interest and other income, net	206	5	371	165
Income before provision for income taxes	4,832	5,868	8,314	11,478
Provision for income taxes	2,216	762	3,269	1,385
Net income	$2,616	$5,106	$5,045	$10,093
Less: Net income attributable to participating securities	—	—	—	1
Net income attributable to Class A and Class B common stockholders	$2,616	$5,106	$5,045	$10,092
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$0.92	$1.76	$1.77	$3.48
Diluted	$0.91	$1.74	$1.76	$3.43
Weighted average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,855	2,895	2,855	2,900
Diluted	2,875	2,930	2,873	2,939
Share-based compensation expense included in costs and expenses:
Cost of revenue	$109	$74	$196	$130
Research and development	927	881	1,650	1,599
Marketing and sales	160	139	273	248
General and administrative	107	92	194	164
Total share-based compensation expense	$1,303	$1,186	$2,313	$2,141
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,616	$5,106	$5,045	$10,093
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	90	(372)	(85)	(278)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	208	(21)	362	(182)
Comprehensive income	$2,914	$4,713	$5,322	$9,633
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,856	$—	$43,533	$(781)	$43,764	$86,516	2,902	$—	$41,134	$(294)	$36,780	$77,620
Issuance of common stock	8	—	4	—	—	4	12	—	4	—	—	4
Shares withheld related to net share settlement and other	(4)	—	(563)	—	(287)	(850)	(5)	—	(492)	—	(435)	(927)
Share-based compensation	—	—	1,303	—	—	1,303	—	—	1,186	—	—	1,186
Share repurchases	(6)	—	—	—	(1,125)	(1,125)	(18)	—	—	—	(3,214)	(3,214)
Other comprehensive income (loss)	—	—	—	298	—	298	—	—	—	(393)	—	(393)
Net income	—	—	—	—	2,616	2,616	—	—	—	—	5,106	5,106
Balances at end of period	2,854	$—	$44,277	$(483)	$44,968	$88,762	2,891	$—	$41,832	$(687)	$38,237	$79,382

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,854	$—	$42,906	$(760)	$41,981	$84,127	2,906	$—	$40,584	$(227)	$33,990	$74,347
Impact of the adoption of new accounting pronouncement	—	—	—	—	—	—	—	—	—	—	141	141
Issuance of common stock	16	—	9	—	—	9	24	—	7	—	—	7
Shares withheld related to net share settlement and other	(7)	—	(951)	—	(411)	(1,362)	(10)	—	(900)	—	(858)	(1,758)
Share-based compensation	—	—	2,313	—	—	2,313	—	—	2,141	—	—	2,141
Share repurchases	(9)	—	—	—	(1,647)	(1,647)	(29)	—	—	—	(5,129)	(5,129)
Other comprehensive income (loss)	—	—	—	277	—	277	—	—	—	(460)	—	(460)
Net income	—	—	—	—	5,045	5,045	—	—	—	—	10,093	10,093
Balances at end of period	2,854	$—	$44,277	$(483)	$44,968	$88,762	2,891	$—	$41,832	$(687)	$38,237	$79,382

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$5,045	$10,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,857	1,983
Share-based compensation	2,313	2,141
Deferred income taxes	184	54
Other	14	18
Changes in assets and liabilities:
Accounts receivable	64	161
Prepaid expenses and other current assets	(168)	(898)
Other assets	65	(59)
Operating lease right-of-use assets, net	(1,711)	—
Accounts payable	(87)	50
Partners payable	20	53
Accrued expenses and other current liabilities	5,982	690
Deferred revenue and deposits	51	(4)
Operating lease liabilities, non-current	1,638	—
Other liabilities	1,657	(124)
Net cash provided by operating activities	17,924	14,158
Cash flows from investing activities
Purchases of property and equipment, net	(7,470)	(6,272)
Purchases of marketable securities	(11,755)	(8,283)
Sales of marketable securities	4,456	8,612
Maturities of marketable securities	4,105	2,338
Other investing activities, net	(114)	(66)
Net cash used in investing activities	(10,778)	(3,671)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,119)	(1,758)
Repurchases of Class A common stock	(1,758)	(5,123)
Principal payments on finance leases	(267)	—
Net change in overdraft in cash pooling entities	(119)	—
Other financing activities, net	9	7
Net cash used in financing activities	(3,254)	(6,874)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18)	(149)
Net increase in cash, cash equivalents, and restricted cash	3,874	3,464
Cash, cash equivalents, and restricted cash at beginning of the period	10,124	8,204
Cash, cash equivalents, and restricted cash at end of the period	$13,998	$11,668

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$13,877	$11,552
Restricted cash, included in prepaid expenses and other current assets	9	11
Restricted cash, included in other assets	112	105
Total cash, cash equivalents, and restricted cash	$13,998	$11,668
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow data
Cash paid during the period for:
Interest	$6	$—
Income taxes, net	$1,696	$2,281
Non-cash investing activities:
Net change in prepaids and liabilities related to property and equipment	$(203)	$231
Property and equipment in accounts payable and accrued liabilities	$1,667	$1,146
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.Summary of Significant Accounting Policies
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
The condensed consolidated financial statements include the accounts of Facebook, Inc., its wholly owned subsidiaries, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
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

Note 2.	Revenue
Revenue disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising	$16,624	$13,038	$31,536	$24,833
Payments and other fees	262	193	427	364
Total revenue	$16,886	$13,231	$31,963	$25,197

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
US & Canada(1)	$7,632	$5,982	$14,409	$11,424
Europe(2)	4,097	3,307	7,721	6,334
Asia-Pacific	3,628	2,772	6,965	5,247
Rest of World(2)	1,529	1,170	2,868	2,192
Total revenue	$16,886	$13,231	$31,963	$25,197
(1) United States revenue was $7.14 billion and $5.60 billion for the three months ended June 30, 2019 and 2018, respectively, and $13.51 billion and $10.69 billion for the six months ended June 30, 2019 and 2018, respectively.
(2) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Deferred revenue and deposits consists of the following (in millions):

	June 30, 2019	December 31, 2018
Deferred revenue	$164	$117
Deposits	34	30
Total deferred revenue and deposits	$198	$147

Note 3.	Earnings per Share
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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and six months ended June 30, 2019 and 2018, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$2,204	$412	$4,246	$860	$4,241	$804	$8,368	$1,725
Less: Net income attributable to participating securities	—	—	—	—	—	—	1	—
Net income attributable to common stockholders	$2,204	$412	$4,246	$860	$4,241	$804	$8,367	$1,725
Denominator
Weighted average shares outstanding	2,405	450	2,407	488	2,400	455	2,405	495
Basic EPS	$0.92	$0.92	$1.76	$1.76	$1.77	$1.77	$3.48	$3.48
Diluted EPS:
Numerator
Net income attributable to common stockholders	$2,204	$412	$4,246	$860	$4,241	$804	$8,367	$1,725
Reallocation of net income attributable to participating securities	—	—	—	—	—	—	1	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	412	—	860	—	804	—	1,725	—
Reallocation of net income to Class B common stock	—	(2)	—	(4)	—	(3)	—	(9)
Net income attributable to common stockholders for diluted EPS	$2,616	$410	$5,106	$856	$5,045	$801	$10,093	$1,716
Denominator
Number of shares used for basic EPS computation	2,405	450	2,407	488	2,400	455	2,405	495
Conversion of Class B to Class A common stock	450	—	488	—	455	—	495	—
Weighted average effect of dilutive RSUs and employee stock options	20	—	35	3	18	1	39	5
Number of shares used for diluted EPS computation	2,875	450	2,930	491	2,873	456	2,939	500
Diluted EPS	$0.91	$0.91	$1.74	$1.74	$1.76	$1.76	$3.43	$3.43

Note 4.	Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents, and marketable securities (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$3,380	$2,713
Money market funds	10,151	6,792
U.S. government securities	163	90
U.S. government agency securities	—	54
Certificate of deposits and time deposits	163	369
Corporate debt securities	20	1
Total cash and cash equivalents	13,877	10,019
Marketable securities:
U.S. government securities	17,338	13,836
U.S. government agency securities	7,792	8,333
Corporate debt securities	9,589	8,926
Total marketable securities	34,719	31,095
Total cash and cash equivalents, and marketable securities	$48,596	$41,114

The gross unrealized gains on our marketable securities were $179 million and $24 million as of June 30, 2019 and December 31, 2018, respectively. The gross unrealized losses on our marketable securities were $69 million and $357 million as of June 30, 2019 and December 31, 2018, respectively. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $67 million and $332 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we considered the decreases in market value of our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2019
Due in one year	$12,730
Due after one year to five years	21,989
Total	$34,719

Note 5.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$10,151	$10,151	$—	$—
U.S. government securities	163	163	—	—
Certificate of deposits and time deposits	163	—	163	—
Corporate debt securities	20	—	20	—
Marketable securities:
U.S. government securities	17,338	17,338	—	—
U.S. government agency securities	7,792	7,792	—	—
Corporate debt securities	9,589	—	9,589	—
Total cash equivalents and marketable securities	$45,216	$35,444	$9,772	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,792	$6,792	$—	$—
U.S. government securities	90	90	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	369	—	369	—
Corporate debt securities	1	—	1	—
Marketable securities:
U.S. government securities	13,836	13,836	—	—
U.S. government agency securities	8,333	8,333	—	—
Corporate debt securities	8,926	—	8,926	—
Total cash equivalents and marketable securities	$38,401	$29,105	$9,296	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 6.	Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2019	December 31, 2018
Land	$1,007	$899
Buildings	9,015	7,401
Leasehold improvements	2,301	1,841
Network equipment	14,559	13,017
Computer software, office equipment and other	1,484	1,187
Finance lease right-of-use assets	1,331	—
Construction in progress	9,054	7,228
Total	38,751	31,573
Less: Accumulated depreciation	(8,752)	(6,890)
Property and equipment, net	$29,999	$24,683

Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for any period presented.

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
The components of lease costs, lease term and discount rate are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$47	$89
Interest	3	5
Operating lease cost	274	520
Variable lease cost and other, net	21	70
Total lease cost	$345	$684

Weighted Average Remaining Lease Term
Operating leases		13.1 years
Finance leases		15.3 years

Weighted Average Discount Rate
Operating leases		3.5%
Finance leases		3.2%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019 (in millions):

	Operating Leases	Finance Leases
The remainder of 2019	$409	$30
2020	1,004	43
2021	956	34
2022	877	30
2023	840	30
Thereafter	6,222	334
Total undiscounted cash flows	10,308	501
Less imputed interest	(2,498)	(107)
Present value of lease liabilities	$7,810	$394

As of June 30, 2019, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of $4.82 billion and $471 million, respectively. These operating and finance leases will commence between 2019 and 2022 with lease terms of greater than one year to 25 years. This table does not include lease payments that were not fixed at commencement or modification.

Supplemental cash flow information related to leases are as follows (in millions):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$388
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$267
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,203
Finance leases	$75

Note 8.	Goodwill and Intangible Assets

During the six months ended June 30, 2019, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the six months ended June 30, 2019 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$18,301
Goodwill acquired	30
Effect of currency translation adjustment	3
Balance as of June 30, 2019	$18,334
Intangible assets consist of the following (in millions):

		June 30, 2019			December 31, 2018
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	2.3	$2,056	$(1,405)	$651	$2,056	$(1,260)	$796
Acquired technology	1.3	1,014	(945)	69	1,002	(871)	131
Acquired patents	4.9	805	(596)	209	805	(565)	240
Trade names	1.3	629	(572)	57	629	(517)	112
Other	3.2	162	(154)	8	162	(147)	15
Total intangible assets	2.7	$4,666	$(3,672)	$994	$4,654	$(3,360)	$1,294

Amortization expense of intangible assets was $156 million and $312 million for the three and six months ended June 30, 2019, respectively, and $158 million and $327 million for the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2019	$245
2020	382
2021	277
2022	33
2023	26
Thereafter	31
Total	$994

Note 9.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of June 30, 2019, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

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
Other contractual commitments
We also have $4.57 billion of non-cancelable contractual commitments as of June 30, 2019, the majority of which is related to network infrastructure and our data center operations. These commitments are primarily due within five years.
Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer became the subject of U.S. Federal Trade Commission (FTC), SEC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, and we also entered into a settlement to resolve the SEC inquiry, in each case pending federal court approval of the respective settlement. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, our settlement with the SEC requires us to pay a penalty of $100 million.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries.
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
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
In connection with the aforementioned FTC inquiry, we have recorded a probable loss of $5.0 billion in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of June 30, 2019, $3.0 billion of which was previously recognized in the three months ended March 31, 2019.
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
Share Repurchase Program
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the six months ended June 30, 2019, we repurchased and subsequently retired approximately 9.3 million shares of our Class A common stock for an aggregate amount of approximately $1.65 billion. As of June 30, 2019, approximately $7.35 billion remained available and authorized for repurchases.
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
The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2019:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2018	67,298	$144.77
Granted	41,695	$167.10
Vested	(16,744)	$135.50
Forfeited	(5,852)	$136.21
Unvested at June 30, 2019	86,397	$157.92

The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2019 was $1.58 billion and $2.89 billion, respectively, and $2.17 billion and $4.12 billion during the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, there was $12.82 billion of unrecognized share-based compensation expense related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
Our 2019 effective tax rate differs from the U.S. statutory rate of 21% primarily due to a portion of our income before provision for income taxes being earned in jurisdictions subject to tax rates lower than 21%, the provision for income taxes recorded as a result of the developments in Altera Corp. v. Commissioner discussed below, the $5.0 billion legal accruals recorded in 2019 related to the FTC settlement which is not expected to be tax-deductible, and the recognition of excess tax benefits from share-based compensation.
Our gross unrecognized tax benefits were $6.84 billion and $4.68 billion on June 30, 2019 and December 31, 2018, respectively. If the gross unrecognized tax benefits as of June 30, 2019 were realized in a subsequent period, this would result in a tax benefit of $4.07 billion within our provision of income taxes at such time. The amount of interest and penalties accrued as of June 30, 2019 and December 31, 2018 was $549 million and $340 million, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (Altera Ninth Circuit Panel Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.

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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of June 30, 2019, we have not resolved these matters and proceedings continue in the Tax Court.
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
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$29,195	$18,950
Rest of the world (1)	8,076	5,733
Total long-lived assets	$37,271	$24,683

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2019 and 2018—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key user metrics and financial results for the second quarter of 2019 are as follows:
User growth:

•	Daily active users (DAUs) were 1.59 billion on average for June 2019, an increase of 8% year-over-year.

•	Monthly active users (MAUs) were 2.41 billion as of June 30, 2019, an increase of 8% year-over-year.
Financial results:

•	Revenue was $16.89 billion, up 28% year-over-year, and ad revenue was $16.62 billion, up 28% year-over-year.

•	Total costs and expenses were $12.26 billion.

•	Income from operations was $4.63 billion.

•	Net income was $2.62 billion with diluted earnings per share of $0.91.

•	Capital expenditures, including principal payments on finance leases, were $3.78 billion.

•	Effective tax rate was 46%.

•	Cash and cash equivalents and marketable securities were $48.60 billion as of June 30, 2019.

•	Headcount was 39,651 as of June 30, 2019, an increase of 31% year-over-year.
In July 2019, we entered into a settlement and modified consent order to resolve the inquiry of the FTC into our platform and user data practices. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In particular, we have agreed to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, and a process to regularly certify our compliance with the privacy program to the FTC. In the second quarter of 2019, we recorded an additional $2.0 billion accrual in connection with our settlement with the FTC, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (Altera Ninth Circuit Panel Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.

In the second quarter of 2019, we also continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will continue to drive significant year-over-year expense growth in 2019: (i) expanding our data center capacity, network infrastructure, and office facilities as well as scaling our headcount to support our growth, and (ii) investments in privacy, safety and security, marketing, video content, and our long-term technology initiatives. Expense growth exceeded revenue growth in the second quarter of 2019, which we anticipate will continue in the remainder of 2019.

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
Worldwide DAUs increased 8% to 1.59 billion on average during June 2019 from 1.47 billion during June 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during June 2019, relative to the same period in 2018.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of June 30, 2019, we had 2.41 billion MAUs, an increase of 8% from June 30, 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in the second quarter of 2019, relative to the same period in 2018.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2019 in the United States & Canada region was more than ten times higher than in the Asia-Pacific region.
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

During the second quarter of 2019, worldwide ARPU was $7.05, an increase of 18% from the second quarter of 2018. Over this period, ARPU increased by 28% in United States & Canada, 22% in Europe, 16% in Asia-Pacific, and 12% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices sold.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Revenue	$16,886	$13,231	$31,963	$25,197
Costs and expenses:
Cost of revenue	3,307	2,214	6,123	4,141
Research and development	3,315	2,523	6,175	4,761
Marketing and sales	2,414	1,855	4,434	3,450
General and administrative	3,224	776	7,288	1,532
Total costs and expenses	12,260	7,368	24,020	13,884
Income from operations	4,626	5,863	7,943	11,313
Interest and other income, net	206	5	371	165
Income before provision for income taxes	4,832	5,868	8,314	11,478
Provision for income taxes	2,216	762	3,269	1,385
Net income	$2,616	$5,106	$5,045	$10,093
Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Cost of revenue	$109	$74	$196	$130
Research and development	927	881	1,650	1,599
Marketing and sales	160	139	273	248
General and administrative	107	92	194	164
Total share-based compensation expense	$1,303	$1,186	$2,313	$2,141

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	17	19	16
Research and development	20	19	19	19
Marketing and sales	14	14	14	14
General and administrative	19	6	23	6
Total costs and expenses	73	56	75	55
Income from operations	27	44	25	45
Interest and other income, net	1	—	1	1
Income before provision for income taxes	29	44	26	46
Provision for income taxes	13	6	10	5
Net income	15%	39%	16%	40%

Share-based compensation expense included in costs and expenses (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	1%	1%	1%	1%
Research and development	5	7	5	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	8%	9%	7%	8%

Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Advertising	$16,624	$13,038	28%	$31,536	$24,833	27%
Payments and other fees	262	193	36%	427	364	17%
Total revenue	$16,886	$13,231	28%	$31,963	$25,197	27%
Revenue in the second quarter and the first six months of 2019 increased $3.66 billion, or 28%, and $6.77 billion or 27%, respectively, compared to the same periods in 2018. The increases for both periods were almost entirely due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For both the second quarter and the first six months of 2019, we estimate that mobile advertising revenue represented approximately 94% of total advertising revenue, as compared with approximately 91% in the same periods in 2018. The increase in advertising revenue for the second quarter and the first six months of 2019 was due to an increase in the number of ads delivered, partially offset by a slight decrease in the average price per ad.
During both the second quarter and the first six months of 2019, the number of ads delivered increased by 33%, as compared with approximately 21% and 15%, respectively, in the same periods in 2018. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users and their engagement. During both the second quarter and the first six months of 2019, the average price per ad decreased by 4%, as compared with increases of approximately 17% and 27%, respectively, in the same periods in 2018. The decrease in average price per ad reflects an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates. We anticipate that future advertising revenue growth will be determined by a combination of price and the number of ads delivered.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the second quarter and the first six months of 2019 compared to the same periods in 2018 had an unfavorable impact on revenue. If we had translated revenue for the second quarter ended June 30, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $17.46 billion and $17.20 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $574 million and $572 million higher than actual total revenue and advertising revenue, respectively, for the second quarter of 2019. If we had translated revenue for the first six months of 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, total revenue and advertising revenue would have been $33.04 billion and $32.61 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.08 billion and $1.07 billion higher than actual total revenue and advertising revenue, respectively, for the first six months of 2019.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Cost of revenue	$3,307	$2,214	49%	$6,123	$4,141	48%
Percentage of revenue	20%	17%		19%	16%
Cost of revenue in the second quarter and the first six months of 2019 increased $1.09 billion, or 49%, and $1.98 billion, or 48%, respectively, compared to the same periods in 2018. The increases in both periods were mostly due to increases in operational expenses related to our data centers and technical infrastructure, as well as higher traffic acquisition costs.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Research and development	$3,315	$2,523	31%	$6,175	$4,761	30%
Percentage of revenue	20%	19%		19%	19%
Research and development expenses in the second quarter and the first six months of 2019 increased $792 million, or 31%, and $1.41 billion, or 30%, respectively, compared to the same periods in 2018. The increases in both periods were primarily due to increases in payroll and benefits expense and facilities-related costs as a result of a 32% growth in employee headcount from June 30, 2018 to June 30, 2019 in engineering and other technical functions.
Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Marketing and sales	$2,414	$1,855	30%	$4,434	$3,450	29%
Percentage of revenue	14%	14%		14%	14%
Marketing and sales expenses in the second quarter and the first six months of 2019 increased $559 million, or 30%, and $984 million, or 29%, respectively, compared to the same periods in 2018. The increases in both periods were primarily driven by payroll and benefits, community and product operations, and marketing expenses. Our payroll and benefits expenses increased as a result of a 28% increase in employee headcount from June 30, 2018 to June 30, 2019 in our marketing and sales functions.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Legal accrual related to FTC settlement	$2,000	$—	NM	$5,000	$—	NM
Other general and administrative	1,224	776	58%	2,288	1,532	49%
General and administrative	$3,224	$776	NM	$7,288	$1,532	NM
Percentage of revenue	19%	6%		23%	6%
General and administrative expenses in the second quarter and the first six months of 2019 increased $2.45 billion, and $5.76 billion, respectively, compared to the same periods in 2018. The increases in both periods were primarily due to legal accruals related to the FTC settlement, of which $2.0 billion was recorded in the second quarter of 2019 and a total of $5.0 billion was recorded during the first six months of 2019. In addition, payroll and benefits expenses increased as a result of a 28% increase in employee headcount from June 30, 2018 to June 30, 2019 in general and administrative functions.

Interest and other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Interest income, net	$219	$143	53%	$417	$288	45%
Other income (expense), net	(13)	(138)	(91)%	(46)	(123)	(63)%
Interest and other income, net	$206	$5	NM	$371	$165	125%
Interest and other income, net in the second quarter and the first six months of 2019 increased $201 million and $206 million, respectively, compared to the same periods in 2018. The increases in both periods were due to increases in interest income driven by higher cash balances compared to the same periods in 2018, as well as decreases in other expenses in both periods. The decreases in other expenses were due to decreases in the foreign exchange losses in 2019 as compared to the same periods in 2018 as a result of the periodic re-measurement of our foreign currency balances that were denominated in currencies other than the functional currency.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Provision for income taxes	$2,216	$762	191%	$3,269	$1,385	136%
Effective tax rate	46%	13%		39%	12%
Our provision for income taxes in the second quarter and the first six months of 2019 increased $1.45 billion, or 191%, and $1.88 billion, or 136%, respectively, compared to the same periods in 2018. The increases were mostly due to increases in income taxes from the Altera Ninth Circuit Panel Opinion discussed below, and in income prior to the effect of the legal accrual related to the FTC settlement that is not expected to be tax-deductible.
Our effective tax rates in the second quarter of 2019 increased compared to same period in 2018, mostly due to increases in income taxes from the Altera Ninth Circuit Panel Opinion and the legal accrual related to the FTC settlement that is not expected to be tax-deductible.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (Altera Ninth Circuit Panel Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.
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
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 19, 2019 price, we expect our effective tax rate for the remaining quarters of the year to be in the mid-teens.
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
Unrecognized Tax Benefits. As of June 30, 2019, we had net unrecognized tax benefits of $4.53 billion which were accrued as other liabilities. In the second quarter of 2019, we increased our net unrecognized tax benefits by $1.30 billion. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below, the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS states that it will also apply its position for tax years subsequent to 2010, which, if the IRS prevails in its position, could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $5.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740 that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices. In addition, if the IRS prevails in its positions, related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of June 30, 2019, we have not resolved these matters, and proceedings continue in Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents, and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents, and marketable securities were $48.60 billion as of June 30, 2019, an increase of $7.48 billion from December 31, 2018, mostly due to $17.92 billion of cash generated from operations, offset by $7.74 billion for capital expenditures, including principal payments on finance leases, $1.76 billion for repurchases of our Class A common stock, and $1.12 billion of taxes paid related to net share settlement of equity awards.
Cash paid for income taxes was $1.70 billion for the first six months of 2019. As of June 30, 2019, our federal net operating loss carryforward was $8.28 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2019. As of June 30, 2019, we had $294 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2019. In addition, based on the Altera Ninth Circuit Panel Opinion, we expect our cash payments for income taxes to increase.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of June 30, 2019, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the six months ended June 30, 2019, we repurchased and subsequently retired approximately 9.3 million shares of our Class A common stock for an aggregate amount of $1.65 billion. As of June 30, 2019, approximately $7.35 billion remained available and authorized for repurchases.
In the first six months of 2019, we paid $1.12 billion of taxes related to the net share settlement of equity awards.
As of June 30, 2019, $14.06 billion of the $48.60 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the first six months of 2019 mostly consisted of net income adjusted for certain non-cash items, such as the $5.0 billion legal accrual related to the FTC settlement, $2.86 billion of total depreciation and amortization, $2.31 billion of share-based compensation expense, and $1.11 billion income tax accrual due to the Altera Ninth Circuit Panel Opinion. The majority of the increase in cash flow from operating activities during the first six months of 2019, compared to the same period in 2018, was due to an increase in net income as adjusted for the non-cash items discussed above.
Cash Used in Investing Activities
Cash used in investing activities for the first six months of 2019 mostly resulted from $7.47 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $3.19 billion of net purchases of marketable securities. The increase in cash used in investing activities during the first six months of 2019, compared to the same period in 2018, was mostly due to increases in the net purchases of marketable securities and property and equipment.
We anticipate making capital expenditures in 2019 of approximately $16 billion to $18 billion.
Cash Used in Financing Activities
Cash used in financing activities during the first six months of 2019 mostly consisted of $1.76 billion for repurchases of our Class A common stock, $1.12 billion of taxes paid related to net share settlement of equity awards, and $267 million of principal payments on finance leases. The decrease in cash used in financing activities during the first six months of 2019, compared to the same period in 2018, was mostly due to a decrease in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019.
Contractual Obligations
Our principal commitments consist primarily of obligations under operating leases, which include among others, certain of our offices, data centers, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2019 (in millions):

		Payment Due by Period
	Total	The remainder of 2019	2020-2021	2022-2023	Thereafter
Operating lease obligations, including imputed interest(1)	$15,189	$422	$2,272	$2,259	$10,236
Finance lease obligations, including imputed interest(1)	980	194	185	86	515
Transition tax payable	1,586	—	—	324	1,262
Other contractual commitments(2)	4,569	2,080	1,368	168	953
Total contractual obligations	$22,324	$2,696	$3,825	$2,837	$12,966

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.

(2)	Other contractual commitments primarily relate to network infrastructure and our data center operations.
As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.72 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities also include $4.53 billion related to net uncertain tax positions as of June 30, 2019. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses recognized in the three and six months ended June 30, 2019 and 2018 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $497 million and $468 million in the market value of our available-for-sale debt securities as of June 30, 2019 and December 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), Securities and Exchange Commission (SEC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, and we also entered into a settlement to resolve the SEC inquiry, in each case pending federal court approval of the respective settlement. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, our settlement with the SEC requires us to pay a penalty of $100 million. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
In addition, from time to time we are subject to inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company in the areas of social networking or social media services, digital advertising, and/or mobile or online applications. The result of such investigations or inquiries could subject us to substantial monetary remedies and costs, require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.
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
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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
Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

•	reductions of advertising by marketers due to our efforts to implement advertising policies that protect the security and integrity of our platform;

•	changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising;

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
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and we expect that any similar changes to its or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of apps, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from highly sophisticated actors. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. We experience cyber-attacks and other security incidents of varying degrees from time to time, and we may incur significant costs in protecting against or remediating such incidents.
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
Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, and we may be notified of such incidents or activity via the media or other third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people’s safety on- or offline, or instances of spamming, scraping, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, or other factors;

•	the frequency, prominence, size, format, and quality of ads shown to users;

•	the success of technologies designed to block the display of ads;

•	changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising;

•	the pricing of our ads and other products;

•	the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•	our ability to generate revenue from Payments, or the sale of our consumer hardware products or other products we may introduce in the future;

•	changes to existing products or services or the development and introduction of new products or services by us or our competitors;

•	user behavior or product changes that may reduce traffic to features or products that we successfully monetize;

•
increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive, including costs related to our data centers and technical infrastructure;

•	costs related to our privacy, safety, security, and content review efforts;

•	costs and expenses related to the development and delivery of our consumer hardware products;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages or government blocking, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;

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

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	trading activity in our share repurchase program;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in global business or macroeconomic conditions.
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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. We will continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our consumer hardware and virtual and augmented reality products and technologies. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the first six months of 2019, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $159 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the Irish Data Protection Commission, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The California Consumer Privacy Act, or AB 375, also creates new data privacy rights for users, effective in 2020. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to U.S. Federal Trade Commission (FTC), Securities and Exchange Commission (SEC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, and we also entered into a settlement to resolve the SEC inquiry, in each case pending federal court approval of the respective settlement. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, our settlement with the SEC requires us to pay a penalty of $100 million. Beginning in September 2018, we also became subject to Irish Data Protection Commission and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. In addition, competition authorities in the United States, Europe, and other jurisdictions have initiated inquiries and investigations into many aspects of our business, including with respect to users and advertisers, as well as our industry. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company in the areas of social networking or social media services, digital advertising, and/or mobile or online applications. In addition, in July 2019, the U.S. Department of Justice announced an antitrust review of major online platforms. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), require us to change our business practices in a manner materially adverse to our business, or subject us to other remedies that adversely affect our business.

Compliance with our FTC consent order, the GDPR, and other regulatory and legislative privacy requirements will require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.
We are engaged in ongoing privacy compliance and oversight efforts, including as a result of the modified consent order we entered into in July 2019 with the FTC as well as our efforts to comply with the GDPR and other regulatory and legislative requirements. In particular, we have agreed with the FTC to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, and a process to regularly certify our compliance with the privacy program to the FTC, which will be challenging and costly to implement. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. In the near-term, we expect to reallocate resources internally to assist with these efforts, and this may have an adverse impact on our other business initiatives. In addition, these efforts will require substantial modifications to our business practices and make some practices such as product development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner will be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. If we are unable to successfully implement and comply with the mandates of the FTC consent order or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
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
From time to time, we receive notice from patent holders and other parties alleging that certain of our products and services, or user content, infringe their intellectual property rights. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense, could result in less effective technology or practices or otherwise negatively affect the user experience, or may not be feasible. We have experienced unfavorable outcomes in such disputes and litigation in the past, and our business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.
We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on advertiser claims, employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, the disclosure of our earnings results for the second quarter of 2018, and a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. We believe these lawsuits are without merit and are vigorously defending them. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters relating to our products that we currently face will have a material adverse effect on our business, financial condition, or results of operations.
There can be no assurances that a favorable final outcome will be obtained in all our cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which has occurred in the past and which could adversely affect our business, financial conditions, or results of operations.
We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices.
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, the European Union recently passed a directive expanding online platform liability for copyright infringement, which member states are expected to implement by 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Other countries, including Australia, France, Singapore, and the United Kingdom, are considering or have implemented similar legislation imposing penalties for failure to remove content or follow certain processes. Such legislation also has in the past, and may in the future, require us to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. If any of the foregoing events occur, our business and financial results could be adversely affected.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. As the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, users may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations. Unanticipated delays in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other actions by governments, may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.
Our products and internal systems rely on software and hardware that is highly technical, and if it contains undetected errors, bugs, or vulnerabilities, our business could be adversely affected.
Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors, bugs, or vulnerabilities may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, or other design defects within the software and hardware on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products, compromise the ability of our products to perform in a manner consistent with our terms, contracts, or policies, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property, or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software and hardware on which we rely, and any associated degradations or interruptions of service, have in the past, and may in the future, result in damage to our reputation, loss of users, loss of revenue, regulatory inquiries, or liability for damages, any of which could adversely affect our business and financial results.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 39,651 as of June 30, 2019 from 30,275 as of June 30, 2018, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
In addition, we may be subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We also intend to launch certain payments functionality on WhatsApp and have announced plans to develop digital currency products and services, which may subject us to many of the foregoing risks and additional licensing requirements.
Our participation in the Libra Association will subject us to significant regulatory scrutiny and other risks that could adversely affect our business, reputation, or financial results.
We recently announced our participation in the Libra Association, which will oversee a proposed digital currency powered by blockchain technology, and our plans for Calibra, a digital wallet for Libra which we expect to launch in Messenger, WhatsApp, and as a standalone application.
Libra is based on relatively new and unproven technology, and the laws and regulations surrounding digital currency are uncertain and evolving. Libra has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. As a primary sponsor of the initiative, we are participating in responses to inquiries from governments and regulators, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.
As this initiative evolves, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, and anti-money laundering. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital currency. These laws and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Libra currency as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.
In addition, market acceptance of such currency is subject to significant uncertainty. As such, there can be no assurance that Libra or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with digital currency or blockchain technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Libra Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
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
We face inventory risk with respect to our consumer hardware products.
We are exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new consumer hardware product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of these factors may adversely affect our operating results.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017, and the issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, a three-judge panel from the Ninth Circuit Court of Appeals issued a decision in Altera Corp. v. Commissioner regarding the treatment of share-based compensation expense in a cost sharing arrangement, which had a material effect on our tax obligations and effective tax rate for the second quarter of 2019. As the taxpayer has requested a rehearing before the full Ninth Circuit and may subsequently appeal to the Supreme Court, the final outcome of the case is uncertain and could have a material effect on our tax obligations and effective tax rate in future quarters. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through June 30, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Because we qualify as a "controlled company" under the corporate governance rules for Nasdaq-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors historically has determined not to have a separate and independent nominating function and chose to have the full board of directors be directly responsible for nominating members of our board, and in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2019:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2019	2,159	$180.22	2,159	$8,089
May 1 - 31, 2019	2,200	$186.29	2,200	$7,679
June 1 - 30, 2019	1,800	$181.21	1,800	$7,353
	6,159		6,159

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. As of June 30, 2019, approximately $7.35 billion remained available and authorized for repurchases. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	8-K	001-35551	3.1	April 15, 2019
10.1	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2	Advisory Services Agreement, dated April 8, 2019, between Registrant and Christopher Cox.	10-Q	001-35551	10.4	April 25, 2019
10.3	Form of Executive Officer Offer Letter.					X
10.4	Executive Sales Incentive Plan.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of July 2019.

FACEBOOK, INC.

Date: July 24, 2019	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2019	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)