Form 10-Q
period 2019-09-30
Facebook Inc
filed 2019-10-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
(650) 543-4800
(Registrant's telephone number, including area code)
 ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000006	FB	The Nasdaq Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,406,468,226	shares outstanding as of October 25, 2019
Class B Common Stock	$0.000006 par value	445,278,305	shares outstanding as of October 25, 2019

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
In the fourth quarter of 2018, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics are also susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors.
We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,979	$10,019
Marketable securities	36,290	31,095
Accounts receivable, net of allowances of $301 and $229 as of September 30, 2019 and December 31, 2018, respectively	7,673	7,587
Prepaid expenses and other current assets	2,137	1,779
Total current assets	62,079	50,480
Property and equipment, net	32,284	24,683
Operating lease right-of-use assets, net	8,403	—
Intangible assets, net	853	1,294
Goodwill	18,338	18,301
Other assets	2,461	2,576
Total assets	$124,418	$97,334

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$860	$820
Partners payable	590	541
Operating lease liabilities, current	776	—
Accrued expenses and other current liabilities	10,877	5,509
Deferred revenue and deposits	225	147
Total current liabilities	13,328	7,017
Operating lease liabilities, non-current	8,356	—
Other liabilities	8,735	6,190
Total liabilities	30,419	13,207
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,408 million and 2,385 million shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively; 4,141 million Class B shares authorized, 446 million and 469 million shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	45,059	42,906
Accumulated other comprehensive loss	(849)	(760)
Retained earnings	49,789	41,981
Total stockholders' equity	93,999	84,127
Total liabilities and stockholders' equity	$124,418	$97,334
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$17,652	$13,727	$49,615	$38,924
Costs and expenses:
Cost of revenue	3,155	2,418	9,279	6,559
Research and development	3,548	2,657	9,722	7,418
Marketing and sales	2,416	1,928	6,850	5,379
General and administrative	1,348	943	8,636	2,475
Total costs and expenses	10,467	7,946	34,487	21,831
Income from operations	7,185	5,781	15,128	17,093
Interest and other income, net	144	131	515	297
Income before provision for income taxes	7,329	5,912	15,643	17,390
Provision for income taxes	1,238	775	4,507	2,160
Net income	$6,091	$5,137	$11,136	$15,230
Less: Net income attributable to participating securities	—	—	—	(1)
Net income attributable to Class A and Class B common stockholders	$6,091	$5,137	$11,136	$15,229
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.13	$1.78	$3.90	$5.26
Diluted	$2.12	$1.76	$3.87	$5.20
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,854	2,885	2,855	2,895
Diluted	2,874	2,913	2,875	2,931
Share-based compensation expense included in costs and expenses:
Cost of revenue	$91	$72	$287	$202
Research and development	907	748	2,557	2,347
Marketing and sales	148	133	421	380
General and administrative	103	87	297	251
Total share-based compensation expense	$1,249	$1,040	$3,562	$3,180
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,091	$5,137	$11,136	$15,230
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(418)	(44)	(503)	(321)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	52	(15)	414	(198)
Comprehensive income	$5,725	$5,078	$11,047	$14,711
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,854	$—	$44,277	$(483)	$44,968	$88,762	2,891	$—	$41,832	$(687)	$38,237	$79,382
Impact of the adoption of new accounting pronouncement	—	—	—	—	—	—	—	—	—	(31)	31	—
Issuance of common stock	9	—	5	—	—	5	12	—	3	—	—	3
Shares withheld related to net share settlement	(3)	—	(472)	—	(119)	(591)	(5)	—	(523)	—	(382)	(905)
Share-based compensation	—	—	1,249	—	—	1,249	—	—	1,040	—	—	1,040
Share repurchases	(6)	—	—	—	(1,151)	(1,151)	(24)	—	—	—	(4,256)	(4,256)
Other comprehensive loss	—	—	—	(366)	—	(366)	—	—	—	(59)	—	(59)
Net income	—	—	—	—	6,091	6,091	—	—	—	—	5,137	5,137
Balances at end of period	2,854	$—	$45,059	$(849)	$49,789	$93,999	2,874	$—	$42,352	$(777)	$38,767	$80,342

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,854	$—	$42,906	$(760)	$41,981	$84,127	2,906	$—	$40,584	$(227)	$33,990	$74,347
Impact of the adoption of new accounting pronouncements	—	—	—	—	—	—	—	—	—	(31)	172	141
Issuance of common stock	25	—	14	—	—	14	37	—	11	—	—	11
Shares withheld related to net share settlement and other	(10)	—	(1,423)	—	(531)	(1,954)	(15)	—	(1,423)	—	(1,240)	(2,663)
Share-based compensation	—	—	3,562	—	—	3,562	—	—	3,180	—	—	3,180
Share repurchases	(15)	—	—	—	(2,797)	(2,797)	(54)	—	—	—	(9,385)	(9,385)
Other comprehensive loss	—	—	—	(89)	—	(89)	—	—	—	(519)	—	(519)
Net income	—	—	—	—	11,136	11,136	—	—	—	—	15,230	15,230
Balances at end of period	2,854	$—	$45,059	$(849)	$49,789	$93,999	2,874	$—	$42,352	$(777)	$38,767	$80,342

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$11,136	$15,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,273	3,090
Share-based compensation	3,562	3,180
Deferred income taxes	358	83
Other	44	19
Changes in assets and liabilities:
Accounts receivable	(264)	(328)
Prepaid expenses and other current assets	(527)	(889)
Other assets	66	(99)
Operating lease right-of-use assets	(2,890)	—
Accounts payable	2	88
Partners payable	59	116
Accrued expenses and other current liabilities	6,439	1,044
Deferred revenue and deposits	82	20
Operating lease liabilities, non-current	2,914	—
Other liabilities	1,977	102
Net cash provided by operating activities	27,231	21,656
Cash flows from investing activities
Purchases of property and equipment, net	(11,002)	(9,614)
Purchases of marketable securities	(19,152)	(12,658)
Sales of marketable securities	7,402	11,104
Maturities of marketable securities	7,048	3,391
Other investing activities, net	(124)	(141)
Net cash used in investing activities	(15,828)	(7,918)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,710)	(2,663)
Repurchases of Class A common stock	(2,906)	(9,379)
Principal payments on finance leases	(411)	—
Net change in overdraft in cash pooling entities	(260)	—
Other financing activities, net	14	11
Net cash used in financing activities	(5,273)	(12,031)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(174)	(167)
Net increase in cash, cash equivalents, and restricted cash	5,956	1,540
Cash, cash equivalents, and restricted cash at beginning of the period	10,124	8,204
Cash, cash equivalents, and restricted cash at end of the period	$16,080	$9,744

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$15,979	$9,637
Restricted cash, included in prepaid expenses and other current assets	7	7
Restricted cash, included in other assets	94	100
Total cash, cash equivalents, and restricted cash	$16,080	$9,744

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow data
Cash paid during the period for:
Interest	$9	$—
Income taxes, net	$2,528	$2,728
Non-cash investing activities:
Net change in prepaids and liabilities related to property and equipment	$(59)	$613
Property and equipment in accounts payable and accrued liabilities	$1,850	$1,504
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

Accounting Pronouncement Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We will adopt the new standard effective January 1, 2020. While we are currently finalizing the implementation of this new guidance, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncement

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

Note 2.	Revenue
Revenue disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advertising	$17,383	$13,539	$48,919	$38,373
Payments and other fees	269	188	696	551
Total revenue	$17,652	$13,727	$49,615	$38,924

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
US & Canada(1)	$8,026	$6,325	$22,435	$17,750
Europe(2)	4,053	3,234	11,774	9,568
Asia-Pacific	3,958	3,007	10,923	8,253
Rest of World(2)	1,615	1,161	4,483	3,353
Total revenue	$17,652	$13,727	$49,615	$38,924
(1) United States revenue was $7.54 billion and $5.93 billion for the three months ended September 30, 2019 and 2018, respectively, and $21.05 billion and $16.62 billion for the nine months ended September 30, 2019 and 2018, respectively.
(2) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Deferred revenue and deposits consists of the following (in millions):

	September 30, 2019	December 31, 2018
Deferred revenue	$192	$117
Deposits	33	30
Total deferred revenue and deposits	$225	$147

Note 3.	Earnings per Share
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
RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and nine months ended September 30, 2019 and 2018, respectively.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$5,138	$953	$4,293	$844	$9,372	$1,764	$12,661	$2,569
Less: Net income attributable to participating securities	—	—	—	—	—	—	(1)	—
Net income attributable to common stockholders	$5,138	$953	$4,293	$844	$9,372	$1,764	$12,660	$2,569
Denominator
Weighted-average shares outstanding	2,407	447	2,411	474	2,403	452	2,407	488
Basic EPS	$2.13	$2.13	$1.78	$1.78	$3.90	$3.90	$5.26	$5.26
Diluted EPS:
Numerator
Net income attributable to common stockholders	$5,138	$953	$4,293	$844	$9,372	$1,764	$12,660	$2,569
Reallocation of net income attributable to participating securities	—	—	—	—	—	—	1	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	953	—	844	—	1,764	—	2,569	—
Reallocation of net income to Class B common stock	—	(6)	—	(4)	—	(9)	—	(14)
Net income attributable to common stockholders for diluted EPS	$6,091	$947	$5,137	$840	$11,136	$1,755	$15,230	$2,555
Denominator
Number of shares used for basic EPS computation	2,407	447	2,411	474	2,403	452	2,407	488
Conversion of Class B to Class A common stock	447	—	474	—	452	—	488	—
Weighted-average effect of dilutive RSUs and employee stock options	20	—	28	2	20	1	36	3
Number of shares used for diluted EPS computation	2,874	447	2,913	476	2,875	453	2,931	491
Diluted EPS	$2.12	$2.12	$1.76	$1.76	$3.87	$3.87	$5.20	$5.20

Note 4.	Cash and Cash Equivalents and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$3,871	$2,713
Money market funds	11,306	6,792
U.S. government securities	540	90
U.S. government agency securities	59	54
Certificate of deposits and time deposits	189	369
Corporate debt securities	14	1
Total cash and cash equivalents	15,979	10,019
Marketable securities:
U.S. government securities	18,599	13,836
U.S. government agency securities	7,464	8,333
Corporate debt securities	10,227	8,926
Total marketable securities	36,290	31,095
Total cash and cash equivalents, and marketable securities	$52,269	$41,114

The gross unrealized gains on our marketable securities were $218 million and $24 million as of September 30, 2019 and December 31, 2018, respectively. The gross unrealized losses on our marketable securities were $45 million and $357 million as of September 30, 2019 and December 31, 2018, respectively. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $35 million and $332 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we considered the unrealized losses on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2019
Due in one year	$12,933
Due after one year to five years	23,357
Total	$36,290

Note 5.	Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$11,306	$11,306	$—	$—
U.S. government securities	540	540	—	—
U.S. government agency securities	59	59	—	—
Certificate of deposits and time deposits	189	—	189	—
Corporate debt securities	14	—	14	—
Marketable securities:
U.S. government securities	18,599	18,599	—	—
U.S. government agency securities	7,464	7,464	—	—
Corporate debt securities	10,227	—	10,227	—
Total cash equivalents and marketable securities	$48,398	$37,968	$10,430	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,792	$6,792	$—	$—
U.S. government securities	90	90	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	369	—	369	—
Corporate debt securities	1	—	1	—
Marketable securities:
U.S. government securities	13,836	13,836	—	—
U.S. government agency securities	8,333	8,333	—	—
Corporate debt securities	8,926	—	8,926	—
Total cash equivalents and marketable securities	$38,401	$29,105	$9,296	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 6.	Property and Equipment
Property and equipment, net consists of the following (in millions):

	September 30, 2019	December 31, 2018
Land	$1,055	$899
Buildings	9,176	7,401
Leasehold improvements	2,736	1,841
Network equipment	15,486	13,017
Computer software, office equipment and other	1,608	1,187
Finance lease right-of-use assets	1,427	—
Construction in progress	10,442	7,228
Total	41,930	31,573
Less: Accumulated depreciation	(9,646)	(6,890)
Property and equipment, net	$32,284	$24,683

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
The components of lease costs, lease term and discount rate are as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$51	$140
Interest	4	9
Operating lease cost	298	818
Variable lease cost and other, net	41	111
Total lease cost	$394	$1,078

Weighted-average remaining lease term
Operating leases		13.1 years
Finance leases		15.5 years

Weighted-average discount rate
Operating leases		3.3%
Finance leases		3.2%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in millions):

	Operating Leases	Finance Leases
The remainder of 2019	$200	$26
2020	1,096	44
2021	1,089	39
2022	992	32
2023	963	32
Thereafter	7,468	373
Total undiscounted cash flows	11,808	546
Less imputed interest	(2,676)	(115)
Present value of lease liabilities	$9,132	$431

As of September 30, 2019, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of approximately $3.16 billion and $356 million, respectively. These operating and finance leases will commence between the fourth quarter of 2019 and 2022 with lease terms of greater than one year to 25 years. This table does not include lease payments that were not fixed at commencement or modification.

Supplemental cash flow information related to leases are as follows (in millions):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633
Operating cash flows from finance leases	$8
Financing cash flows from finance leases	$411
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,756
Finance leases	$128

Note 8.	Goodwill and Intangible Assets

During the nine months ended September 30, 2019, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2019 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$18,301
Goodwill acquired	32
Effect of currency translation adjustment	5
Balance as of September 30, 2019	$18,338

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		September 30, 2019			December 31, 2018
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	2.0	$2,056	$(1,477)	$579	$2,056	$(1,260)	$796
Acquired technology	1.5	1,018	(974)	44	1,002	(871)	131
Acquired patents	4.7	805	(611)	194	805	(565)	240
Trade names	1.8	629	(600)	29	629	(517)	112
Other	3.6	162	(155)	7	162	(147)	15
Total intangible assets		$4,670	$(3,817)	$853	$4,654	$(3,360)	$1,294

Amortization expense of intangible assets was $145 million and $457 million for the three and nine months ended September 30, 2019, respectively, and $156 million and $483 million for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2019	$101
2020	383
2021	278
2022	34
2023	26
Thereafter	31
Total	$853

Note 9.	Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of September 30, 2019, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

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
Other contractual commitments
We also have $5.04 billion of non-cancelable contractual commitments as of September 30, 2019, the majority of which is related to network infrastructure and our data center operations. These commitments are primarily due within five years.
Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), SEC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval, and we also entered into a final settlement to resolve the SEC inquiry. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. We have recognized the penalty in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of September 30, 2019.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory and punitive damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. We plan to request that the U.S. Supreme Court review the decision of the Ninth Circuit. The district court has not yet scheduled a trial date, but it could be scheduled as early as the first quarter of 2020. Although we believe this lawsuit is without merit, and we are vigorously defending it, we believe there is a reasonable possibility that the ultimate potential loss related to this matter could be material.
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
With respect to the cases, actions, and inquiries described above, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these matters. With respect to the matters described above that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either cannot be estimated or are not individually material, but we believe there is a reasonable possibility that they may be material in the aggregate.
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these other matters, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these other matters. We believe that the amount of losses or any estimable range of possible losses with respect to these other matters will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements.
However, the outcome of the legal matters described in this section is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
For information regarding income tax contingencies, see Note 12 — Income Taxes.

Note 11.	Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the nine months ended September 30, 2019, we repurchased and subsequently retired 15.4 million shares of our Class A common stock for an aggregate amount of $2.80 billion. As of September 30, 2019, $6.20 billion remained available and authorized for repurchases.
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
The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2019:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2018	67,298	$144.77
Granted	46,999	$169.77
Vested	(25,231)	$139.14
Forfeited	(7,740)	$142.28
Unvested at September 30, 2019	81,326	$161.21

The fair value as of the respective vesting dates of RSUs that vested during the three and nine months ended September 30, 2019 was $1.53 billion and $4.42 billion, respectively, and $2.11 billion and $6.24 billion during the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, there was $12.28 billion of unrecognized share-based compensation expense related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
Our 2019 effective tax rate differs from the U.S. statutory rate of 21% primarily due to a portion of our income before provision for income taxes being earned in jurisdictions subject to tax rates lower than 21%, the provision for income taxes recorded as a result of the developments in Altera Corp. v. Commissioner discussed below, the $5.0 billion of legal accruals recorded in the first six months of 2019 related to the FTC settlement that is not expected to be tax-deductible, and the recognition of excess tax benefits from share-based compensation.
Our gross unrecognized tax benefits were $7.16 billion and $4.68 billion on September 30, 2019 and December 31, 2018, respectively. If the gross unrecognized tax benefits as of September 30, 2019 were realized in a subsequent period, this would result in a tax benefit of $4.25 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $618 million and $340 million as of September 30, 2019 and December 31, 2018, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. The case is scheduled for trial beginning in February 2020. In October 2019, the IRS filed its Statement of Position in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The IRS did not provide a specific amount for the adjustment nor any information about how it intends to apply the revised adjustment to future years. Based on the limited information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, which is an increase from our previous estimate of up to $5.0 billion, plus interest and any penalties asserted. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. returns, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Statement of Position. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of September 30, 2019, we have not resolved these matters and proceedings continue in the Tax Court.
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
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$32,459	$18,950
Rest of the world (1)	8,228	5,733
Total long-lived assets	$40,687	$24,683

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2019 and 2018—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key user metrics and financial results for the third quarter of 2019 are as follows:
User growth:

•	Daily active users (DAUs) were 1.62 billion on average for September 2019, an increase of 9% year-over-year.

•	Monthly active users (MAUs) were 2.45 billion as of September 30, 2019, an increase of 8% year-over-year.
Financial results:

•	Revenue was $17.65 billion, up 29% year-over-year, and advertising revenue was $17.38 billion, up 28% year-over‑year.

•	Total costs and expenses were $10.47 billion.

•	Income from operations was $7.19 billion and operating margin was 41%.

•	Net income was $6.09 billion with diluted earnings per share of $2.12.

•	Capital expenditures, including principal payments on finance leases, were $3.68 billion.

•	Effective tax rate was 17%.

•	Cash and cash equivalents and marketable securities were $52.27 billion as of September 30, 2019.

•	Headcount was 43,030 as of September 30, 2019, an increase of 28% year-over-year.
In the third quarter of 2019, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
We continued to invest, based on our roadmap, in: (i) our most developed ecosystems, Facebook and Instagram, (ii) driving growth and building ecosystems around our products that already have significant user bases, such as Messenger and WhatsApp, as well as continuing to grow features like Stories, and (iii) long-term technology initiatives, such as connectivity, artificial intelligence, and augmented and virtual reality, that we believe will further our mission to give people the power to build community and bring the world closer together. We intend to continue to invest based on this roadmap and we anticipate that additional investments in the following areas will continue to drive expense growth in 2019 and 2020: (i) expanding our data center capacity, network infrastructure, and office facilities as well as scaling our headcount to support our growth, and (ii) investments in privacy, safety and security, marketing, video content, and our long-term technology initiatives. We anticipate total costs and expenses will be approximately $46 billion to $48 billion for 2019, and approximately $54 billion to $59 billion in 2020.

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

Worldwide DAUs increased 9% to 1.62 billion on average during September 2019 from 1.49 billion during September 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during September 2019, relative to the same period in 2018.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered Facebook user who logged in and visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of September 30, 2019, we had 2.45 billion MAUs, an increase of 8% from September 30, 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in the third quarter of 2019, relative to the same period in 2018.

Trends in Our Monetization by User Geography
We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. Revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2019 in the United States & Canada region was more than ten times higher than in the Asia-Pacific region.

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

During the third quarter of 2019, worldwide ARPU was $7.26, an increase of 19% from the third quarter of 2018. Over this period, ARPU increased by 25% in United States & Canada, 23% in Rest of World, and 21% in both Asia‑Pacific and Europe. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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
Research and development. Research and development expenses consist primarily of share-based compensation, salaries and benefits, and facilities-related costs for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We currently expense all of our research and development costs as they are incurred.
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

Results of Operations
The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Revenue	$17,652	$13,727	$49,615	$38,924
Costs and expenses:
Cost of revenue	3,155	2,418	9,279	6,559
Research and development	3,548	2,657	9,722	7,418
Marketing and sales	2,416	1,928	6,850	5,379
General and administrative	1,348	943	8,636	2,475
Total costs and expenses	10,467	7,946	34,487	21,831
Income from operations	7,185	5,781	15,128	17,093
Interest and other income, net	144	131	515	297
Income before provision for income taxes	7,329	5,912	15,643	17,390
Provision for income taxes	1,238	775	4,507	2,160
Net income	$6,091	$5,137	$11,136	$15,230
Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Cost of revenue	$91	$72	$287	$202
Research and development	907	748	2,557	2,347
Marketing and sales	148	133	421	380
General and administrative	103	87	297	251
Total share-based compensation expense	$1,249	$1,040	$3,562	$3,180

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	18	19	17
Research and development	20	19	20	19
Marketing and sales	14	14	14	14
General and administrative	8	7	17	6
Total costs and expenses	59	58	70	56
Income from operations	41	42	30	44
Interest and other income, net	1	1	1	1
Income before provision for income taxes	42	43	32	45
Provision for income taxes	7	6	9	6
Net income	35%	37%	22%	39%

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.
Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	1%	1%	1%	1%
Research and development	5	5	5	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	7%	8%	7%	8%

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Advertising	$17,383	$13,539	28%	$48,919	$38,373	27%
Payments and other fees	269	188	43%	696	551	26%
Total revenue	$17,652	$13,727	29%	$49,615	$38,924	27%
Revenue in the three and nine months ended September 30, 2019 increased $3.93 billion, or 29%, and $10.69 billion, or 27%, respectively, compared to the same periods in 2018. The increases for both periods were almost entirely due to increases in advertising revenue.
The most important factor driving advertising revenue growth was an increase in revenue from ads on mobile devices. For both the three and nine months ended September 30, 2019, we estimate that mobile advertising revenue represented approximately 94% of total advertising revenue, as compared with approximately 92% in the same periods in 2018. The increase in advertising revenue during the three and nine months ended September 30, 2019 was due to an increase in the number of ads delivered, partially offset by a slight decrease in the average price per ad.

During the three and nine months ended September 30, 2019, the number of ads delivered increased by 37% and 34%, respectively, as compared with approximately 25% and 18%, respectively, in the same periods in 2018. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users and their engagement. During the three and nine months ended September 30, 2019, the average price per ad decreased by 6% and 5%, respectively, as compared with increases of approximately 7% and 19%, respectively, in the same periods in 2018. The decrease in average price per ad was primarily driven by an increasing proportion of the number of ads delivered in geographies and as Stories ads that monetize at lower rates. We anticipate that future advertising revenue growth will be determined by a combination of the number of ads delivered and price.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the three and nine months ended September 30, 2019 compared to the same periods in 2018 had an unfavorable impact on revenue. If we had translated revenue for the three months ended September 30, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $17.95 billion and $17.68 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $297 million and $295 million higher than actual total revenue and advertising revenue, respectively, for the three months ended September 30, 2019. If we had translated revenue for the nine months ended September 30, 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, total revenue and advertising revenue would have been $50.99 billion and $50.29 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.37 billion higher than both actual total revenue and advertising revenue for the nine months ended September 30, 2019.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Cost of revenue	$3,155	$2,418	30%	$9,279	$6,559	41%
Percentage of revenue	18%	18%		19%	17%
Cost of revenue in the three and nine months ended September 30, 2019 increased $737 million, or 30%, and $2.72 billion, or 41%, respectively, compared to the same periods in 2018. The increases in both periods were primarily due to increases in operational expenses related to our data centers and technical infrastructure and higher traffic acquisition costs.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Research and development	$3,548	$2,657	34%	$9,722	$7,418	31%
Percentage of revenue	20%	19%		20%	19%
Research and development expenses in the three and nine months ended September 30, 2019 increased $891 million, or 34%, and $2.30 billion, or 31%, respectively, compared to the same periods in 2018. The increases in both periods were primarily due to increases in payroll and benefits expenses, as well as facilities-related costs, as a result of a 31% growth in employee headcount from September 30, 2018 to September 30, 2019 in engineering and other technical functions.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Marketing and sales	$2,416	$1,928	25%	$6,850	$5,379	27%
Percentage of revenue	14%	14%		14%	14%
Marketing and sales expenses in the three and nine months ended September 30, 2019 increased $488 million, or 25%, and $1.47 billion, or 27%, respectively, compared to the same periods in 2018. The increases in both periods were primarily driven by payroll and benefits, marketing, and community and product operations expenses. Our payroll and benefits expenses increased as a result of a 24% increase in employee headcount from September 30, 2018 to September 30, 2019 in our marketing and sales functions.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Legal accrual related to FTC settlement	$—	$—	—	$5,000	$—	NM
Other general and administrative	1,348	943	43%	3,636	2,475	47%
General and administrative	$1,348	$943	43%	$8,636	$2,475	NM
Percentage of revenue	8%	7%		17%	6%
General and administrative expenses in the third quarter of 2019 increased $405 million, or 43%, compared to the same period in 2018. The increase was primarily due to an increase in payroll and benefits expenses and higher legal-related costs. General and administrative expenses increased $6.16 billion in the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to the $5.0 billion FTC settlement expense recorded in the first six months of 2019. In addition, payroll and benefits expenses also increased in the nine months ended September 30, 2019 as a result of a 32% increase in employee headcount from September 30, 2018 to September 30, 2019 in our general and administrative functions.
Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Interest income, net	$258	$176	47%	$675	$465	45%
Other income (expense), net	(114)	(45)	153%	(160)	(168)	(5)%
Interest and other income, net	$144	$131	10%	$515	$297	73%
Interest and other income, net in the three and nine months ended September 30, 2019 increased $13 million, or 10%, and $218 million, or 73%, respectively, compared to the same periods in 2018. The increases in both periods were due to increases in interest income driven by higher interest rates and investment balances. In the third quarter of 2019, the increase in interest and other income was partially offset by higher foreign exchange losses as compared to the same period in 2018 due to foreign currency transactions and re-measurement.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in millions, except for percentages)
Provision for income taxes	$1,238	$775	60%	$4,507	$2,160	109%
Effective tax rate	17%	13%		29%	12%
Our provision for income taxes in the third quarter of 2019 increased $463 million, or 60%, compared to the same period in 2018, primarily due to an increase in income from operations and a decrease in excess tax benefits recognized from share‑based compensation. Our provision for income taxes in the nine months ended September 30, 2019 increased $2.35 billion, or 109%, compared to the same period in 2018, mostly due to an increase in income taxes from the Altera Ninth Circuit Panel Opinion discussed below, an increase in income from operations prior to the effect of the legal accrual related to the FTC settlement that is not expected to be tax-deductible, and a decrease in excess tax benefits recognized from share-based compensation.
Our effective tax rate in the third quarter of 2019 increased compared to the same period in 2018, mostly due to a decrease in excess tax benefits recognized from share-based compensation and an increase in income taxes from the Altera Ninth Circuit Panel Opinion discussed below. Our effective tax rate in the nine months ended September 30, 2019 increased compared to the same period in 2018, mostly due to an increase in income taxes from the Altera Ninth Circuit Panel Opinion, the legal accrual related to the FTC settlement that is not expected to be tax-deductible, and a decrease in excess tax benefits recognized from share-based compensation.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 25, 2019 price, we expect our effective tax rate for the fourth quarter of 2019 and the full year 2020 will be approximately 18% to 20%.
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
Unrecognized Tax Benefits. As of September 30, 2019, we had net unrecognized tax benefits of $4.79 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. The case is scheduled for trial beginning in February 2020. In October 2019, the IRS filed its Statement of Position in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The IRS did not provide a specific amount for the adjustment nor any information about how it intends to apply the revised adjustment to future years. Based on the limited information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, which is an increase from our previous estimate of up to $5.0 billion, plus interest and any penalties asserted. In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. If the IRS prevails in its position for these new adjustments, this could result in an additional federal tax liability of up to approximately $680 million in excess of the amounts in our originally filed U.S. returns, plus interest and any penalties asserted. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice. We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Statement of Position. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of September 30, 2019, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $52.27 billion as of September 30, 2019, an increase of $11.16 billion from December 31, 2018, mostly due to $27.23 billion of cash generated from operations, offset by $11.41 billion for capital expenditures, including principal payments on finance leases, $2.91 billion for repurchases of our Class A common stock, and $1.71 billion of taxes paid related to net share settlement of equity awards.
Cash paid for income taxes was $2.53 billion in the nine months ended September 30, 2019. As of September 30, 2019, our federal net operating loss carryforward was $8.47 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2019. As of September 30, 2019, we had $293 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2019. In addition, based on the Altera Ninth Circuit Panel Opinion, we expect our cash payments for income taxes to increase.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of September 30, 2019, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program that commenced in 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. During the nine months ended September 30, 2019, we repurchased and subsequently retired approximately 15.4 million shares of our Class A common stock for an aggregate amount of $2.80 billion. As of September 30, 2019, $6.20 billion remained available and authorized for repurchases.
As of September 30, 2019, $14.08 billion of the $52.27 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
In July 2019, we entered into a settlement and modified consent order to resolve the inquiry of the FTC into our platform and user data practices, which is pending federal court approval. The settlement requires us to pay a penalty of $5.0 billion, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of September 30, 2019.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the nine months ended September 30, 2019 mostly consisted of net income adjusted for certain non-cash items, such as the $5.0 billion legal accrual related to the FTC settlement, $4.27 billion of depreciation and amortization, $3.56 billion of share-based compensation expense, and $1.11 billion income tax accrual due to the Altera Ninth Circuit Panel Opinion. The majority of the increase in cash flow from operating activities during the nine months ended September 30, 2019, compared to the same period in 2018, was due to higher net income as adjusted for the non-cash items discussed above.
Cash Used in Investing Activities
Cash used in investing activities during the nine months ended September 30, 2019 mostly resulted from $11.0 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $4.70 billion of net purchases of marketable securities. The increase in cash used in investing activities during the nine months ended September 30, 2019, compared to the same period in 2018, was mostly due to increases in net purchases of marketable securities and property and equipment.
We anticipate making capital expenditures of approximately $16 billion in 2019 and approximately $17 billion to $19 billion in 2020.

Cash Used in Financing Activities
Cash used in financing activities during the nine months ended September 30, 2019 mostly consisted of $2.91 billion for repurchases of our Class A common stock, $1.71 billion of taxes paid related to net share settlement of equity awards, and $411 million of principal payments on finance leases. The decrease in cash used in financing activities during the nine months ended September 30, 2019, compared to the same period in 2018, was mostly due to a decrease in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019.
Contractual Obligations
Our principal commitments consist primarily of obligations under operating leases, which include among others, certain of our offices, data centers, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2019 (in millions):

		Payment Due by Period
	Total	The remainder of 2019	2020-2021	2022-2023	Thereafter
Operating lease obligations, including imputed interest(1)	$15,014	$192	$2,345	$2,274	$10,203
Finance lease obligations, including imputed interest(1)	913	103	200	87	523
Transition tax payable	1,577	—	—	319	1,258
Other contractual commitments(2)	5,039	1,822	1,946	270	1,001
Total contractual obligations	$22,543	$2,117	$4,491	$2,950	$12,985

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.

(2)	The majority of other contractual commitments were related to network infrastructure and our data center operations.
As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.83 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities also include $4.79 billion related to net uncertain tax positions as of September 30, 2019. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material. Significant judgment is required to determine both probability and the estimated amount of loss. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses recognized in the three and nine months ended September 30, 2019 and 2018 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $531 million and $468 million in the market value of our available-for-sale debt securities as of September 30, 2019 and December 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), Securities and Exchange Commission (SEC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval, and we also entered into a final settlement to resolve the SEC inquiry. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory and punitive damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. We plan to request that the U.S. Supreme Court review the decision of the Ninth Circuit. The district court has not yet scheduled a trial date, but it could be scheduled as early as the first quarter of 2020. We believe this lawsuit is without merit, and we are vigorously defending it.
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
In addition, from time to time we are subject to inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. These investigations and inquiries concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. The result of such investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
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
Our advertising revenue can also be adversely affected by a number of other factors, including:

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

•
adverse government actions or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;

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
From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.
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
We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent in messaging and social media, Bytedance in social media, and Amazon in advertising. We also compete with companies that provide regional social networks and messaging products, many of which have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services.
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
Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues, or otherwise, which could adversely affect our financial results. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies, and we will incur increased costs in connection with the development and marketing of such products and technologies. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products to support increasing usage of such products. We have historically monetized messaging in only a very limited fashion, and we may not be successful in our efforts to generate meaningful revenue from messaging over the long term. In addition, we have announced plans to implement end-to-end encryption across our messaging services, as well as facilitate interoperability between these platforms, which plans have drawn governmental and regulatory scrutiny in multiple jurisdictions. If our new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, we have announced a tool that will enable users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which will reduce our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of apps, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, advertising, and other issues, including actions or decisions in connection with elections, which may adversely affect our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the 2020 U.S. presidential election or other elections around the world. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from highly sophisticated actors. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. We experience cyber-attacks and other security incidents of varying degrees from time to time, and we may incur significant costs in protecting against or remediating such incidents.
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
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, as well as obligations under the modified consent order we entered into in July 2019 with the U.S. Federal Trade Commission (FTC), which is pending federal court approval. As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and we have continued to receive negative publicity. In addition, we may be subject to negative publicity if we are not successful in our efforts to prevent the illicit or objectionable use of our products or services in connection with the 2020 U.S. presidential election or other elections around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
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

•	costs related to our privacy, safety, security, and content review efforts;

•	costs and expenses related to the development and delivery of our consumer hardware products;

•	our ability to maintain gross margins and operating margins;

•	costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•	charges associated with impairment of any assets on our balance sheet;

•	our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or outages or government blocking, which could prevent us from serving ads for any period of time;

•	breaches of security or privacy, and the costs associated with any such breaches and remediation;

•	changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•	fees paid to third parties for content or the distribution of our products;

•	refunds or other concessions provided to advertisers;

•	share-based compensation expense, including acquisition-related expense;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;

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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We will also continue to invest in our messaging, video content, and global connectivity efforts, as well as other initiatives that may not have clear paths to monetization. In addition, we will incur increased costs in connection with the development and marketing of our consumer hardware and virtual and augmented reality products and technologies. Any such investments may not be successful, and any such increases in our costs may reduce our operating margin and profitability. In addition, if our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the nine months ended September 30, 2019, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $234 million and our effective tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the Irish Data Protection Commission, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in 2020. The California Consumer Privacy Act (CCPA) also establishes certain transparency rules and creates new data privacy rights for users, effective in 2020. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, Securities and Exchange Commission (SEC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval, and we also entered into a final settlement to resolve the SEC inquiry. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to Irish Data Protection Commission (IDPC) and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
In addition, competition authorities in the United States, Europe, and other jurisdictions have initiated formal and informal inquiries and investigations into many aspects of our business, including with respect to users and advertisers, as well as our industry. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice, the U.S. House of Representatives, and state attorneys general. These inquiries and investigations concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions.
Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

Compliance with our FTC consent order, the GDPR, and other regulatory and legislative privacy requirements will require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.
We are engaged in ongoing privacy compliance and oversight efforts, including as a result of the modified consent order we entered into in July 2019 with the FTC, as well as our efforts to comply with the GDPR and other regulatory and legislative requirements, including the CCPA. In particular, we have agreed with the FTC to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, and a process to regularly certify our compliance with the privacy program to the FTC, which will be challenging and costly to implement. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. In the near-term, we expect to reallocate resources internally to assist with these efforts, and this may have an adverse impact on our other business initiatives. In addition, these efforts will require substantial modifications to our business practices and make some practices such as product development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner will be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on advertiser claims, employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook; and the "tag suggestions" facial recognition feature on Facebook. We believe these lawsuits are without merit and are vigorously defending them. However, the results of such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations. Unanticipated delays in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.
Our products and internal systems rely on software and hardware that is highly technical, and if these systems contain errors, bugs, or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook’s code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. If our systems contain bugs or errors or if we do not properly address or mitigate the technical limitations in our systems, we may fail to fulfill our commitments to our users and be subject to regulatory scrutiny or litigation that could harm our business and result in fines, damages, or other remedies. In addition, errors, bugs, vulnerabilities, or defects in the software and hardware on which we rely, and any associated degradations or interruptions of service, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, or liability for damages, any of which could adversely affect our business and financial results.
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
In the fourth quarter of 2018, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2018, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we make product changes or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.
Our data limitations may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.
In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure user metrics are also susceptible to algorithm or other technical errors. Our estimates for revenue by user location and revenue by user device are also affected by these factors. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis. In addition, our DAU and MAU estimates will differ from estimates published by third parties due to differences in methodology.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 43,030 as of September 30, 2019 from 33,606 as of September 30, 2018, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant challenges in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located, whether as a result of competition with other companies, challenges due to the high cost of living, facilities and infrastructure constraints, or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
In addition, we may be subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We also intend to launch certain payments functionality on WhatsApp and have announced plans to develop digital payments products and services, which may subject us to many of the foregoing risks and additional licensing requirements.
Our participation in the Libra Association will subject us to significant regulatory scrutiny and other risks that could adversely affect our business, reputation, or financial results.
We recently announced our participation in the Libra Association, which will oversee a proposed digital payments system powered by blockchain technology, and our plans for Calibra, a digital wallet for Libra which we expect to launch in Messenger, WhatsApp, and as a standalone application.
Libra is based on relatively new and unproven technology, and the laws and regulations surrounding digital payments are uncertain and evolving. Libra has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. As a primary sponsor of the initiative, we are participating in responses to inquiries from governments and regulators, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.
As this initiative evolves, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, anti-money laundering, counter-terrorism financing, economic sanctions, and data protection. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. These laws and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Libra currency as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.
In addition, market acceptance of such currency is subject to significant uncertainty. As such, there can be no assurance that Libra or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with digital payments or blockchain technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Libra Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
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

•
risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, competition, consumer protection, intellectual property, and terrestrial infrastructure matters;

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
We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products. We may experience supply shortages or other disruptions in logistics or the supply chain in the future that could result in shipping delays and negatively impact our operations. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing and sale of our consumer hardware products also may be negatively impacted by geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain disruptions.
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
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, France has enacted, and the United Kingdom, Spain, and Italy have each proposed, taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through September 30, 2019. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Because we qualify as a "controlled company" under the corporate governance rules for Nasdaq-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2019:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2019	1,980	$199.28	1,980	$6,958
August 1 - 31, 2019	1,980	$184.89	1,980	$6,592
September 1 - 30, 2019	2,100	$185.71	2,100	$6,202
	6,060		6,060

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In December 2018, our board of directors authorized an additional $9.0 billion of repurchases under this program. As of September 30, 2019, approximately $6.20 billion remained available and authorized for repurchases. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of October 2019.

FACEBOOK, INC.

Date: October 30, 2019	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2019	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)