Form 10-K
period 2019-12-31
Facebook Inc
filed 2020-01-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(650) 543-4800
(Registrant's telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.000006 par value	FB	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $478 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 23, 2020, the registrant had 2,405,745,740 shares of Class A common stock and 444,704,919 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

Facebook, Inc.
Form 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Facebook," "company," "we," "us," and "our" in this document refer to Facebook, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term "Facebook" may also refer to our products, regardless of the manner in which they are accessed. The term "Family" refers to our Facebook, Instagram, Messenger, and WhatsApp products. For references to accessing Facebook or our other products on the "web" or via a "website," such terms refer to accessing such products on personal computers. For references to accessing Facebook or our other products on "mobile," such term refers to accessing such products via a mobile application or via a mobile-optimized version of our websites such as m.facebook.com, whether on a mobile phone or tablet.

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We have historically reported the numbers of our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU) (collectively, our "Facebook metrics") based on user activity only on Facebook and Messenger and not on our other products. Beginning with this Annual Report on Form 10-K, we also are reporting our estimates of the numbers of our daily active people (DAP), monthly active people (MAP), and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement. We believe our Family metrics better reflect the size of our community and the fact that many people are using more than one of our products. As a result, over time we intend to report our Family metrics as our key metrics in place of DAUs, MAUs, and ARPU in our periodic reports filed with the Securities and Exchange Commission.

While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed Family metrics for any such inaccuracies or adjustments that are within the error margins disclosed below.

In addition, our Facebook metrics and Family metrics estimates will differ from estimates published by third parties due to differences in methodology.

Facebook Metrics

We regularly evaluate our Facebook metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) violating accounts, which represent user profiles that we believe are intended to be used for purposes that violate our terms of service, such as bots and spam. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as identical IP addresses and similar user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Any loss of access to data signals we use in this process, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our estimates of duplicate and false accounts. Our estimates also may change as our methodologies evolve, including through the application of new data signals or technologies or product changes that may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.

In the fourth quarter of 2019, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2019, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

The numbers of DAUs and MAUs discussed in this Annual Report on Form 10-K, as well as ARPU, do not include users on Instagram, WhatsApp, or our other products, unless they would otherwise qualify as DAUs or MAUs, respectively, based on their other activities on Facebook.

Family Metrics

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2019, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

The numbers of Family DAP and MAP discussed in this Annual Report on Form 10-K, as well as ARPP, do not include users on our other products, unless they would otherwise qualify as DAP or MAP, respectively, based on their other activities on our Family products.

User Geography

Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure our metrics are also susceptible to algorithm or other technical errors, and our estimates for revenue by user location and revenue by user device are also affected by these factors.

PART I

Item 1.Business

Overview

Our mission is to give people the power to build community and bring the world closer together.

We build useful and engaging products that enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality headsets, and in-home devices. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products, including:

•
Facebook. Facebook enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. There are a number of different ways to engage with people on Facebook, including News Feed, Stories, Marketplace, and Watch.

•
Instagram. Instagram brings people closer to the people and things they love. It is a place where people can express themselves through photos, videos, and private messaging, including through Instagram Feed and Stories, and explore their interests in businesses, creators and niche communities.

•	Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, groups, and businesses across platforms and devices.

•	WhatsApp. WhatsApp is a simple, reliable, and secure messaging application that is used by people and businesses around the world to communicate in a private way.

•	Oculus. Our hardware, software, and developer ecosystem allows people around the world to come together and connect with each other through our Oculus virtual reality products.

We generate substantially all of our revenue from selling advertising placements to marketers. Our ads enable marketers to reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites.

We are also investing heavily in other consumer hardware products and a number of longer-term initiatives, such as augmented reality, artificial intelligence (AI), and connectivity efforts, to develop technologies that we believe will help us better serve our mission over the long run.

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

We also compete with the following:

•
Companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent and Snap in messaging and social media, Bytedance and Twitter in social media, and Amazon in advertising.

•	Companies that provide regional social networks and messaging products, many of which have strong positions in particular countries.

•	Traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

•	Companies that develop and deliver consumer hardware and virtual reality products and services.

As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Technology

Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video increases, and as we deepen our investment in new technologies like AI, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse.

Sales and Operations

The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, as well as through advertising agencies and resellers. We operate more than 70 offices around the globe, the majority of which have a sales presence. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.

Marketing

Historically, our communities have generally grown organically with people inviting their friends to connect with them, supported by internal efforts to stimulate awareness and interest. In addition, we have invested and will continue to invest in marketing our products and services to grow our brand and help build community around the world.

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

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. The Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in August 2020. The California Consumer Privacy Act, which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We are, and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. We are currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into in July 2019 with the U.S. Federal Trade Commission (FTC) which is pending federal court approval and which, among other matters, will require us to implement a comprehensive expansion of our privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

Employees

As of December 31, 2019, we had 44,942 employees.

Corporate Information

We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol "FB." Our principal executive offices are located at 1601 Willow Road, Menlo Park, California 94025, and our telephone number is (650) 543-4800.

Facebook, the Facebook logo, FB, the Like button, Instagram, Oculus, WhatsApp, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Facebook, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

Available Information

Our website address is www.facebook.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com and newsroom.fb.com websites as well as Mark Zuckerberg's Facebook Page (https://www.facebook.com/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

•	we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;

•	we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

•	we make changes in how we promote different products and services across our family of products;

•	initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

•
there is decreased engagement with our products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of our products in their countries;

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

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we implemented in connection with the GDPR, California Consumer Privacy Act (CCPA), or other similar changes that we implemented in the United States and around the world (for example, we have seen an increasing number of users opt out of certain types of ad targeting in Europe following adoption of the GDPR), or other product changes or controls we have implemented or may implement in the future, whether in connection with other regulations, regulatory actions or otherwise, that impact our ability to target ads;

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

Our advertising revenue is dependent on targeting and measurement tools that incorporate data signals from user activity on websites and services that we do not control, and changes to the regulatory environment, third-party mobile operating systems and browsers, and our own products have impacted, and we expect will continue to impact, the availability of such signals, which will adversely affect our advertising revenue.

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory changes, such as the GDPR and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. Similarly, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform, and any additional loss of such signals in the future will adversely affect our targeting and measurement capabilities and negatively impact our advertising revenue.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and we expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We compete with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, among other areas, we compete with Apple in messaging, Google and YouTube in advertising and video, Tencent and Snap in messaging and social media, Bytedance and Twitter in social media, and Amazon in advertising. We also compete with companies that provide regional social networks and messaging products, many of which have strong positions in particular countries. Some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services.

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

Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. It is possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues, or otherwise, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, we have announced plans to implement end-to-end encryption across our messaging services, as well as facilitate interoperability between these platforms, which plans have drawn governmental and regulatory scrutiny in multiple jurisdictions. If our new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which will reduce our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, which is becoming increasingly popular for sharing content across our products, but our advertising efforts with this format are still under development and we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful. We experience cyber-attacks and other security incidents of varying degrees from time to time, and we may incur significant costs in protecting against or remediating such incidents.

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

For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens, which were then used to access certain profile information from approximately 29 million user accounts on Facebook. While we took steps to remediate the attack, including fixing the vulnerability, resetting user access tokens and notifying affected users, we may discover and announce additional developments, which could further erode confidence in our brand. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

We anticipate that our ongoing efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper ad purchases, activities that threaten people's safety on- or offline, or instances of spamming, scraping, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.

Unfavorable media coverage could negatively affect our business.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and we have continued to receive negative publicity. In addition, we may be subject to negative publicity if we are not successful in our efforts to prevent the illicit or objectionable use of our products or services in connection with the 2020 U.S. presidential election or other elections around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

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

Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability. If our investments are not successful, our ability to grow revenue will be harmed, which could adversely affect our business and financial performance.

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2019, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $313 million and our effective tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework is subject to an annual review that could result in changes to our obligations and also is subject to challenge by regulators and private parties, including a pending legal challenge by a private party. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the Irish Data Protection Commissioner has challenged the legal grounds for transfers of user data to Facebook, Inc., and the Irish High Court has referred this challenge to the Court of Justice of the European Union for decision. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the Irish Data Protection Commission, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in August 2020.

The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to Irish Data Protection Commission (IDPC) and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.

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

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, result in negative publicity and reputational harm, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

Compliance with our FTC consent order, the GDPR, the CCPA, and other regulatory and legislative privacy requirements will require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including as a result of the modified consent order we entered into in July 2019 with the FTC, as well as our efforts to comply with the GDPR and other regulatory and legislative requirements around the world, including the CCPA. In particular, we have agreed with the FTC to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, and a process to regularly certify our compliance with the privacy program to the FTC, which will be challenging and costly to implement. We expect that these enhancements will result in both improved privacy compliance and oversight and the discovery of additional privacy issues, at least in the near-term, and we expect to continue to notify the FTC of such issues from time to time in accordance with our reporting obligations under the consent order. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. In the near-term, we are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts will require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner will be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

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

In addition to intellectual property claims, we are also involved in numerous other lawsuits, including putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on advertiser claims, antitrust claims, employment claims, product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, as well as the disclosure of our earnings results for the second quarter of 2018. We also recently agreed to settlements in principle to resolve certain lawsuits in connection with the "tag suggestions" facial recognition feature on Facebook and a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. We believe the remaining lawsuits are without merit and are vigorously defending them. However, the results of such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, intellectual property rights, rights of publicity and privacy, personal injury torts, or laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states must implement by June 2021. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Other countries, including Australia, France, Singapore, and the United Kingdom, are considering or have implemented similar legislation imposing penalties for failure to remove content or follow certain processes. Such legislation also has in the past, and may in the future, require us to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. If any of the foregoing events occur, our business and financial results could be adversely affected.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. If our systems contain bugs or errors or if we do not properly address or mitigate the technical limitations in our systems, we may fail to fulfill our commitments to our users and be subject to regulatory scrutiny or litigation that could harm our business and result in fines, damages, or other remedies. In addition, errors, bugs, vulnerabilities, or defects in the software and hardware on which we rely, and any associated degradations or interruptions of service, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, or liability for damages, any of which could adversely affect our business and financial results.

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

Real or perceived inaccuracies in our community and other metrics may harm our reputation and negatively affect our business.

The numbers for our key metrics, which include our Facebook metrics (DAUs, MAUs, and average revenue per user (ARPU)) and Family metrics (DAP, MAP, and average revenue per person (ARPP)), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed Family metrics for any such inaccuracies or adjustments that are within the error margins disclosed below.

In addition, our Facebook metrics and Family metrics estimates will differ from estimates published by third parties due to differences in methodology.

We regularly evaluate our Facebook metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) violating accounts, which represent user profiles that we believe are intended to be used for purposes that violate our terms of service, such as bots and spam. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as identical IP addresses and similar user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Any loss of access to data signals we use in this process, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our estimates of duplicate and false accounts. Our estimates also may change as our methodologies evolve, including through the application of new data signals or technologies or product changes that may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.

In the fourth quarter of 2019, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2019, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2019, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

Other data limitations also may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data is unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.

In addition, our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing Facebook from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure our metrics are also susceptible to algorithm or other technical errors, and our estimates for revenue by user location and revenue by user device are also affected by these factors.

In addition, from time to time we provide, or rely on, certain other metrics, including those relating to the reach and effectiveness of our ads. All of our metrics are subject to software bugs, inconsistencies in our systems, and human error. If marketers, developers, or investors do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to Facebook or our other products, which could negatively affect our business and financial results.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 44,942 as of December 31, 2019 from 35,587 as of December 31, 2018, and we expect such headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

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

We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with Facebook and our other products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with Facebook and our other products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on Facebook and our other products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, mobile and web applications integrated with our products. In addition, as part of our efforts related to privacy, safety, and security, we are conducting investigations and audits of a large number of platform applications, and we also have announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow the number of developers that choose to build products that integrate with Facebook and our other products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.

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

In June 2019, we announced our participation in the Libra Association, which will oversee a proposed digital payments system powered by blockchain technology, and our plans for Calibra, a digital wallet for Libra which we expect to launch in Messenger, WhatsApp, and as a standalone application.

Libra is based on relatively new and unproven technology, and the laws and regulations surrounding blockchain-based payments are uncertain and evolving. Libra has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. As a primary sponsor of the initiative, we are participating in responses to inquiries from governments and regulators, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.

As this initiative evolves, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, anti-money laundering, counter-terrorism financing, economic sanctions, data protection, tax, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. These laws and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Libra currency as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.

In addition, market acceptance of such currency is subject to significant uncertainty. As such, there can be no assurance that Libra or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with blockchain-based payments technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Libra Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017, and the issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, a three-judge panel from the Ninth Circuit Court of Appeals issued a decision in Altera Corp. v. Commissioner regarding the treatment of share-based compensation expense in a cost sharing arrangement, which had a material effect on our tax obligations and effective tax rate for the second quarter of 2019. As the taxpayer may appeal the decision to the Supreme Court of the United States, the final outcome of the case is uncertain and could have a material effect on our tax obligations and effective tax rate in future quarters. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $218.62 through December 31, 2019. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2019, we owned and leased approximately nine million square feet of office and building space for our corporate headquarters and in the surrounding areas, and approximately 90 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in approximately 70 cities across North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. We also own 15 data centers globally.

We believe that our facilities are adequate for our current needs.

Item 3.	Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which will require a payment of $550 million by us and is subject to approval by the court.

Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes, but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

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

Holders of Record

As of December 31, 2019, there were 3,624 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $205.25 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2019, there were 39 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2019	2,415	$184.42	2,415	$5,757
November 1 - 30, 2019	2,100	$195.74	2,100	$5,346
December 1 - 31, 2019	2,205	$202.02	2,205	$4,901
	6,720		6,720
_________________________

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2019. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2014 in the Class A common stock of Facebook, Inc., the DJINET, the S&P 500 and the Nasdaq Composite and data for the DJINET, the S&P 500 and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

The consolidated statements of income data for each of the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017, 2016, and 2015 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$70,697	$55,838	$40,653	$27,638	$17,928
Total costs and expenses(1)	$46,711	$30,925	$20,450	$15,211	$11,703
Income from operations	$23,986	$24,913	$20,203	$12,427	$6,225
Income before provision for income taxes	$24,812	$25,361	$20,594	$12,518	$6,194
Net income	$18,485	$22,112	$15,934	$10,217	$3,688
Net income attributable to Class A and Class B common stockholders	$18,485	$22,111	$15,920	$10,188	$3,669
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$6.48	$7.65	$5.49	$3.56	$1.31
Diluted	$6.43	$7.57	$5.39	$3.49	$1.29
_________________________
(1) Total costs and expenses include $4.84 billion, $4.15 billion, $3.72 billion, $3.22 billion, and $2.97 billion of share-based compensation for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$54,855	$41,114	$41,711	$29,449	$18,434
Working capital	$51,172	$43,463	$44,803	$31,526	$19,727
Property and equipment, net	$35,323	$24,683	$13,721	$8,591	$5,687
Total assets	$133,376	$97,334	$84,524	$64,961	$49,407
Operating lease liabilities(1)	$10,324	$—	$—	$—	$—
Total liabilities	$32,322	$13,207	$10,177	$5,767	$5,189
Additional paid-in capital	$45,851	$42,906	$40,584	$38,227	$34,886
Total stockholders' equity	$101,054	$84,127	$74,347	$59,194	$44,218
_________________________
(1) On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Prior period amounts have not been adjusted under the modified retrospective method.

Free Cash Flow

In addition to other financial measures presented in accordance with U.S. generally accepted accounting principles (GAAP), we monitor free cash flow (FCF) as a non-GAAP measure to manage our business, make planning decisions, evaluate our performance, and allocate resources. We define FCF as net cash provided by operating activities reduced by net purchases of property and equipment and principal payments on finance leases.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$36,314	$29,274	$24,216	$16,108	$10,320
Less: Purchases of property and equipment, net	(15,102)	(13,915)	(6,733)	(4,491)	(2,523)
Less: Principal payments on finance leases	(552)	—	—	—	—
Free cash flow	$20,660	$15,359	$17,483	$11,617	$7,797

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our community metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

Certain revenue information in the section entitled "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2019 using 2018 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non‑GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.

Executive Overview of Full Year 2019 Results

Our key community metrics and financial results for 2019 are as follows:

Community growth:

•	Facebook daily active users (DAUs) were 1.66 billion on average for December 2019, an increase of 9% year-over-year.

•	Facebook monthly active users (MAUs) were 2.50 billion as of December 31, 2019, an increase of 8% year-over-year.

•	Family daily active people (DAP) was 2.26 billion on average for December 2019, an increase of 11% year-over-year.

•	Family monthly active people (MAP) was 2.89 billion as of December 31, 2019, an increase of 9% year-over-year.

Financial results:

•	Revenue was $70.70 billion, up 27% year-over-year, and advertising revenue was $69.66 billion, up 27% year-over-year.

•	Total costs and expenses were $46.71 billion.

•	Income from operations was $23.99 billion and operating margin was 34%.

•	Net income was $18.48 billion with diluted earnings per share of $6.43.

•	Capital expenditures, including principal payments on finance leases, were $15.65 billion.

•	Effective tax rate was 25.5%.

•	Cash and cash equivalents and marketable securities were $54.86 billion as of December 31, 2019.

•	Headcount was 44,942 as of December 31, 2019, an increase of 26% year-over-year.

In 2019, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.

We invested based on the following company priorities that we believe will further our mission to give people the power to build community and bring the world closer together: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world. We intend to continue to invest based on these priorities, and we anticipate that additional investments in our data center capacity, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, will continue to drive expense growth in 2020.

Trends in Our Facebook User Metrics

The numbers for our key Facebook metrics, our DAUs, MAUs, and average revenue per user (ARPU), do not include users on Instagram, WhatsApp, or our other products, unless they would otherwise qualify as DAUs or MAUs, respectively, based on their other activities on Facebook.

Trends in the number of users affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, the volume of Payments transactions, as well as our expenses and capital expenditures. Substantially all of our daily and monthly active users (as defined below) access Facebook on mobile devices.

•
Daily Active Users (DAUs). We define a daily active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement on Facebook.

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 9% to 1.66 billion on average during December 2019 from 1.52 billion during December 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during December 2019, relative to the same period in 2018.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2019, we had 2.50 billion MAUs, an increase of 8% from December 31, 2018. Users in India, Indonesia, and the Philippines represented key sources of growth in 2019, relative to the same period in 2018.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2019 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.
Note: Our revenue by Facebook user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our Facebook users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in our consolidated financial statements where revenue is geographically apportioned based on the billing address of the customer.

Our annual worldwide ARPU in 2019, which represents the sum of quarterly ARPU during such period, was $29.25, an increase of 17% from 2018. Over this period, ARPU increased by 24% in the United States & Canada, 20% in Europe, 18% in Asia‑Pacific, and 16% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia‑Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

Trends in Our Family Metrics

The numbers for our key Family metrics, our DAP, MAP, and average revenue per person (ARPP), do not include users on our other products unless they would otherwise qualify as MAP or DAP, respectively, based on their other activities on our Family products.

Trends in the number of people in our community affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, the volume of Payments transactions, as well as our expenses and capital expenditures. Substantially all of our daily and monthly active people (as defined below) access our Family products on mobile devices.

•
Daily Active People (DAP). We define a daily active person as a registered and logged-in user of Facebook, Instagram, Messenger, and/or WhatsApp (collectively, our "Family" of products) who visited at least one of these Family products through a mobile device application or using a web or mobile browser on a given day. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. Our calculations of DAP rely upon complex techniques, algorithms, and machine learning models that seek to estimate the underlying number of unique people using one or more of these products, including by matching user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. As these techniques and models require significant judgment, are developed based on internal reviews of limited samples of user accounts, and are calibrated against user survey data, there is necessarily some margin of error in our estimates. We view DAP, and DAP as a percentage of MAP, as measures of engagement across our products. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

Daily Active People
Worldwide
(in billions)
(daily average over the month ended)

2.50
2.00
1.50
1.00
0.50
0.00
2.03
2.10
2.14
2.20
2.26
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
DAP/MAP
77%
78%
78%
78%
78%

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

Worldwide DAP increased 11% to 2.26 billion on average during December 2019 from 2.03 billion during December 2018.

•
Monthly Active People (MAP). We define a monthly active person as a registered and logged-in user of one or more Family products who visited at least one of these Family products through a mobile device application or using a web or mobile browser in the last 30 days as of the date of measurement. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. Our calculations of MAP rely upon complex techniques, algorithms, and machine learning models that seek to estimate the underlying number of unique people using one or more of these products, including by matching user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. As these techniques and models require significant judgment, are developed based on internal reviews of limited samples of user accounts, and are calibrated against user survey data, there is necessarily some margin of error in our estimates. We view MAP as a measure of the size of our global active community of people using our products. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

Monthly Active People
Worldwide
(in billions)

3.00
2.50
2.00
1.50
1.00
0.50
0.00
2.64
2.69
2.76
2.82
2.89
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

As of December 31, 2019, we had 2.89 billion MAP, an increase of 9% from 2.64 billion as of December 31, 2018.

•
Average Revenue Per Person (ARPP). We define ARPP as our total revenue during a given quarter, divided by the average of the number of MAP at the beginning and end of the quarter. While ARPP includes all sources of revenue, the number of MAP used in this calculation only includes users of our Family products as described in the definition of MAP above. The share of revenue from users who are not also MAP was not material.

Revenue
Worldwide
(in $ millions)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$16,640
$274
$14,912
$165
$16,624
$262
$17,383
$269
$20,736
$346
Dec 31
2018
Mar 31
2019
Jun 30
2019
Sep 30
2019
Dec 31
2019
ARPP:
$6.52
$5.66
$6.20
$6.33
$7.38

Our annual worldwide ARPP in 2019, which represents the sum of quarterly ARPP during such period, was $25.57, an increase of 14% from 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with income taxes, loss contingencies, and valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.

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

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability of loss and the estimated amount of loss.

The outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 11—Commitments and Contingencies and Note 14—Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2019, no impairment of goodwill has been identified.

Long-lived assets, including property and equipment and intangible assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

The useful lives of our long-lived assets including property and equipment and finite-lived intangible assets are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents our best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. Historically changes in useful lives have not resulted in material changes to our depreciation and amortization expense.

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

Other revenue. Other revenue consists of revenue from the delivery of consumer hardware devices and net fees we receive from developers using our Payments infrastructure, as well as revenue from various other sources.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices sold.

Research and development. Research and development expenses consist primarily of salaries and benefits, share-based compensation, and facilities-related costs for employees on our engineering and technical teams who are responsible for building new products as well as improving existing products. We currently expense all of our research and development costs as they are incurred.

Marketing and sales. Marketing and sales expenses consist of salaries and benefits, and share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include marketing and promotional expenditures and professional services such as content reviewers to support our community and product operations.

General and administrative. General and administrative expenses consist of legal-related costs; salaries and benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; and professional services.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table sets forth our consolidated statements of income data:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenue	$70,697	$55,838	$40,653
Costs and expenses:
Cost of revenue	12,770	9,355	5,454
Research and development	13,600	10,273	7,754
Marketing and sales	9,876	7,846	4,725
General and administrative	10,465	3,451	2,517
Total costs and expenses	46,711	30,925	20,450
Income from operations	23,986	24,913	20,203
Interest and other income, net	826	448	391
Income before provision for income taxes	24,812	25,361	20,594
Provision for income taxes	6,327	3,249	4,660
Net income	$18,485	$22,112	$15,934

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	18	17	13
Research and development	19	18	19
Marketing and sales	14	14	12
General and administrative	15	6	6
Total costs and expenses	66	55	50
Income from operations	34	45	50
Interest and other income, net	1	1	1
Income before provision for income taxes	35	45	51
Provision for income taxes	9	6	11
Net income	26%	40%	39%
_________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cost of revenue	$377	$284	$178
Research and development	3,488	3,022	2,820
Marketing and sales	569	511	436
General and administrative	402	335	289
Total share-based compensation expense	$4,836	$4,152	$3,723

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	1%	1%	—%
Research and development	5	5	7
Marketing and sales	1	1	1
General and administrative	1	1	1
Total share-based compensation expense	7%	7%	9%

_________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

	Year Ended December 31,			2019 vs 2018 % Change	2018 vs 2017 % Change
	2019	2018	2017
	(in millions)
Advertising	$69,655	$55,013	$39,942	27%	38%
Other revenue	1,042	825	711	26%	16%
Total revenue	$70,697	$55,838	$40,653	27%	37%

2019 Compared to 2018. Revenue in 2019 increased $14.86 billion, or 27%, compared to 2018. The increase was almost entirely due to an increase in advertising revenue as a result of an increase in the number of ads delivered, partially offset by a slight decrease in the average price per ad.

In 2019, the number of ads delivered increased by 33%, as compared with approximately 22% in 2018. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users and their engagement. In 2019, the average price per ad decreased by 5%, as compared with an increase of approximately 13% in 2018. The decrease in average price per ad was primarily driven by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates. We anticipate that future advertising revenue growth will be determined by a combination of the number of ads delivered and price.

Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 19%, 23%, and 26% between the third and fourth quarters of 2019, 2018, and 2017, respectively, while advertising revenue for both the first quarters of 2019 and 2018 declined 10% and 8% compared to the fourth quarters of 2018 and 2017, respectively.

No customer represented 10% or more of total revenue during the years ended December 31, 2019, 2018, and 2017.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies in the full year 2019 compared to the same period in 2018, had an unfavorable impact on revenue. If we had translated revenue for the full year 2019 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $72.37 billion and $71.32 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.67 billion and $1.66 billion, respectively, higher than actual total revenue and advertising revenue for the full year 2019, and $16.53 billion and $16.31 billion higher than actual total revenue and advertising revenue, respectively, for the full year 2018.

Cost of revenue

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(dollars in millions)
Cost of revenue	$12,770	$9,355	$5,454	37%	72%
Percentage of revenue	18%	17%	13%

2019 Compared to 2018. Cost of revenue in 2019 increased $3.42 billion, or 37%, compared to 2018. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure, as well as higher cost of consumer hardware devices sold and traffic acquisition costs.

In 2020, we anticipate that the cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services and, to a lesser extent, due to higher costs associated with various partner arrangements.

Research and development

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(dollars in millions)
Research and development	$13,600	$10,273	$7,754	32%	32%
Percentage of revenue	19%	18%	19%

2019 Compared to 2018. Research and development expenses in 2019 increased $3.33 billion, or 32%, compared to 2018. The increase was primarily due to increases in payroll and benefits expenses and facilities-related costs as a result of a 31% growth in employee headcount from December 31, 2018 to December 31, 2019 in engineering and other technical functions.

In 2020, we plan to continue to hire software engineers and other technical employees, and to increase our investment to support our research and development initiatives.

Marketing and sales

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(dollars in millions)
Marketing and sales	$9,876	$7,846	$4,725	26%	66%
Percentage of revenue	14%	14%	12%

2019 Compared to 2018. Marketing and sales expenses in 2019 increased $2.03 billion, or 26%, compared to 2018. The increase was primarily driven by increases in marketing expenses, payroll and benefits expenses, and community and product operations expenses. Our payroll and benefits expenses increased as a result of a 23% increase in employee headcount from December 31, 2018 to December 31, 2019 in our marketing and sales functions.

In 2020, we anticipate that marketing expense will increase and plan to continue the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts and to increase our investment in community and product operations to support our security efforts.

General and administrative

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(dollars in millions)
Legal accrual related to FTC settlement	$5,000	$—	$—	NM	NM
Other general and administrative	5,465	3,451	2,517	58%	37%
General and administrative	$10,465	$3,451	$2,517	203%	37%
Percentage of revenue	15%	6%	6%

2019 Compared to 2018. General and administrative expenses in 2019 increased $7.01 billion, or 203%, compared to 2018. The majority of the increase was due to the $5.0 billion FTC settlement expense recorded in the first six months of 2019. In addition, other general and administrative expense increased in 2019 compared to 2018 primarily due to an increase in other legal-related costs and higher payroll and benefits expenses as a result of a 31% increase in employee headcount from December 31, 2018 to December 31, 2019 in our general and administrative functions.

In 2020, we plan to continue to increase general and administrative expenses to support overall company growth.

Interest and other income, net

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(in millions)
Interest income, net	$904	$652	$392	39%	66%
Other income (expense), net	(78)	(204)	(1)	NM	NM
Interest and other income, net	$826	$448	$391	84%	15%

2019 Compared to 2018. Interest and other income, net in 2019 increased $378 million compared to 2018. The increase was due to an increase in interest income driven by higher investment balances and interest rates and a decrease in other expense as a result of lower foreign exchange losses as compared to 2018 due to foreign currency transactions and re-measurement.

Provision for income taxes

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
	(dollars in millions)
Provision for income taxes	$6,327	$3,249	$4,660	95%	(30)%
Effective tax rate	25.5%	12.8%	22.6%

2019 Compared to 2018. Our provision for income taxes in 2019 increased $3.08 billion, or 95%, compared to 2018, a majority of which is due to an increase in income taxes from the Altera Ninth Circuit Opinion discussed below, an increase in income from operations prior to the effect of the legal accrual related to the FTC settlement that is not expected to be tax-deductible, and a decrease in excess tax benefits recognized from share-based compensation.

Our effective tax rate in 2019 increased compared to 2018, primarily due to an increase in income taxes from the Altera Ninth Circuit Opinion, the legal accrual related to the FTC settlement that is not expected to be tax-deductible, and a decrease in excess tax benefits recognized from share-based compensation.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit).

On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer has until February 10, 2020 to request a hearing before the Supreme Court of the United States. As a result, the final outcome of the case is uncertain. In November 2019, we made a $1.64 billion payment related to this matter and recorded the payment to net against the tax liability included within other liabilities in our consolidated balance sheets. If the Altera Ninth Circuit Opinion is reversed, we would anticipate recording an income tax benefit at that time.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 23, 2020 price, we expect our effective tax rate for 2020 will be in the high-teens. The range reflects expected effects from a transfer of intellectual property rights between Facebook entities that we anticipate implementing in 2020.
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
Unrecognized Tax Benefits. As of December 31, 2019, we had net unrecognized tax benefits of $3.74 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. The case is scheduled for trial beginning in February 2020. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The IRS did not provide any information about how it intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of December 31, 2019, we have not resolved these matters and proceedings continue in the Tax Court.
We believe that adequate amounts have been reserved in accordance with ASC 740, Income Taxes, for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. The timing of the resolution, settlement, and closure of any audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination in various jurisdictions, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse effect on our financial position, results of operations, and cash flows.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in millions, except per share amounts)
Revenue:
Advertising	$20,736	$17,383	$16,624	$14,912	$16,640	$13,539	$13,038	$11,795
Other revenue	346	269	262	165	274	188	193	171
Total revenue	21,082	17,652	16,886	15,077	16,914	13,727	13,231	11,966
Costs and expenses:
Cost of revenue	3,492	3,155	3,307	2,816	2,796	2,418	2,214	1,927
Research and development	3,877	3,548	3,315	2,860	2,855	2,657	2,523	2,238
Marketing and sales	3,026	2,416	2,414	2,020	2,467	1,928	1,855	1,595
General and administrative	1,829	1,348	3,224	4,064	976	943	776	757
Total costs and expenses	12,224	10,467	12,260	11,760	9,094	7,946	7,368	6,517
Income from operations	8,858	7,185	4,626	3,317	7,820	5,781	5,863	5,449
Interest and other income, net	311	144	206	165	151	131	5	161
Income before provision for income taxes	9,169	7,329	4,832	3,482	7,971	5,912	5,868	5,610
Provision for income taxes	1,820	1,238	2,216	1,053	1,089	775	762	622
Net income	$7,349	$6,091	$2,616	$2,429	$6,882	$5,137	$5,106	$4,988
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	(1)
Net income attributable to Class A and Class B common stockholders	$7,349	$6,091	$2,616	$2,429	$6,882	$5,137	$5,106	$4,987
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.58	$2.13	$0.92	$0.85	$2.40	$1.78	$1.76	$1.72
Diluted	$2.56	$2.12	$0.91	$0.85	$2.38	$1.76	$1.74	$1.69

The following tables set forth our consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(as a percentage of revenue)
Revenue:
Advertising	98%	98%	98%	99%	98%	99%	99%	99%
Other revenue	2	2	2	1	2	1	1	1
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	18	20	19	17	18	17	16
Research and development	18	20	20	19	17	19	19	19
Marketing and sales	14	14	14	13	15	14	14	13
General and administrative	9	8	19	27	6	7	6	6
Total costs and expenses	58	59	73	78	54	58	56	54
Income from operations	42	41	27	22	46	42	44	46
Interest and other income, net	1	1	1	1	1	1	—	1
Income before provision for income taxes	43	42	29	23	47	43	44	47
Provision for income taxes	9	7	13	7	6	6	6	5
Net income	35%	35%	15%	16%	41%	37%	39%	42%
Less: Net income attributable to participating securities	—	—	—	—	—	—	—	—
Net income attributable to Class A and Class B common stockholders	35%	35%	15%	16%	41%	37%	39%	42%
_________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in millions)
Cost of revenue	$90	$91	$109	$87	$82	$72	$74	$56
Research and development	931	907	927	723	675	748	881	718
Marketing and sales	147	148	160	113	130	133	139	109
General and administrative	105	103	107	87	84	87	92	72
Total share-based compensation expense	$1,273	$1,249	$1,303	$1,010	$971	$1,040	$1,186	$955

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(as a percentage of revenue)
Cost of revenue	—%	1%	1%	1%	—%	1%	1%	—%
Research and development	4	5	5	5	4	5	7	6
Marketing and sales	1	1	1	1	1	1	1	1
General and administrative	—	1	1	1	—	1	1	1
Total share-based compensation expense	6%	7%	8%	7%	6%	8%	9%	8%
_________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$36,314	$29,274	$24,216
Net cash used in investing activities	$(19,864)	$(11,603)	$(20,118)
Net cash used in financing activities	$(7,299)	$(15,572)	$(5,235)
Purchase of property and equipment and principal payments on finance leases	$15,654	$13,915	$6,733
Depreciation and amortization	$5,741	$4,315	$3,025
Share-based compensation	$4,836	$4,152	$3,723

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $54.86 billion as of December 31, 2019, an increase of $13.74 billion from December 31, 2018. The majority of the increase was due to $36.31 billion of cash generated from operations, offset by $15.65 billion for capital expenditures, including principal payments on finance leases, $4.20 billion for repurchases of our Class A common stock, $4.19 billion for net purchases of marketable securities, and $2.34 billion of taxes paid related to net share settlement of equity awards.

Cash paid for income taxes was $5.18 billion for the year ended December 31, 2019, of which $1.64 billion was related to the Altera Ninth Circuit Opinion. As of December 31, 2019, our federal net operating loss carryforward was $9.06 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2019. As of December 31, 2019, we had $357 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2019.

In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of December 31, 2019, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2018, $9.0 billion remained available and authorized for repurchases under this program. In 2019, we repurchased and subsequently retired 22 million shares of our Class A common stock for $4.10 billion. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program.

As of December 31, 2019, $19.01 billion of the $54.86 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.

In July 2019, we entered into a settlement and modified consent order to resolve the inquiry of the FTC into our platform and user data practices, which is pending federal court approval. The settlement requires us to pay a penalty of $5.0 billion, which is included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2019.

We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

Cash Provided by Operating Activities

Cash flow from operating activities during 2019 primarily consisted of net income adjusted for certain non-cash items, such as $5.74 billion of depreciation and amortization and $4.84 billion of share-based compensation expense. The increase in cash flow from operating activities during 2019 compared to 2018 was primarily due to higher net income prior to the effect of the $5.0 billion FTC legal settlement accrual, an increase in taxes payable, as well as increases in the non-cash items discussed above.

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

Cash Used in Investing Activities

Cash used in investing activities during 2019 mostly resulted from $15.10 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $4.19 billion of net purchases of marketable securities. The increase in cash used in investing activities during 2019 compared to 2018 was mostly due to increases in net purchases of marketable securities and property and equipment.

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

We anticipate making capital expenditures of approximately $17 billion to $19 billion in 2020.

Cash Used in Financing Activities

Cash used in financing activities during 2019 mostly consisted of $4.20 billion cash used to settle repurchases of our Class A common stock, $2.34 billion of taxes paid related to net share settlement of equity awards, and $552 million of principal payments on finance leases. The decrease in cash used in financing activities during 2019 compared to 2018 was mostly due to a decrease in repurchases of our Class A common stock.

Cash used in financing activities during 2018 consisted of $12.88 billion paid for repurchases of our Class A common stock, and $3.21 billion of taxes paid related to net share settlement of equity awards, offset by $500 million in overdraft balances in cash pooling entities. The increase in cash used in financing activities during 2018 compared to 2017 was mostly due to an increase in repurchases of our Class A common stock, partially offset by an increase in overdraft balances in cash pooling entities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

Our principal commitments consist primarily of obligations under operating leases, which include among others, certain of our offices, data centers, land, and colocation leases, as well as contractual commitments related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2019:

		Payment Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
	(in millions)
Operating lease obligations, including imputed interest(1)	$18,267	$1,085	$2,510	$2,577	$12,095
Finance lease obligations, including imputed interest(1)	920	246	107	88	479
Transition tax payable	1,579	—	—	880	699
Other contractual commitments(2)	4,542	2,792	625	170	955
Total contractual obligations	$25,308	$4,123	$3,242	$3,715	$14,228
_________________________

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.

(2)	The majority of other contractual commitments were related to network infrastructure and our data center operations.

As part of the normal course of the business, we may enter into multi-year agreements to purchase certain network components that do not specify a fixed or minimum price commitment or to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.99 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

In addition, our other liabilities also include $3.74 billion related to net uncertain tax positions as of December 31, 2019. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.

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

See Note 11—Commitments and Contingencies and Note 14—Income Taxes in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding contingencies.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses of $105 million, $213 million, and $6 million were recognized in 2019, 2018, and 2017, respectively, as interest and other income, net in our consolidated statements of income.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $525 million and $468 million in the market value of our available-for-sale debt securities as of December 31, 2019 and December 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Facebook, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 29, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit & Risk Oversight Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Contingencies
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company is party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations. The Company accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes it is reasonably possible that it will incur a loss in some of these cases, actions or inquiries described above, but that the amount of such losses or a range of possible losses cannot be reasonably estimated at this time.
Auditing the Company's accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgment required to evaluate management's assessments of the likelihood of a loss, and their estimate of the potential amount or range of such losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of these matters, including controls relating to the Company's assessment of the likelihood that a loss will be realized and their ability to reasonably estimate the potential range of possible losses.
To test the Company's assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosure that a range of possible losses cannot be reasonably estimated at this time, we read the minutes of the meetings of the board of directors and its committees, read the proceedings, claims, and regulatory, or government inquiries and investigations, or summaries as we deemed appropriate, requested and received internal and external legal counsel confirmation letters, met with internal and external legal counsel to discuss the nature of the various matters, and obtained a representation letter from the Company. We also evaluated the appropriateness of the related disclosures included in Note 11 to the consolidated financial statements.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 14 to the consolidated financial statements, the Company has received certain notices from the Internal Revenue Service (IRS) related to transfer pricing agreements with the Company's foreign subsidiaries for certain periods examined. The IRS has stated that it will also apply its position to tax years subsequent to those examined. If the IRS prevails in its position, it could result in an additional federal tax liability, plus interest and any penalties asserted. The Company uses judgment to (1) determine whether a tax position's technical merits are more-likely-than-not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.
Auditing the Company's accounting for, and disclosure of, these uncertain tax positions was especially challenging due to the significant judgment required to assess management's evaluation of technical merits and the measurement of the tax position based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to assess the technical merits of tax positions related to these transfer pricing agreements and to measure the benefit of those tax positions.
As part of our audit procedures over the Company's accounting for these positions, we involved our tax professionals to assist with our assessment of the technical merits of the Company's tax positions. This included assessing the Company's correspondence with the relevant tax authorities, evaluating income tax opinions or other third-party advice obtained by the Company, and requesting and receiving confirmation letters from third-party advisors. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company's accounting for those tax positions. We analyzed the Company's assumptions and data used to determine the amount of the federal tax liability recognized and tested the mathematical accuracy of the underlying data and calculations. We also evaluated the appropriateness of the related disclosures included in Note 14 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007.
Redwood City, California
January 29, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Facebook, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Facebook, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated January 29, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California
January 29, 2020

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$19,079	$10,019
Marketable securities	35,776	31,095
Accounts receivable, net of allowances of $206 and $229 as of December 31, 2019 and December 31, 2018, respectively	9,518	7,587
Prepaid expenses and other current assets	1,852	1,779
Total current assets	66,225	50,480
Property and equipment, net	35,323	24,683
Operating lease right-of-use assets, net	9,460	—
Intangible assets, net	894	1,294
Goodwill	18,715	18,301
Other assets	2,759	2,576
Total assets	$133,376	$97,334

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,363	$820
Partners payable	886	541
Operating lease liabilities, current	800	—
Accrued expenses and other current liabilities	11,735	5,509
Deferred revenue and deposits	269	147
Total current liabilities	15,053	7,017
Operating lease liabilities, non-current	9,524	—
Other liabilities	7,745	6,190
Total liabilities	32,322	13,207
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,407 million and 2,385 million shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively; 4,141 million Class B shares authorized, 445 million and 469 million shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	45,851	42,906
Accumulated other comprehensive loss	(489)	(760)
Retained earnings	55,692	41,981
Total stockholders' equity	101,054	84,127
Total liabilities and stockholders' equity	$133,376	$97,334

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$70,697	$55,838	$40,653
Costs and expenses:
Cost of revenue	12,770	9,355	5,454
Research and development	13,600	10,273	7,754
Marketing and sales	9,876	7,846	4,725
General and administrative	10,465	3,451	2,517
Total costs and expenses	46,711	30,925	20,450
Income from operations	23,986	24,913	20,203
Interest and other income, net	826	448	391
Income before provision for income taxes	24,812	25,361	20,594
Provision for income taxes	6,327	3,249	4,660
Net income	$18,485	$22,112	$15,934
Less: Net income attributable to participating securities	—	(1)	(14)
Net income attributable to Class A and Class B common stockholders	$18,485	$22,111	$15,920
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$6.48	$7.65	$5.49
Diluted	$6.43	$7.57	$5.39
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,854	2,890	2,901
Diluted	2,876	2,921	2,956
Share-based compensation expense included in costs and expenses:
Cost of revenue	$377	$284	$178
Research and development	3,488	3,022	2,820
Marketing and sales	569	511	436
General and administrative	402	335	289
Total share-based compensation expense	$4,836	$4,152	$3,723

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$18,485	$22,112	$15,934
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(151)	(450)	566
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	422	(52)	(90)
Comprehensive income	$18,756	$21,610	$16,410

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2016	2,892	$—	$38,227	$(703)	$21,670	$59,194
Issuance of common stock related to acquisitions	2	—	323	—	—	323
Issuance of common stock for cash upon exercise of stock options	3	—	13	—	—	13
Issuance of common stock for settlement of RSUs	43	—	—	—	—	—
Shares withheld related to net share settlement	(21)	—	(1,702)	—	(1,544)	(3,246)
Share-based compensation	—	—	3,723	—	—	3,723
Share repurchases	(13)	—	—	—	(2,070)	(2,070)
Other comprehensive income	—	—	—	476	—	476
Net income	—	—	—	—	15,934	15,934
Balances at December 31, 2017	2,906	—	40,584	(227)	33,990	74,347
Impact of the adoption of new accounting pronouncements	—	—	—	(31)	172	141
Issuance of common stock for cash upon exercise of stock options	2	—	15	—	—	15
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(1,845)	—	(1,363)	(3,208)
Share-based compensation	—	—	4,152	—	—	4,152
Share repurchases	(79)	—	—	—	(12,930)	(12,930)
Other comprehensive loss	—	—	—	(502)	—	(502)
Net income	—	—	—	—	22,112	22,112
Balances at December 31, 2018	2,854	—	42,906	(760)	41,981	84,127
Issuance of common stock for cash upon exercise of stock options	1	—	15	—	—	15
Issuance of common stock for settlement of RSUs	32	—	—	—	—	—
Shares withheld related to net share settlement and other	(13)	—	(1,906)	—	(675)	(2,581)
Share-based compensation	—	—	4,836	—	—	4,836
Share repurchases	(22)	—	—	—	(4,099)	(4,099)
Other comprehensive income	—	—	—	271	—	271
Net income	—	—	—	—	18,485	18,485
Balances at December 31, 2019	2,852	$—	$45,851	$(489)	$55,692	$101,054

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$18,485	$22,112	$15,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,741	4,315	3,025
Share-based compensation	4,836	4,152	3,723
Deferred income taxes	(37)	286	(377)
Other	39	(64)	24
Changes in assets and liabilities:
Accounts receivable	(1,961)	(1,892)	(1,609)
Prepaid expenses and other current assets	47	(690)	(192)
Other assets	41	(159)	154
Accounts payable	113	221	43
Partners payable	348	157	95
Accrued expenses and other current liabilities	7,300	1,417	309
Deferred revenue and deposits	123	53	4
Other liabilities	1,239	(634)	3,083
Net cash provided by operating activities	36,314	29,274	24,216
Cash flows from investing activities
Purchases of property and equipment, net	(15,102)	(13,915)	(6,733)
Purchases of marketable securities	(23,910)	(14,656)	(25,682)
Sales of marketable securities	9,565	12,358	9,444
Maturities of marketable securities	10,152	4,772	2,988
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(508)	(137)	(122)
Other investing activities, net	(61)	(25)	(13)
Net cash used in investing activities	(19,864)	(11,603)	(20,118)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,337)	(3,208)	(3,246)
Repurchases of Class A common stock	(4,202)	(12,879)	(1,976)
Principal payments on finance leases	(552)	—	—
Net change in overdraft in cash pooling entities	(223)	500	—
Other financing activities, net	15	15	(13)
Net cash used in financing activities	(7,299)	(15,572)	(5,235)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	(179)	232
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,155	1,920	(905)
Cash, cash equivalents, and restricted cash at beginning of the period	10,124	8,204	9,109
Cash, cash equivalents, and restricted cash at end of the period	$19,279	$10,124	$8,204

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$19,079	$10,019	$8,079
Restricted cash, included in prepaid expenses and other current assets	8	10	18
Restricted cash, included in other assets	192	95	107
Total cash, cash equivalents, and restricted cash	$19,279	$10,124	$8,204

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow data
Cash paid for income taxes, net	$5,182	$3,762	$2,117
Non-cash investing activities:
Net change in prepaids and liabilities related to property and equipment	$(153)	$918	$495
Property and equipment in accounts payable and accrued liabilities	$1,887	$1,955	$882

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Summary of Significant Accounting Policies

Organization and Description of Business

Facebook was incorporated in Delaware in July 2004. Our mission is to give people the power to build community and bring the world closer together. We generate substantially all of our revenue from advertising.

Basis of Presentation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Facebook, Inc., subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

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

Revenue excludes sales and usage‑based taxes where it has been determined that we are acting as a pass‑through agent.

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

We may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We believe that there will not be significant changes to our estimates of variable consideration.

Other Revenue

Other revenue consists of revenue from the delivery of consumer hardware devices, net fees we receive from developers using our Payments infrastructure, as well as revenue from various other sources.

Deferred Revenue and Deposits

Deferred revenue mostly consists of billings and payments we receive from marketers in advance of revenue recognition. Deposits relate to unused balances held on behalf of our users who primarily use these balances to make purchases in games on our platform. Once this balance is utilized by a user, the majority of this amount would then be payable to the developer and the balance would be recognized as revenue. The increase in the deferred revenue balance for the year ended December 31, 2019 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices sold.

Content acquisition costs

We license and pay to produce content in order to increase engagement on the platform. For licensed content, the capitalized amounts are limited to the greater of estimated net realizable value or cost on a per title basis. We expense the cost per title in cost of revenue on the consolidated statements of income when the title is accepted and available for viewing, and before the capitalization criteria are met. For original content, we expense costs associated with the production, including development costs and direct costs as incurred, unless those amounts are determined to be recoverable. Expensed original content costs are included in cost of revenue on the consolidated statements of income.

Content acquisition costs that meet the criteria for capitalization were not material to date.

Software Development Costs

Software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, are expensed before the software or technology reach technological feasibility, which is typically reached shortly before the release of such products.

Software development costs also include costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Development costs that meet the criteria for capitalization were not material to date.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses in the accompanying consolidated statements of income. We incurred advertising expenses of $1.57 billion, $1.10 billion, and $324 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments of cash available for current operations. Our available-for-sale investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses are charged against interest and other income, net when a decline in fair value is determined to be other-than-temporary. We have not recorded any such impairment charge in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income, net.

We also maintain a multi-currency notional cash pool for our participating entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. We classify the overdraft balances within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

Our valuation techniques used to measure the fair value of cash equivalents and marketable debt securities were derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs.

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

Property and Equipment

Property and equipment, which includes amounts recorded under finance leases, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Network equipment	Three to 20 years
Buildings	Three to 30 years
Computer software, office equipment and other	Two to five years
Finance lease right-of-use assets	Three to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our current estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. Historically changes in useful lives have not resulted in material changes to our depreciation and amortization expense.

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

Lease Obligations

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use (ROU) assets and lease liabilities.

Upon adoption, we recognized total ROU assets of $6.63 billion, with corresponding lease liabilities of $6.35 billion on the consolidated balance sheets. This included $761 million of pre-existing finance lease ROU assets previously reported in the network equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of income. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities on our consolidated balance sheets.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We evaluate the developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability of loss and the estimated amount of loss.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets
We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2019, no impairment of goodwill has been identified.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. As of December 31, 2019 and 2018, we had a cumulative translation loss, net of tax of $617 million and $466 million, respectively. Net losses resulting from foreign exchange transactions were $105 million, $213 million, and $6 million for the years ended December 31, 2019, 2018, and 2017, respectively. These losses were recorded as interest and other income, net in our consolidated statements of income.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The majority of cash equivalents consists of money market funds, that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 43% of our revenue for the years ended December 31, 2019 and 2018 and 44% of our revenue for the year ended December 31, 2017 from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Brazil, and Australia.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses. Bad debt expense was not material during the years ended December 31, 2019, 2018, or 2017. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2019, 2018, and 2017.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Topic 842, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases above and Note 7 - Leases.

On October 1, 2019, we early adopted Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04) using the prospective approach, which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance was effective beginning January 1, 2020, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

On October 1, 2019, we early adopted Accounting Standards Update No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (ASU 2019-02) using the prospective approach, which eliminates certain revenue-related constraints on capitalization of inventory costs for episodic television that existed under prior guidance. In addition, the balance sheet classification requirements that existed in prior guidance for film production costs and programming inventory were eliminated. This guidance was effective beginning January 1, 2020, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2.Revenue

Revenue disaggregated by revenue source consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017 (1)
Advertising	$69,655	$55,013	$39,942
Other revenue	1,042	825	711
Total revenue	$70,697	$55,838	$40,653
_________________________
(1) Prior period amounts have not been adjusted under the modified retrospective method of the adoption of Topic 606.

Revenue disaggregated by geography, based on the billing address of our customers, consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017 (1)
Revenue:
United States and Canada(2)	$32,206	$25,727	$19,065
Europe(3)	16,826	13,631	10,126
Asia-Pacific	15,406	11,733	7,921
Rest of World(3)	6,259	4,747	3,541
Total revenue	$70,697	$55,838	$40,653
_________________________
(1) Prior period amounts have not been adjusted under the modified retrospective method of the adoption of Topic 606.
(2) United States revenue was $30.23 billion, $24.10 billion, and $17.73 billion for the years ended December 31, 2019, 2018, and 2017.
(3) Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2019	2018
Deferred revenue	$234	$117
Deposits	35	30
Total deferred revenue and deposits	$269	$147

Note 3.Earnings per Share

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

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. In 2018 and 2017, the calculation of diluted EPS also included the effect of inducement awards under separate non-plan restricted stock unit (RSU) award agreements.

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

RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the years ended December 31, 2019, 2018, and 2017, respectively.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$15,569	$2,916	$18,411	$3,701	$13,034	$2,900
Less: Net income attributable to participating securities	—	—	(1)	—	(12)	(2)
Net income attributable to common stockholders	$15,569	$2,916	$18,410	$3,701	$13,022	$2,898
Denominator
Weighted-average shares outstanding	2,404	450	2,406	484	2,375	528
Less: Shares subject to repurchase	—	—	—	—	(2)	—
Number of shares used for basic EPS computation	2,404	450	2,406	484	2,373	528
Basic EPS	$6.48	$6.48	$7.65	$7.65	$5.49	$5.49
Diluted EPS:
Numerator
Net income attributable to common stockholders	$15,569	$2,916	$18,410	$3,701	$13,022	$2,898
Reallocation of net income attributable to participating securities	—	—	1	—	14	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	2,916	—	3,701	—	2,898	—
Reallocation of net income to Class B common stock	—	(18)	—	(16)	—	(13)
Net income attributable to common stockholders for diluted EPS	$18,485	$2,898	$22,112	$3,685	$15,934	$2,885
Denominator
Number of shares used for basic EPS computation	2,404	450	2,406	484	2,373	528
Conversion of Class B to Class A common stock	450	—	484	—	528	—
Weighted-average effect of dilutive RSUs and employee stock options	22	1	31	3	53	7
Shares subject to repurchase	—	—	—	—	2	—
Number of shares used for diluted EPS computation	2,876	451	2,921	487	2,956	535
Diluted EPS	$6.43	$6.43	$7.57	$7.57	$5.39	$5.39

Note 4.Cash and Cash Equivalents and Marketable Securities

The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$4,735	$2,713
Money market funds	12,787	6,792
U.S. government securities	815	90
U.S. government agency securities	444	54
Certificate of deposits and time deposits	217	369
Corporate debt securities	81	1
Total cash and cash equivalents	19,079	10,019
Marketable securities:
U.S. government securities	18,679	13,836
U.S. government agency securities	6,712	8,333
Corporate debt securities	10,385	8,926
Total marketable securities	35,776	31,095
Total cash and cash equivalents and marketable securities	$54,855	$41,114

The gross unrealized gains on our marketable securities were $205 million and $24 million as of December 31, 2019 and 2018, respectively. The gross unrealized losses on our marketable securities were $24 million and $357 million as of December 31, 2019 and 2018, respectively. In addition, gross unrealized losses that had been in a continuous loss position for 12 months or longer were $17 million and $332 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we considered the unrealized losses on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2019	2018
Due in one year	$12,803	$9,746
Due after one year to five years	22,973	21,349
Total	$35,776	$31,095

Note 5.Fair Value Measurement

The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,787	$12,787	$—	$—
U.S. government securities	815	815	—	—
U.S. government agency securities	444	444	—	—
Certificate of deposits and time deposits	217	—	217	—
Corporate debt securities	81	—	81	—
Marketable securities:
U.S. government securities	18,679	18,679	—	—
U.S. government agency securities	6,712	6,712	—	—
Corporate debt securities	10,385	—	10,385	—
Total cash equivalents and marketable securities	$50,120	$39,437	$10,683	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,792	$6,792	$—	$—
U.S. government securities	90	90	—	—
U.S. government agency securities	54	54	—	—
Certificate of deposits and time deposits	369	—	369	—
Corporate debt securities	1	—	1	—
Marketable securities:
U.S. government securities	13,836	13,836	—	—
U.S. government agency securities	8,333	8,333	—	—
Corporate debt securities	8,926	—	8,926	—
Total cash equivalents and marketable securities	$38,401	$29,105	$9,296	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Note 6.Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2019	2018
Land	$1,097	$899
Buildings	11,226	7,401
Leasehold improvements	3,112	1,841
Network equipment	17,004	13,017
Computer software, office equipment and other	1,813	1,187
Finance lease right-of-use assets	1,635	—
Construction in progress	10,099	7,228
Total	45,986	31,573
Less: Accumulated depreciation	(10,663)	(6,890)
Property and equipment, net	$35,323	$24,683

Depreciation expense on property and equipment were $5.18 billion, $3.68 billion, and $2.33 billion for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of the property and equipment depreciation expense was from network equipment depreciation of $3.83 billion, $2.94 billion, and $1.84 billion for the years ended December 31, 2019, 2018, and 2017, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for any period presented.

Note 7.Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, data center, land, colocations, and equipment. We have also entered into various non-cancelable finance lease agreements for certain network equipment. Our leases have original lease periods expiring between 2020 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and discount rate for the year ended December 31, 2019 are as follows (in millions):

Finance lease cost
Amortization of right-of-use assets	$195
Interest	12
Operating lease cost	1,139
Variable lease cost and other, net	160
Total lease cost	$1,506

Weighted-average remaining lease term
Operating leases	13.0 years
Finance leases	15.3 years

Weighted-average discount rate
Operating leases	3.2%
Finance leases	3.1%

Operating lease expense was $629 million and $363 million for the years ended December 31, 2018 and 2017, respectively, under Topic 840.
The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$1,060	$69
2021	1,244	48
2022	1,141	35
2023	1,116	35
2024	1,039	35
Thereafter	7,572	371
Total undiscounted cash flows	13,172	593
Less: Imputed interest	(2,848)	(120)
Present value of lease liabilities	$10,324	$473

Lease liabilities, current	$800	$55
Lease liabilities, non-current	9,524	418
Present value of lease liabilities	$10,324	$473

As of December 31, 2019, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of approximately $5.04 billion and $317 million, respectively. These operating and finance leases will commence between 2020 and 2023 with lease terms of greater than one year to 25 years. The table above does not include lease payments that were not fixed at commencement or lease modification.

Supplemental cash flow information related to leases for the year ended December 31, 2019 are as follows (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$902
Operating cash flows from finance leases	$12
Financing cash flows from finance leases	$552
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,081
Finance leases	$193

Note 8.Goodwill and Intangible Assets

During the year ended December 31, 2019, we purchased certain intangible assets and completed several business acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2019 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.

Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in millions):

Balance as of December 31, 2017	$18,221
Goodwill acquired	88
Effect of currency translation adjustment	(8)
Balance as of December 31, 2018	18,301
Goodwill acquired	408
Effect of currency translation adjustment	6
Balance as of December 31, 2019	$18,715

The following table sets forth the major categories of the intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in millions):

		December 31, 2019			December 31, 2018
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	1.8	$2,056	$(1,550)	$506	$2,056	$(1,260)	$796
Acquired technology	2.6	1,158	(986)	172	1,002	(871)	131
Acquired patents	4.6	805	(625)	180	805	(565)	240
Trade names	2.0	635	(604)	31	629	(517)	112
Other	3.3	162	(157)	5	162	(147)	15
Total intangible assets		$4,816	$(3,922)	$894	$4,654	$(3,360)	$1,294

Amortization expense of intangible assets for the years ended December 31, 2019, 2018, and 2017 was $562 million, $640 million, and $692 million, respectively.

As of December 31, 2019, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2020	$431
2021	326
2022	78
2023	27
2024	17
Thereafter	15
Total	$894

Note 9.Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2019	2018
Accrued legal settlements for FTC and BIPA (1)	$5,550	$—
Accrued compensation and benefits	1,704	1,203
Accrued property and equipment	1,082	1,531
Accrued taxes	624	491
Overdraft in cash pooling entities	277	500
Other current liabilities	2,498	1,784
Accrued expenses and other current liabilities	$11,735	$5,509

_________________________

(1)
Includes accrued legal settlements for U.S. Federal Trade Commission (FTC) of $5.0 billion and Illinois Biometric Information Privacy Act (BIPA) of $550 million. For further information, see Legal Matters in Note. 11—Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	December 31,
	2019	2018
Income tax payable	$5,651	$4,655
Deferred tax liabilities	1,039	673
Other liabilities	1,055	862
Other liabilities	$7,745	$6,190

Note 10.Long-term Debt

In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of December 31, 2019, no amounts had been drawn down and we were in compliance with the covenants under this facility.

Note 11.Commitments and Contingencies

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

Other contractual commitments

We also have $4.54 billion of non-cancelable contractual commitments as of December 31, 2019, which is primarily related to network infrastructure and our data center operations. These commitments are primarily due within five years.

Legal Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which is pending federal court approval. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. We have recognized the penalty in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2019.

On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which will require a payment of $550 million by us and is subject to approval by the court.

Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes, but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries.

From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. Although we are vigorously defending our regulatory compliance, we believe there is a reasonable possibility that the ultimate potential loss related to the inquiries and investigations by the IDPC could be material in the aggregate.

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

For information regarding income tax contingencies, see Note 14—Income Taxes.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2019, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2019.

Note 12.Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2019, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2019, we have not declared any dividends and our credit facility contains restrictions on our ability to pay dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2019, there were 2,407 million shares and 445 million shares of Class A common stock and Class B common stock, respectively, issued and outstanding.

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2018, $9.0 billion remained available and authorized for repurchases under this program. In 2019, we repurchased and subsequently retired 22 million shares of our Class A common stock for $4.10 billion. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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
Share-based compensation expense mostly consists of the Company's restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period.

As of December 31, 2019, there were 111 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026 , by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 60 million shares reserved for issuance effective January 1, 2020.

The following table summarizes the activities of stock option awards under the Stock Plans for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Balance as of December 31, 2018	1,137	$13.74
Stock options exercised	(1,137)	$13.74
Balances at December 31, 2019	—	$—	—	$—

There were no options granted, forfeited, or canceled for the year ended December 31, 2019. The aggregate intrinsic value of the options exercised in the years ended December 31, 2019, 2018, and 2017 was $185 million, $315 million, and $359 million, respectively. All of our outstanding options had vested by December 31, 2018. The total grant date fair value of stock options vested during the years ended December 31, 2018, and 2017 was not material.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2018	67,298	$144.77
Granted	54,379	$173.66
Vested	(33,501)	$142.04
Forfeited	(9,325)	$145.86
Unvested at December 31, 2019	78,851	$165.74

The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2019, 2018, and 2017 was $6.01 billion, $7.57 billion, and $6.76 billion, respectively.

As of December 31, 2019, there was $12.21 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 13.Interest and other income, net

The following table presents the detail of interest and other income, net, for the years ended December 31, 2019, 2018, and 2017 are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest income	$924	$661	$398
Interest expense	(20)	(9)	(6)
Foreign currency exchange losses, net	(105)	(213)	(6)
Other	27	9	5
Interest and other income, net	$826	$448	$391

Note 14.Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$5,317	$8,800	$7,079
Foreign	19,495	16,561	13,515
Income before provision for income taxes	$24,812	$25,361	$20,594

The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$4,321	$1,747	$4,455
State	565	176	190
Foreign	1,481	1,031	389
Total current tax expense	6,367	2,954	5,034
Deferred:
Federal	(39)	316	(296)
State	19	34	(33)
Foreign	(20)	(55)	(45)
Total deferred tax (benefits)/expense	(40)	295	(374)
Provision for income taxes	$6,327	$3,249	$4,660

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.8	0.7	0.6
Research tax credits	(0.8)	(1.0)	(0.9)
Share-based compensation	4.5	0.3	0.4
Excess tax benefits related to share-based compensation	(0.7)	(2.6)	(5.8)
Effect of non-U.S. operations	(5.8)	(5.9)	(18.6)
Effect of U.S. tax law change (1)	—	—	11.0
Non-deductible FTC settlement accrual	4.5	—	—
Other	1.0	0.3	0.9
Effective tax rate	25.5%	12.8%	22.6%

_________________________
(1) Due to the 2017 Tax Cuts and Jobs Act, provisional one-time mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017. In addition, deferred taxes were derecognized for previous estimated tax liabilities that would arise upon repatriation of a portion of these earnings in the foreign jurisdictions.

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$2,051	$1,825
Tax credit carryforward	1,333	668
Share-based compensation	135	270
Accrued expenses and other liabilities	798	487
Lease liabilities	1,999	—
Other	149	153
Total deferred tax assets	6,465	3,403
Less: valuation allowance	(1,012)	(600)
Deferred tax assets, net of valuation allowance	5,453	2,803

Deferred tax liabilities:
Depreciation and amortization	(2,387)	(1,401)
Right-of-use assets	(1,910)	—
Purchased intangible assets	—	(195)
Total deferred tax liabilities	(4,297)	(1,596)
Net deferred tax assets	$1,156	$1,207

The valuation allowance was approximately $1.01 billion and $600 million as of December 31, 2019 and 2018, respectively, mostly relating to U.S. state tax credit carryforwards and U.S. foreign tax credits for which we do not believe a tax benefit is more likely than not to be realized.

As of December 31, 2019, the U.S. federal and state net operating loss carryforwards were $9.06 billion and $2.37 billion, which will begin to expire in 2033 and 2027, respectively, if not utilized. We have federal tax credit carryforwards of $357 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $2.28 billion, most of which do not expire.

Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three‑year period.

The 2017 Tax Cuts and Jobs Act (Tax Act) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution. As a result, accumulated earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits ‑ beginning of period	$4,678	$3,870	$3,309
Increases related to prior year tax positions	2,309	457	72
Decreases related to prior year tax positions	(525)	(396)	(34)
Increases related to current year tax positions	1,402	831	536
Decreases related to settlements of prior year tax positions	(1)	(84)	(13)
Gross unrecognized tax benefits ‑ end of period	$7,863	$4,678	$3,870

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2019 and 2018 were $747 million and $340 million, respectively.

If the balance of gross unrecognized tax benefits of $7.86 billion as of December 31, 2019 were realized in a future period, this would result in a tax benefit of $4.71 billion within our provision of income taxes at such time.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer has until February 10, 2020 to request a hearing before the Supreme Court of the United States. As a result, the final outcome of the case is uncertain. In November 2019, we made a $1.64 billion payment related to this matter and recorded the payment to net against the related tax liability included within other liabilities in our consolidated balance sheets. If the Altera Ninth Circuit Opinion is reversed, we would anticipate recording an income tax benefit at that time.

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

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. The case is scheduled for trial beginning in February 2020. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The IRS did not provide any information about how it intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the Tax Act. As of December 31, 2019, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 15.Geographical Information

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	December 31,
	2019	2018
Long-lived assets:
United States	$35,858	$18,950
Rest of the world(1)	8,925	5,733
Total long-lived assets	$44,783	$24,683

_________________________
(1) No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	July 31, 2012
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.1	April 15, 2019
3.3	Description of Registrant's Capital Stock.					X
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	8-K	333-179287	10.1	April 15, 2019
10.2(A)+	2005 Stock Plan, as amended.	10-K	001-35551	10.2(A)	February 1, 2013
10.2(B)+	2005 Stock Plan forms of award agreements.	S-1	333-179287	10.2	February 8, 2012
10.3(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	April 26, 2018
10.3(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.3(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.3(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017
10.3(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.3(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.3(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.4+	Bonus Plan.	10-Q	001-35551	10.3	April 25, 2019
10.5+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.6+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.7+	Amended and Restated Offer Letter, dated May 2, 2014, between Registrant and Christopher Cox.	10-K	001-35551	10.8	January 29, 2015
10.8+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.11+	Amended and Restated Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.12+	Offer Letter, dated December 8, 2017, between Registrant and Kenneth I. Chenault.	10-Q	001-35551	10.4	April 26, 2018
10.13+	Offer Letter, dated April 23, 2018, between Registrant and Jeffrey D. Zients.	10-Q	001-35551	10.1	July 26, 2018
10.14+	Advisory Services Agreement, dated April 8, 2019, between Registrant and Christopher Cox.	10-Q	001-35551	10.4	April 25, 2019
10.15+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.16+	Executive Sales Incentive Plan.	10-Q	001-35551	10.4	July 25, 2019
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of January 2020.

FACEBOOK, INC.

Date:	January 29, 2020	/s/ David M. Wehner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 29, 2020
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	January 29, 2020
David M. Wehner

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	January 29, 2020
Susan J.S. Taylor

/s/ Peggy Alford	Director	January 29, 2020
Peggy Alford

/s/ Marc L. Andreessen	Director	January 29, 2020
Marc L. Andreessen

/s/ Kenneth I. Chenault	Director	January 29, 2020
Kenneth I. Chenault

/s/ Sheryl K. Sandberg	Director	January 29, 2020
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	January 29, 2020
Peter A. Thiel

/s/ Jeffrey D. Zients	Director	January 29, 2020
Jeffrey D. Zients