Form 10-Q
period 2020-03-31
Facebook Inc
filed 2020-04-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,404,551,860	shares outstanding as of April 24, 2020
Class B Common Stock	$0.000006 par value	444,551,440	shares outstanding as of April 24, 2020

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We have historically reported the numbers of our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU) (collectively, our "Facebook metrics") based on user activity only on Facebook and Messenger and not on our other products. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2019, we also report our estimates of the numbers of our daily active people (DAP), monthly active people (MAP), and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement. We believe our Family metrics better reflect the size of our community and the fact that many people are using more than one of our products. As a result, over time we intend to report our Family metrics as our key metrics in place of DAUs, MAUs, and ARPU in our periodic reports filed with the Securities and Exchange Commission.

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

Facebook Metrics

We regularly evaluate our Facebook metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) violating accounts, which represent user profiles that we believe are intended to be used for purposes that violate our terms of service, such as bots and spam. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as identical IP addresses and similar user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Any loss of access to data signals we use in this process, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our estimates of duplicate and false accounts. Our estimates also may change as our methodologies evolve, including through the application of new data signals or technologies or product changes that may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.

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

The numbers of DAUs and MAUs discussed in this Quarterly Report on Form 10-Q, as well as ARPU, do not include users on Instagram, WhatsApp, or our other products, unless they would otherwise qualify as DAUs or MAUs, respectively, based on their other activities on Facebook.

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

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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

The numbers of Family DAP and MAP discussed in this Quarterly Report on Form 10-Q, as well as ARPP, do not include users on our other products, unless they would otherwise qualify as DAP or MAP, respectively, based on their other activities on our Family products.

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$23,618	$19,079
Marketable securities	36,671	35,776
Accounts receivable, net of allowances of $370 and $206 as of March 31, 2020 and December 31, 2019, respectively	7,289	9,518
Prepaid expenses and other current assets	1,771	1,852
Total current assets	69,349	66,225
Property and equipment, net	37,127	35,323
Operating lease right-of-use assets, net	9,359	9,460
Intangible assets, net	838	894
Goodwill	18,811	18,715
Other assets	2,887	2,759
Total assets	$138,371	$133,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$829	$1,363
Partners payable	712	886
Operating lease liabilities, current	835	800
Accrued expenses and other current liabilities	12,446	11,735
Deferred revenue and deposits	247	269
Total current liabilities	15,069	15,053
Operating lease liabilities, non-current	9,509	9,524
Other liabilities	8,489	7,745
Total liabilities	33,067	32,322
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,406 million and 2,407 million shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively; 4,141 million Class B shares authorized, 445 million shares issued and outstanding, as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	46,688	45,851
Accumulated other comprehensive loss	(544)	(489)
Retained earnings	59,160	55,692
Total stockholders' equity	105,304	101,054
Total liabilities and stockholders' equity	$138,371	$133,376

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$17,737	$15,077
Costs and expenses:
Cost of revenue	3,459	2,816
Research and development	4,015	2,860
Marketing and sales	2,787	2,020
General and administrative	1,583	4,064
Total costs and expenses	11,844	11,760
Income from operations	5,893	3,317
Interest and other income (expense), net	(32)	165
Income before provision for income taxes	5,861	3,482
Provision for income taxes	959	1,053
Net income	$4,902	$2,429
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.72	$0.85
Diluted	$1.71	$0.85
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,851	2,856
Diluted	2,868	2,869
Share-based compensation expense included in costs and expenses:
Cost of revenue	$94	$87
Research and development	999	723
Marketing and sales	149	113
General and administrative	93	87
Total share-based compensation expense	$1,335	$1,010
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$4,902	$2,429
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(376)	(175)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	321	154
Comprehensive income	$4,847	$2,408
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2020						Three Months Ended March 31, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,852	$—	$45,851	$(489)	$55,692	$101,054	2,854	$—	$42,906	$(760)	$41,981	$84,127
Issuance of common stock	8	—	—	—	—	—	8	—	4	—	—	4
Shares withheld related to net share settlement	(3)	—	(498)	—	(192)	(690)	(3)	—	(387)	—	(125)	(512)
Share-based compensation	—	—	1,335	—	—	1,335	—	—	1,010	—	—	1,010
Share repurchases	(6)	—	—	—	(1,242)	(1,242)	(3)	—	—	—	(521)	(521)
Other comprehensive loss	—	—	—	(55)	—	(55)	—	—	—	(21)	—	(21)
Net income	—	—	—	—	4,902	4,902	—	—	—	—	2,429	2,429
Balances at end of period	2,851	$—	$46,688	$(544)	$59,160	$105,304	2,856	$—	$43,533	$(781)	$43,764	$86,516

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$4,902	$2,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,597	1,355
Share-based compensation	1,335	1,010
Deferred income taxes	477	183
Other	6	6
Changes in assets and liabilities:
Accounts receivable	2,046	1,070
Prepaid expenses and other current assets	(29)	84
Other assets	(16)	41
Accounts payable	(44)	(96)
Partners payable	(169)	(1)
Accrued expenses and other current liabilities	980	3,154
Deferred revenue and deposits	(16)	(4)
Other liabilities	(68)	77
Net cash provided by operating activities	11,001	9,308
Cash flows from investing activities
Purchases of property and equipment, net	(3,558)	(3,837)
Purchases of marketable securities	(7,884)	(6,603)
Sales of marketable securities	2,764	1,512
Maturities of marketable securities	4,644	2,210
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(33)	(50)
Other investing activities, net	(42)	—
Net cash used in investing activities	(4,109)	(6,768)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(690)	(512)
Repurchases of Class A common stock	(1,250)	(613)
Principal payments on finance leases	(100)	(125)
Net change in overdraft in cash pooling entities	(80)	(177)
Other financing activities, net	98	4
Net cash used in financing activities	(2,022)	(1,423)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(222)	(44)
Net increase in cash, cash equivalents, and restricted cash	4,648	1,073
Cash, cash equivalents, and restricted cash at beginning of the period	19,279	10,124
Cash, cash equivalents, and restricted cash at end of the period	$23,927	$11,197

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$23,618	$11,076
Restricted cash, included in prepaid expenses and other current assets	137	10
Restricted cash, included in other assets	172	111
Total cash, cash equivalents, and restricted cash	$23,927	$11,197

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow data
Cash paid for income taxes, net	$209	$682
Non-cash investing activities:
Acquisition of businesses in accrued expenses and other liabilities	$148	$—
Property and equipment in accounts payable and accrued liabilities	$1,603	$1,617

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Facebook, Inc., subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2020.

Reclassifications

Certain prior year amounts on the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. A reclassification was made to net the changes in operating lease right-of use assets with operating lease liabilities. This net change was not material and was included within the changes in other liabilities in cash flows from operating activities on the condensed consolidated statement of cash flow for the three months ended March 31, 2019. This change does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the periods ended March 31, 2020 and 2019.

Use of Estimates

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to income taxes, loss contingencies, fair value of acquired intangible assets and goodwill, collectibility of accounts receivable, fair value of financial instruments, credit losses of available-for-sale (AFS) debt securities, leases, useful lives of intangible assets and property and equipment, and revenue recognition. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. During the three months ended March 31, 2020, we faced increasing uncertainties around our estimates of revenue collectibility and accounts receivable credit losses. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Fair Value Measurements

On January 1, 2020, we adopted Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. In addition, we modified our impairment model to the CECL model for AFS debt securities and discontinued using the concept of "other than temporary" impairment on AFS debt securities. CECL estimates on accounts receivable are recorded as general and administrative expenses on our condensed consolidated statements of income. CECL estimates on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below which changed as a result of the adoption of Topic 326.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as AFS investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. The amount of credit losses recorded for the three months ended March 31, 2020 was not material. We have not recorded any impairment charge for unrealized losses in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income (expense), net.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on our condensed consolidated statements of income. As of March 31, 2020, we reported $7.29 billion of accounts receivable, net of an allowance of $370 million.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The majority of cash equivalents consists of money market funds that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers.

AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed using the CECL model to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 43% and 42% of our revenue for the three months ended March 31, 2020 and 2019, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Japan, Brazil, and Vietnam.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses. Bad debt expense was $197 million and $4 million during the three months ended March 31, 2020 and 2019, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance, but based upon our current portfolio of investments, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Advertising	$17,440	$14,912
Other revenue	297	165
Total revenue	$17,737	$15,077

Revenue disaggregated by geography, based on the billing address of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2020	2019
United States and Canada(1)	$8,012	$6,777
Europe(2)	4,150	3,624
Asia-Pacific	3,971	3,337
Rest of World(2)	1,604	1,339
Total revenue	$17,737	$15,077
____________________________________

(1)	United States revenue was $7.55 billion and $6.36 billion for the three months ended March 31, 2020 and 2019, respectively.

(2)	Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue and deposits consists of the following (in millions):

	March 31, 2020	December 31, 2019
Deferred revenue	$210	$234
Deposits	37	35
Total deferred revenue and deposits	$247	$269

Note 3. Earnings per Share
We compute earnings per share (EPS) of Class A and Class B common stock using the two-class method.
Basic EPS is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding.
For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities under our equity compensation plans. In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income by the weighted-average number of fully diluted common shares outstanding.
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three months ended March 31, 2020 and March 31, 2019.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,138	$764	$2,038	$391
Denominator
Weighted-average shares outstanding	2,407	444	2,396	460
Basic EPS	$1.72	$1.72	$0.85	$0.85
Diluted EPS:
Numerator
Net income	$4,138	$764	$2,038	$391
Reallocation of net income as a result of conversion of Class B to Class A common stock	764	—	391	—
Reallocation of net income to Class B common stock	—	(5)	—	—
Net income for diluted EPS	$4,902	$759	$2,429	$391
Denominator
Number of shares used for basic EPS computation	2,407	444	2,396	460
Conversion of Class B to Class A common stock	444	—	460	—
Weighted-average effect of dilutive RSUs and employee stock options	17	—	13	2
Number of shares used for diluted EPS computation	2,868	444	2,869	462
Diluted EPS	$1.71	$1.71	$0.85	$0.85

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$4,657	$4,735
Money market funds	18,155	12,787
U.S. government securities	287	815
U.S. government agency securities	217	444
Certificate of deposits and time deposits	203	217
Corporate debt securities	99	81
Total cash and cash equivalents	23,618	19,079
Marketable securities:
U.S. government securities	19,331	18,679
U.S. government agency securities	6,617	6,712
Corporate debt securities	10,723	10,385
Total marketable securities	36,671	35,776
Total cash and cash equivalents and marketable securities	$60,289	$54,855
The gross unrealized gains on our marketable securities were $631 million and $205 million as of March 31, 2020 and December 31, 2019, respectively. The gross unrealized losses on our marketable securities were $44 million and $24 million as of March 31, 2020 and December 31, 2019, respectively. The allowance for credit losses was not material as of March 31, 2020.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2020
Due in one year	$13,070
Due after one year to five years	23,601
Total	$36,671

Note 5. Fair Value Measurement
The following table summarizes our cash equivalents and marketable securities measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$18,155	$18,155	$—	$—
U.S. government securities	287	287	—	—
U.S. government agency securities	217	217	—	—
Certificate of deposits and time deposits	203	—	203	—
Corporate debt securities	99	—	99	—
Marketable securities:
U.S. government securities	19,331	19,331	—	—
U.S. government agency securities	6,617	6,617	—	—
Corporate debt securities	10,723	—	10,723	—
Total cash equivalents and marketable securities	$55,632	$44,607	$11,025	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,787	$12,787	$—	$—
U.S. government securities	815	815	—	—
U.S. government agency securities	444	444	—	—
Certificate of deposits and time deposits	217	—	217	—
Corporate debt securities	81	—	81	—
Marketable securities:
U.S. government securities	18,679	18,679	—	—
U.S. government agency securities	6,712	6,712	—	—
Corporate debt securities	10,385	—	10,385	—
Total cash equivalents and marketable securities	$50,120	$39,437	$10,683	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
Beginning in the three months ended March 31, 2020, we had other assets and liabilities classified within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material to our condensed consolidated financial statements as of March 31, 2020.

Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2020	December 31, 2019
Land	$1,138	$1,097
Buildings	11,908	11,226
Leasehold improvements	3,382	3,112
Network equipment	17,764	17,004
Computer software, office equipment and other	1,951	1,813
Finance lease right-of-use assets	1,688	1,635
Construction in progress	10,908	10,099
Total	48,739	45,986
Less: Accumulated depreciation	(11,612)	(10,663)
Property and equipment, net	$37,127	$35,323

Depreciation expense on property and equipment was $1.49 billion and $1.20 billion for the three months ended March 31, 2020 and 2019, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for any period presented.
Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, data centers, land, colocations, and equipment. We have also entered into various non-cancelable finance lease agreements for certain network equipment. Our leases have original lease periods expiring between the remainder of 2020 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and discount rate are as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$60	$42
Interest	3	2
Operating lease cost	340	246
Variable lease cost and other, net	60	49
Total lease cost	$463	$339

Weighted-average remaining lease term
Operating leases	12.8 years	13.1 years
Finance leases	15.2 years	15.1 years

Weighted-average discount rate
Operating leases	3.2%	3.6%
Finance leases	3.1%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020 (in millions):

	Operating Leases	Finance Leases
The remainder of 2020	$795	$45
2021	1,281	49
2022	1,198	38
2023	1,137	36
2024	1,061	36
Thereafter	7,657	386
Total undiscounted cash flows	13,129	590
Less: Imputed interest	(2,785)	(120)
Present value of lease liabilities	$10,344	$470

Lease liabilities, current	$835	$44
Lease liabilities, non-current	9,509	426
Present value of lease liabilities	$10,344	$470

As of March 31, 2020, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of approximately $5.07 billion and $332 million, respectively. These operating and finance leases will commence between the remainder of 2020 and 2023 with lease terms of greater than one year to 25 years. This table does not include lease payments that were not fixed at commencement or modification.

Supplemental cash flow information related to leases are as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$276	$188
Operating cash flows from finance leases	$3	$2
Financing cash flows from finance leases	$100	$125
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$304	$1,383
Finance leases	$25	$35

Note 8. Goodwill and Intangible Assets

During the three months ended March 31, 2020, we completed business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the three months ended March 31, 2020 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in millions):

Balance as of December 31, 2019	$18,715
Goodwill acquired	98
Effect of currency translation adjustment	(2)
Balance as of March 31, 2020	$18,811

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		March 31, 2020			December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	1.5	$2,056	$(1,622)	$434	$2,056	$(1,550)	$506
Acquired technology	2.5	1,213	(1,007)	206	1,158	(986)	172
Acquired patents	4.4	805	(638)	167	805	(625)	180
Trade names	1.8	635	(609)	26	635	(604)	31
Other	3.1	162	(157)	5	162	(157)	5
Total intangible assets		$4,871	$(4,033)	$838	$4,816	$(3,922)	$894

Amortization expense of intangible assets was $111 million and $156 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2020	$329
2021	335
2022	87
2023	33
2024	23
Thereafter	31
Total	$838

Note 9. Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of March 31, 2020, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

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

Other contractual commitments

We also have $7.62 billion of non-cancelable contractual commitments as of March 31, 2020, the majority of which is related to network infrastructure and our data center operations. These commitments are primarily due within five years.

Legal Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. This penalty is reflected in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of March 31, 2020. We paid the penalty in April 2020 upon the effectiveness of the modified consent order.

On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which will require a payment of $550 million by us and is subject to approval by the district court. This settlement amount is reflected in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of March 31, 2020.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these other matters, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these other matters. We believe that the amount of losses or any estimable range of possible losses with respect to these other matters will not, either individually or in the aggregate, have a material adverse effect on our business and condensed consolidated financial statements.

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

Note 11. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the three months ended March 31, 2020, we repurchased and subsequently retired 6 million shares of our Class A common stock for an aggregate amount of $1.24 billion. As of March 31, 2020, $13.66 billion remained available and authorized for repurchases.

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

Share-based compensation expense consists of our RSU expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period.

Effective January 1, 2020, there were 171 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. The number of shares reserved for issuance under our Amended 2012 Plan increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2020:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	78,851	$165.74
Granted	39,387	$155.99
Vested	(8,388)	$155.51
Forfeited	(1,629)	$159.15
Unvested at March 31, 2020	108,221	$163.08

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2020 and 2019 was $1.80 billion and $1.31 billion, respectively.

As of March 31, 2020, there was $16.76 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
Note 12. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign derived intangible income, the effects of acquisitions, and the integration of those acquisitions.
Our gross unrecognized tax benefits were $8.15 billion and $7.86 billion on March 31, 2020 and December 31, 2019, respectively. If the gross unrecognized tax benefits as of March 31, 2020 were realized in a subsequent period, this would result in a tax benefit of $4.86 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $789 million and $747 million as of March 31, 2020 and December 31, 2019, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer has requested a hearing before the Supreme Court of the United States. As a result, the final outcome of the case is uncertain. In November 2019, we made a $1.64 billion payment related to this matter and recorded the payment to net against the related tax liability included within other liabilities in our consolidated balance sheets. If the Altera Ninth Circuit Opinion is reversed, we would anticipate recording an income tax benefit at that time.

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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial began in February 2020 and a second session is expected to continue later in the year. It is not clear how the IRS intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of March 31, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 13. Geographical Information

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	March 31, 2020	December 31, 2019
United States	$37,390	$35,858
Rest of the world (1)	9,096	8,925
Total long-lived assets	$46,486	$44,783

____________________________________

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Note 14. Subsequent Event

On April 21, 2020, we entered into a definitive agreement to invest in Jio Platforms Limited, a subsidiary of Reliance Industries Limited, for approximately $5.7 billion at the current exchange rate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our community metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

Certain revenue information in the section entitled "—Three Months Ended March 31, 2020 and 2019—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.

Executive Overview of First Quarter Results

Our key community metrics and financial results for the first quarter of 2020 are as follows:

Community growth:

•	Facebook daily active users (DAUs) were 1.73 billion on average for March 2020, an increase of 11% year-over-year.

•	Facebook monthly active users (MAUs) were 2.60 billion as of March 31, 2020, an increase of 10% year-over-year.

•	Family daily active people (DAP) was 2.36 billion on average for March 2020, an increase of 12% year-over-year.

•	Family monthly active people (MAP) was 2.99 billion as of March 31, 2020, an increase of 11% year-over-year.

Financial results:

•	Revenue was $17.74 billion, up 18% year-over-year, and advertising revenue was $17.44 billion, up 17% year-over‑year.

•	Total costs and expenses were $11.84 billion.

•	Income from operations was $5.89 billion and operating margin was 33%.

•	Net income was $4.90 billion with diluted earnings per share of $1.71.

•	Capital expenditures, including principal payments on finance leases, were $3.66 billion.

•	Effective tax rate was 16%.

•	Cash and cash equivalents and marketable securities were $60.29 billion as of March 31, 2020.

•	Headcount was 48,268 as of March 31, 2020, an increase of 28% year-over-year.

In the first quarter of 2020, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.

In response to the COVID-19 pandemic, we have focused on helping people stay connected, assisting the public health response, and working on the economic recovery. We have also continued to invest based on the following company priorities that we believe will further our mission to give people the power to build community and bring the world closer together: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

Our business has been impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. We have seen a significant increase in the size of our user base and user engagement as a result of these preventative measures. At the same time, we experienced a significant reduction in the demand for advertising, as well as a related decline in the pricing of our ads, over the last three weeks of the first quarter of 2020. After the initial steep decrease in our advertising revenue growth rates in March compared to earlier in the first quarter of 2020, we have seen signs of stability reflected in the first three weeks of April, where advertising revenue has been approximately flat compared to the same period a year ago, down from the 17% year-over-year growth in the first quarter of 2020. We expect that we will lose at least some of the increased user engagement when various shelter-in-place restrictions are relaxed in the future. In addition, the demand for and pricing of our advertising services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty. We also intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our data center capacity, network infrastructure, and office facilities, as well as scaling our headcount to support our growth and certain initiatives related to the COVID-19 pandemic, will continue to drive expense growth in 2020.

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

Worldwide DAUs increased 11% to 1.73 billion on average during March 2020 from 1.56 billion during March 2019. Users in India, Indonesia, and the Philippines represented key sources of growth in DAUs during March 2020, relative to the same period in 2019.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of March 31, 2020, we had 2.60 billion MAUs, an increase of 10% from March 31, 2019. Users in India, Indonesia, and the Philippines represented key sources of growth in the first quarter of 2020, relative to the same period in 2019.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2020 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.
Note: Our revenue by Facebook user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our Facebook users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the billing address of the customer.

During the first quarter of 2020, worldwide ARPU was $6.95, an increase of 8% from the first quarter of 2019. Over this period, ARPU increased by 13% in United States & Canada, 11% in Europe, 10% in Asia-Pacific and 5% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
2.50
2.00
1.50
1.00
0.50
.00
2.03
2.10
2.14
2.20
2.26
2.36
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
DAP/MAP:
77%
78%
78%
78%
78%
79%

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

Worldwide DAP increased 12% to 2.36 billion on average during March 2020 from 2.10 billion during March 2019.

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

Monthly Active People
Worldwide
(in billions)
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
2.64
2.69
2.76
2.82
2.89
2.99
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020

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

As of March 31, 2020, we had 2.99 billion MAP, an increase of 11% from 2.69 billion as of March 31, 2019.

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

Revenue
Worldwide
(in $ millions)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$16,640
$274
$14,912
$165
$16,624
$262
$17,383
$269
$20,736
$346
$17,440
$297
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
ARPP:
$6.52
$5.66
$6.20
$6.33
$7.38
$6.03

During the first quarter of 2020, worldwide ARPP was $6.03, an increase of 7% from the first quarter of 2019.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenue	$17,737	$15,077
Costs and expenses:
Cost of revenue	3,459	2,816
Research and development	4,015	2,860
Marketing and sales	2,787	2,020
General and administrative	1,583	4,064
Total costs and expenses	11,844	11,760
Income from operations	5,893	3,317
Interest and other income (expense), net	(32)	165
Income before provision for income taxes	5,861	3,482
Provision for income taxes	959	1,053
Net income	$4,902	$2,429

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Costs and expenses:
Cost of revenue	20	19
Research and development	23	19
Marketing and sales	16	13
General and administrative	9	27
Total costs and expenses	67	78
Income from operations	33	22
Interest and other income (expense), net	—	1
Income before provision for income taxes	33	23
Provision for income taxes	5	7
Net income	28%	16%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cost of revenue	$94	$87
Research and development	999	723
Marketing and sales	149	113
General and administrative	93	87
Total share-based compensation expense	$1,335	$1,010

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	1%	1%
Research and development	6	5
Marketing and sales	1	1
General and administrative	1	1
Total share-based compensation expense	8%	7%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Advertising	$17,440	$14,912	17%
Other revenue	297	165	80%
Total revenue	$17,737	$15,077	18%
Revenue in the three months ended March 31, 2020 increased $2.66 billion, or 18%, compared to the same period in 2019. The increase was almost entirely due to an increase in advertising revenue as a result of an increase in the number of ads delivered, partially offset by a decrease in the average price per ad.
During the three months ended March 31, 2020, the number of ads delivered increased by 39%, as compared with approximately 32% in the same period in 2019. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users and their engagement. During the three months ended March 31, 2020, the average price per ad decreased by 16%, as compared with a decrease of approximately 4%, in the same period in 2019. The decrease in average price per ad was primarily driven by a decrease in advertising demand globally due to the COVID-19 pandemic over the last three weeks of the quarter. To a lesser extent, the decrease in average price per ad was also caused by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates. In the near-term, we anticipate that future advertising revenue growth will be determined primarily by the extent to which the COVID-19 pandemic and related economic slowdown result in a decrease in advertising demand.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the three months ended March 31, 2020 compared to the same period in 2019 had an unfavorable impact on revenue. If we had translated revenue for the three months ended March 31, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $18.01 billion and $17.71 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $275 million and $274 million higher than actual total revenue and advertising revenue, respectively, for the three months ended March 31, 2020.

Cost of revenue

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Cost of revenue	$3,459	$2,816	23%
Percentage of revenue	20%	19%
Cost of revenue in the three months ended March 31, 2020 increased $643 million, or 23%, compared to the same period in 2019. The increase was primarily due to an increase in operational expenses related to our data centers and technical infrastructure and, to a lesser extent, higher cost of consumer hardware devices sold and traffic acquisition costs.
Research and development

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Research and development	$4,015	$2,860	40%
Percentage of revenue	23%	19%
Research and development expenses in the three months ended March 31, 2020 increased $1.15 billion, or 40%, compared to the same period in 2019. The increase was primarily due to increases in payroll and benefits expenses and facilities-related costs as a result of a 35% growth in employee headcount from March 31, 2019 to March 31, 2020 in our engineering and other technical functions.
Marketing and sales

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Marketing and sales	$2,787	$2,020	38%
Percentage of revenue	16%	13%
Marketing and sales expenses in the three months ended March 31, 2020 increased $767 million, or 38%, compared to the same period in 2019. The increase was primarily driven by increases in marketing expenses and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 20% increase in employee headcount from March 31, 2019 to March 31, 2020 in our marketing and sales functions.
General and administrative

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Legal accrual related to FTC settlement	$—	$3,000	NM
Other general and administrative	1,583	1,064	49%
General and administrative	$1,583	$4,064	(61)%
Percentage of revenue	9%	27%
General and administrative expenses in the three months ended March 31, 2020 decreased $2.48 billion, or 61%, compared to the same period in 2019. The decrease was mostly due to the $3.0 billion legal accrual recorded in the first quarter of 2019 related to our FTC settlement, partially offset by an increase of $193 million in bad debt expense, a majority of which was due to an increase in our estimated credit losses as the result of economic slowdown caused by the COVID-19 pandemic. In addition, our payroll and benefits expenses increased as a result of a 29% increase in employee headcount from March 31, 2019 to March 31, 2020 in our general and administrative functions.

Interest and other income (expense), net

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Interest income, net	$228	$198	15%
Other expense, net	(260)	(33)	NM
Interest and other income (expense), net	$(32)	$165	(119)%
Interest and other income (expense), net in the three months ended March 31, 2020 decreased $197 million, or 119%, compared to the same period in 2019. The decrease was due to an increase in other expense, net which was mostly related to higher foreign exchange losses, compared to the same period in 2019, as a result of foreign currency transactions and re‑measurement. This decrease was partially offset by an increase in interest income, net due to higher investment balances.
Provision for income taxes

	Three Months Ended March 31,
	2020	2019	% change
	(in millions, except for percentages)
Provision for income taxes	$959	$1,053	(9)%
Effective tax rate	16%	30%
Our provision for income taxes in the first quarter of 2020 decreased $94 million, or 9%, compared to the same period in 2019, which was mostly due to a decrease in income from operations prior to the effect of the 2019 legal accrual related to the FTC settlement that is not expected to be tax-deductible.
Our effective tax rate in the first quarter of 2020 decreased compared to the same period in 2019, mostly due to the 2019 legal accrual related to the FTC settlement that is not expected to be tax-deductible.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer has requested a hearing before the Supreme Court of the United States. As a result, the final outcome of the case is uncertain. In November 2019, we made a $1.64 billion payment related to this matter and recorded the payment to net against the related tax liability included within other liabilities in our consolidated balance sheets. If the Altera Ninth Circuit Opinion is reversed, we would anticipate recording an income tax benefit at that time.
Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign derived intangible income, tax effects from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 24, 2020 price, we expect our effective tax rate for the full-year 2020 will be in the high-teens, although we may see fluctuations in our quarterly rate depending on our financial results.
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
Unrecognized Tax Benefits. As of March 31, 2020, we had net unrecognized tax benefits of $3.95 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first sessions of the trial began in February 2020, and additional sessions are expected to continue later in the year. The IRS did not provide any information about how it intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of March 31, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $60.29 billion as of March 31, 2020, an increase of $5.43 billion from December 31, 2019. The increase was mostly due to $11.0 billion of cash generated from operations, offset by $3.66 billion for capital expenditures, including principal payments on finance leases, $1.25 billion for repurchases of our Class A common stock, and $690 million of taxes paid related to net share settlement of employee restricted stock units (RSU) awards.
Cash paid for income taxes was $209 million in the three months ended March 31, 2020. As of March 31, 2020, our federal net operating loss carryforward was $9.35 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2020. As of March 31, 2020, we had $324 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2020.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of March 31, 2020, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the three months ended March 31, 2020, we repurchased and subsequently retired 6 million shares of our Class A common stock for an aggregate amount of $1.24 billion. As of March 31, 2020, $13.66 billion remained available and authorized for repurchases.
As of March 31, 2020, $14.69 billion of the $60.29 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
In July 2019, we entered into a settlement and modified consent order to resolve the inquiry of the FTC into our platform and user data practices, which was approved by the federal court and took effect in April 2020. The settlement requires us to pay a penalty of $5.0 billion, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of March 31, 2020. We paid the penalty in April 2020 upon the effectiveness of the modified consent order.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the three months ended March 31, 2020 primarily consisted of net income adjusted for certain non-cash items, such as $1.60 billion of depreciation and amortization and $1.34 billion of share-based compensation expense, and cash collected from accounts receivable. The majority of the increase in cash flow from operating activities during the three months ended March 31, 2020, compared to the same period in 2019, was due to the increases in net income and cash collected from accounts receivables partially offset by a decrease in accrued expenses and other current liabilities.
Cash Used in Investing Activities
Cash used in investing activities during the three months ended March 31, 2020 consisted mostly of $3.56 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $476 million of net purchases of marketable securities. The decrease in cash used in investing activities during the three months ended March 31, 2020, compared to the same period in 2019, was mostly due to a decrease in net purchases of marketable securities.

In 2020, we anticipate making capital expenditures of approximately $14 billion to $16 billion and a payment of approximately $5.7 billion, at the current exchange rate, for our investment in Jio Platforms Limited. See Note 14 — Subsequent Event in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our investment in Jio Platforms Limited.
Cash Used in Financing Activities
Cash used in financing activities during the three months ended March 31, 2020 consisted mostly of $1.25 billion for repurchases of our Class A common stock, $690 million of taxes paid related to net share settlement of RSUs, and $100 million of principal payments on finance leases. The increase in cash used in financing activities during the three months ended March 31, 2020, compared to the same period in 2019, was mostly due to an increase in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, and colocation leases. A majority of the other contractual commitments are related to network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2020 (in millions):

		Payment Due by Period
	Total	The remainder of 2020	2021-2022	2023-2024	Thereafter
Operating lease obligations, including imputed interest(1)	$18,208	$805	$2,589	$2,614	$12,200
Finance lease obligations, including imputed interest(1)	923	204	153	87	479
Transition tax payable	1,579	—	—	880	699
Other contractual commitments	7,620	4,052	1,479	431	1,658
Total contractual obligations	$28,330	$5,061	$4,221	$4,012	$15,036
____________________________________

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.
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
In addition, our other liabilities also include $3.95 billion related to net uncertain tax positions as of March 31, 2020. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.

Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the condensed consolidated financial statements to the extent material. Significant judgment is required to determine both probability and the estimated amount of loss. Such matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we disclosed the assumptions and estimates associated with income taxes, loss contingencies, and valuation of long-lived assets including goodwill, intangible assets and their associated estimated useful lives have the greatest potential impact on our consolidated financial statements. In addition, during the quarter ended March 31, 2020, in response to the economic slowdown caused by COVID-19 pandemic, we now believe that the assumptions and estimates associated with collectibility assessment of revenue and credit losses of accounts receivable may also have a material impact to our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.

Collectibility assessment of revenue

Under Topic 606, we recognize revenue using a five-step model. In step one, for a revenue contract to exist, it must be probable that substantially all of the consideration to which we are entitled to will be collected. In performing such collectibility assessment, we consider various facts and circumstances including future expectations about our customer’s ability and intention to pay. Collectibility assessment uses a probable threshold which requires estimation based on several objective and subjective factors, such as probability of default, customer’s intention to pay, payment history, financial strength, geography, and industry sub-vertical risks. The collectibility assessment has become increasingly uncertain during the current economic environment caused by COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessment.

Credit losses of accounts receivable

On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

For accounts receivable measured at amortized cost, we use aging analysis, probability of default methods and incorporate macroeconomic variables that are most relevant to evaluating and estimating the expected credit losses. These macroeconomic variables may vary by geography, customer-type, or industry sub-vertical. The contractual life of our trade accounts receivable is generally short-term; however, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessment.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses, net was $251 million and $37 million, recognized as interest and other income (expense), net in our condensed consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $565 million and $525 million in the market value of our available-for-sale debt securities as of March 31, 2020 and December 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which will require a payment of $550 million by us and is subject to approval by the district court.
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
Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. In the first quarter of 2020, our advertising revenue grew 17% year-over-year, which was the slowest growth rate for our first fiscal quarter since our initial public offering and, in particular, we experienced a significant reduction in the demand for advertising, as well as a related decline in the pricing of our ads, over the last three weeks of the quarter. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty. While our advertising revenue growth slowed in the first quarter of 2020, our total expenses grew 35% year-over-year (after excluding the $3.0 billion legal accrual in the first quarter of 2019 related to our FTC settlement), which is approximately twice the rate of our advertising revenue growth. If this trend persists for a significant period of time, our operating margin and profitability will be adversely affected and the trading price of our Class A common stock could decline. In addition to the impact on our advertising business and operating margin, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

•
our inability to sustain the significant increase in the size of our user base and user engagement, particularly for our messaging products, whether as a result of the lapse of shelter-in-place measures or otherwise;

•	decreased user engagement as a result of users' inability to purchase data packs or devices to access our products and services;

•
interruptions in the accessibility or performance of our products and services due to capacity constraints from increased usage, or product changes we implement to maintain accessibility of our services, such as reducing the quality of video to reduce bandwidth usage;

•
delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain shortages, or diversion of our efforts and resources to projects related to COVID-19;

•
increased misuse of our products and services or user data by third parties, including improper advertising practices or other activity inconsistent with our terms, contracts, or policies, misinformation or other illicit or objectionable material on our platforms, election interference, or other undesirable activity;

•
adverse impacts to our efforts to combat misuse of our products and services and user data as a result of limitations on our safety, security, and content review efforts while our workforce is working remotely, such as the necessity to rely more heavily on artificial intelligence to perform tasks that our workforce is unable to perform;

•
our inability to recognize revenue, collect payment, or generate future revenue from marketers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn;

•	increased expenses resulting from our initiatives or donations related to the pandemic;

•	significant disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future;

•	negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely;

•	illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and

•	increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements.

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us. The persistence of COVID-19, and the preventative measures implemented to help limit the spread of the illness, will impact our ability to operate our business and may materially and adversely impact our business, financial condition, and results of operations.
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. More recently, we have experienced a significant increase in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic, and we expect that we will lose at least some of this increased engagement when various shelter-in-place restrictions are relaxed in the future. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue-generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
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

•	reductions of advertising by marketers due to our efforts to implement or enforce advertising policies that protect the security and integrity of our platform;

•	changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising;

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

From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results. For example, macroeconomic conditions have affected, and we expect will continue to affect, marketers' ability or willingness to spend with us, as we have seen with the regional and worldwide economic disruption related to the COVID-19 pandemic and associated declines in advertising activity on our products. The effects of the pandemic have resulted in reduced demand for our ads, a related decline in pricing of our ads, and additional demands on our technical infrastructure as a result of increased usage of our services, which may impair our ability to maintain or increase the quantity or quality of ads shown to users and adversely affect our revenue and financial results.

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
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, advertising, and other issues, including actions or decisions in connection with elections or the COVID-19 pandemic, which may adversely affect our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic, the 2020 U.S. presidential election, or other elections around the world. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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
We are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, as well as obligations under our modified consent order with the U.S. Federal Trade Commission (FTC). As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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
In addition, the changes in our work environment as a result of the COVID-19 pandemic could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. The rapid adoption of some third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel.
We anticipate that our ongoing efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in March 2018, we were the subject of intense media coverage involving the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and we have continued to receive negative publicity. In addition, we may be subject to negative publicity if we are not successful in our efforts to prevent misinformation or other illicit or objectionable use of our products or services in connection with the COVID-19 pandemic, the 2020 U.S. presidential election or other elections around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.
Our financial results will fluctuate from quarter to quarter and are difficult to predict.
Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;

•	our ability to attract and retain marketers in a particular period;

•	our ability to recognize revenue or collect payments from marketers in a particular period, including as a result of the effects of the COVID-19 pandemic;

•
fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, including the COVID-19 pandemic, or other factors;

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

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	trading activity in our share repurchase program;

•	fluctuations in the market values of our portfolio investments and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
We expect our rates of growth to be volatile in the near term as a result of the COVID-19 pandemic and to decline over time in the future.

We expect our user and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, although we are unable to predict the duration or degree of such volatility with any certainty. In the long term, we expect that our user growth rate will generally decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We also expect our revenue growth rate will continue to decline over time as our revenue increases to higher levels. As our growth rates experience volatility or decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the three months ended March 31, 2020, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $86 million and our effective tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework is subject to an annual review that could result in changes to our obligations and also is subject to challenge by regulators and private parties, including a pending legal challenge by a private party. In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the Court of Justice of the European Union is currently considering the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commissioner. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the Irish Data Protection Commission, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law imposes data privacy-related requirements on products and services offered to users in Brazil and is scheduled to go in effect in August 2020, although the deadline to comply may be extended to a later date. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC requires us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to Irish Data Protection Commission (IDPC) and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
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

We are engaged in ongoing privacy compliance and oversight efforts, including as a result of our modified consent order with the FTC, as well as our efforts to comply with the GDPR and other regulatory and legislative requirements around the world, including the CCPA. In particular, we have agreed with the FTC to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, and a process to regularly certify our compliance with the privacy program to the FTC, which will be challenging and costly to implement. We expect that these enhancements will result in both improved privacy compliance and oversight and the discovery of additional privacy issues, at least in the near-term, and we expect to continue to notify the FTC of such issues from time to time in accordance with our reporting obligations under the consent order. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. In the near-term, we are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts will require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner will be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

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
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states must implement by June 2021. In addition, the European Union revised the European Audiovisual Media Service Directive, which must be implemented by member states by September 2020, to apply to online video-sharing platforms. In the United States, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to counterfeit goods, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Other countries, including Australia, France, Ireland, Singapore, and the United Kingdom, are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. Such legislation also has in the past, and may in the future, require us to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. If any of the foregoing events occur, our business and financial results could be adversely affected.
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
Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service, including as a result of the COVID-19 pandemic, could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.
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
For example, the significant and rapid increase in the use of our products that we experienced as a result of the COVID-19 pandemic has increased demands on our technical infrastructure. Additional product development efforts during this time may put additional pressure on our technical infrastructure. We may not be able to accommodate these demands, including as a result of our reduced data center operations and personnel working remotely during the pandemic.
A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. The effects of the COVID-19 pandemic have increased the risk of supply shortages or other disruptions in logistics or the supply chain for our technical infrastructure. As a result, we may not be able to procure sufficient equipment or services from third parties to satisfy our needs, or we may be required to procure such services or equipment on unfavorable terms.
Any of these developments may result in interruptions in the availability or performance of our products, require unfavorable changes to existing products, delay the introduction of future products, or otherwise adversely affect our business and financial results.
We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations, and we have had to suspend certain of these projects as a result of the COVID-19 pandemic. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic or otherwise, may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality or reliability of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.
Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.
Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

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

We regularly evaluate our Facebook metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) violating accounts, which represent user profiles that we believe are intended to be used for purposes that violate our terms of service, such as bots and spam. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as identical IP addresses and similar user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Any loss of access to data signals we use in this process, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our estimates of duplicate and false accounts. Our estimates also may change as our methodologies evolve, including through the application of new data signals or technologies or product changes that may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.

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

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 48,268 as of March 31, 2020 from 37,773 as of March 31, 2019, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must adapt to a remote work environment and continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, and regulatory oversight;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with statutory equity requirements and management of tax consequences; and

•	geopolitical events affecting us, our marketers or our industry, including trade disputes and pandemics.
In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, regulations established by the U.S. Office of Foreign Assets Control and the U.K. Bribery Act 2010. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, anti-corruption laws or regulations, and other laws, rules, sanctions, embargoes, and regulations.
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
We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic. We may experience supply shortages or other disruptions in logistics or the supply chain that could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain disruptions.
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
We are exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, and other factors. The demand for our products can also change significantly between the time inventory or components are ordered and the date of sale. While we endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell, from time to time we have experienced difficulties in accurately predicting and meeting the consumer demand for our products. In addition, when we begin selling or manufacturing a new consumer hardware product or enter new international markets, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of the foregoing factors may adversely affect our operating results.

We may have exposure to greater than anticipated tax liabilities.
Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Facebook. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS's position and are litigating this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017, and the issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, a three-judge panel from the Ninth Circuit Court of Appeals issued a decision in Altera Corp. v. Commissioner regarding the treatment of share-based compensation expense in a cost sharing arrangement, which had a material effect on our tax obligations and effective tax rate for the second quarter of 2019. As the taxpayer has requested a hearing before the Supreme Court of the United States, the final outcome of the case is uncertain and could have a material effect on our tax obligations and effective tax rate in future quarters. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $224.20 through March 31, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, or the anticipation of such sales;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•	changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•	media coverage of our business and financial performance;

•	lawsuits threatened or filed against us, or developments in pending lawsuits;

•	developments in anticipated or new legislation or regulatory actions, including interim or final rulings by tax, judicial, or regulatory bodies;

•	trading activity in our share repurchase program; and

•	other events or factors, including those resulting from war, incidents of terrorism, pandemics, and other disruptive external events, or responses to these events.
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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2020	2,205	$216.50	2,205	$14,423
February 1 - 29, 2020	1,995	$207.57	1,995	$14,009
March 1 - 31, 2020	2,100	$166.71	2,100	$13,659
	6,300		6,300
____________________________________

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available for repurchases under this program. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	2012 Equity Incentive Plan, as amended.					X

10.2	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X

10.3	Offer letter, dated May 6, 2019, between Registrant and Jennifer G. Newstead.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of April 2020.

FACEBOOK, INC.

Date: April 30, 2020	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2020	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)