Form 10-Q
period 2020-06-30
Facebook Inc
filed 2020-07-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,404,282,110	shares outstanding as of July 23, 2020
Class B Common Stock	$0.000006 par value	444,533,708	shares outstanding as of July 23, 2020

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

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,045	$19,079
Marketable securities	37,195	35,776
Accounts receivable, net of allowances of $365 and $206 as of June 30, 2020 and December 31, 2019, respectively	7,483	9,518
Prepaid expenses and other current assets	2,407	1,852
Total current assets	68,130	66,225
Property and equipment, net	39,006	35,323
Operating lease right-of-use assets, net	9,429	9,460
Intangible assets, net	859	894
Goodwill	19,029	18,715
Other assets	3,238	2,759
Total assets	$139,691	$133,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$920	$1,363
Partners payable	729	886
Operating lease liabilities, current	899	800
Accrued expenses and other current liabilities	8,496	11,735
Deferred revenue and deposits	264	269
Total current liabilities	11,308	15,053
Operating lease liabilities, non-current	9,633	9,524
Other liabilities	8,303	7,745
Total liabilities	29,244	32,322
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,406 million and 2,407 million shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively; 4,141 million Class B shares authorized, 444 million and 445 million shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	47,805	45,851
Accumulated other comprehensive loss	(142)	(489)
Retained earnings	62,784	55,692
Total stockholders' equity	110,447	101,054
Total liabilities and stockholders' equity	$139,691	$133,376
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$18,687	$16,886	$36,423	$31,963
Costs and expenses:
Cost of revenue	3,829	3,307	7,288	6,123
Research and development	4,462	3,315	8,477	6,175
Marketing and sales	2,840	2,414	5,627	4,434
General and administrative	1,593	3,224	3,175	7,288
Total costs and expenses	12,724	12,260	24,567	24,020
Income from operations	5,963	4,626	11,856	7,943
Interest and other income, net	168	206	136	371
Income before provision for income taxes	6,131	4,832	11,992	8,314
Provision for income taxes	953	2,216	1,911	3,269
Net income	$5,178	$2,616	$10,081	$5,045
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.82	$0.92	$3.54	$1.77
Diluted	$1.80	$0.91	$3.51	$1.76
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,850	2,855	2,851	2,855
Diluted	2,879	2,875	2,876	2,873
Share-based compensation expense included in costs and expenses:
Cost of revenue	$117	$109	$211	$196
Research and development	1,261	927	2,260	1,650
Marketing and sales	187	160	336	273
General and administrative	130	107	223	194
Total share-based compensation expense	$1,695	$1,303	$3,030	$2,313
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,178	$2,616	$10,081	$5,045
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	247	90	(129)	(85)
Change in unrealized gain/loss on available-for-sale investments and other, net of tax	155	208	476	362
Comprehensive income	$5,580	$2,914	$10,428	$5,322
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,851	$—	$46,688	$(544)	$59,160	$105,304	2,856	$—	$43,533	$(781)	$43,764	$86,516
Issuance of common stock	10	—	—	—	—	—	8	—	4	—	—	4
Shares withheld related to net share settlement and other	(4)	—	(578)	—	(175)	(753)	(4)	—	(563)	—	(287)	(850)
Share-based compensation	—	—	1,695	—	—	1,695	—	—	1,303	—	—	1,303
Share repurchases	(7)	—	—	—	(1,379)	(1,379)	(6)	—	—	—	(1,125)	(1,125)
Other comprehensive income	—	—	—	402	—	402	—	—	—	298	—	298
Net income	—	—	—	—	5,178	5,178	—	—	—	—	2,616	2,616
Balances at end of period	2,850	$—	$47,805	$(142)	$62,784	$110,447	2,854	$—	$44,277	$(483)	$44,968	$88,762

	Six Months Ended June 30, 2020						Six Months Ended June 30, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,852	$—	$45,851	$(489)	$55,692	$101,054	2,854	$—	$42,906	$(760)	$41,981	$84,127
Issuance of common stock	18	—	—	—	—	—	16	—	9	—	—	9
Shares withheld related to net share settlement and other	(7)	—	(1,076)	—	(368)	(1,444)	(7)	—	(951)	—	(411)	(1,362)
Share-based compensation	—	—	3,030	—	—	3,030	—	—	2,313	—	—	2,313
Share repurchases	(13)	—	—	—	(2,621)	(2,621)	(9)	—	—	—	(1,647)	(1,647)
Other comprehensive income	—	—	—	347	—	347	—	—	—	277	—	277
Net income	—	—	—	—	10,081	10,081	—	—	—	—	5,045	5,045
Balances at end of period	2,850	$—	$47,805	$(142)	$62,784	$110,447	2,854	$—	$44,277	$(483)	$44,968	$88,762
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$10,081	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,301	2,857
Share-based compensation	3,030	2,313
Deferred income taxes	690	184
Other	49	14
Changes in assets and liabilities:
Accounts receivable	1,924	64
Prepaid expenses and other current assets	(353)	(168)
Other assets	(15)	65
Accounts payable	(100)	(87)
Partners payable	(158)	20
Accrued expenses and other current liabilities	(3,016)	5,982
Deferred revenue and deposits	(1)	51
Other liabilities	(554)	1,584
Net cash provided by operating activities	14,878	17,924
Cash flows from investing activities
Purchases of property and equipment, net	(6,813)	(7,470)
Purchases of marketable securities	(14,063)	(11,755)
Sales of marketable securities	5,381	4,456
Maturities of marketable securities	7,868	4,105
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(372)	(53)
Other investing activities, net	(288)	(61)
Net cash used in investing activities	(8,287)	(10,778)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,444)	(1,119)
Repurchases of Class A common stock	(2,618)	(1,758)
Principal payments on finance leases	(209)	(267)
Net change in overdraft in cash pooling entities	(17)	(119)
Other financing activities, net	114	9
Net cash used in financing activities	(4,174)	(3,254)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(127)	(18)
Net increase in cash, cash equivalents, and restricted cash	2,290	3,874
Cash, cash equivalents, and restricted cash at beginning of the period	19,279	10,124
Cash, cash equivalents, and restricted cash at end of the period	$21,569	$13,998

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$21,045	$13,877
Restricted cash, included in prepaid expenses and other current assets	308	9
Restricted cash, included in other assets	216	112
Total cash, cash equivalents, and restricted cash	$21,569	$13,998
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow data
Cash paid for income taxes, net	$1,250	$1,696
Non-cash investing activities:
Acquisition of businesses and other investments in accrued expenses and other liabilities	$316	$—
Property and equipment in accounts payable and accrued liabilities	$1,592	$1,667
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
Reclassifications
Certain prior year amounts on the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. A reclassification was made to net the changes in operating lease right-of use assets with operating lease liabilities. This net change was not material and was included within the changes in other liabilities in cash flows from operating activities on the condensed consolidated statement of cash flow for the six months ended June 30, 2019. This change does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the periods ended June 30, 2020 and 2019.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. During the three and six months ended June 30, 2020, we faced increasing uncertainties around our estimates of revenue collectibility and accounts receivable credit losses. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements.

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
Credit Losses
On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. In addition, we modified our impairment model to the CECL model for AFS debt securities and discontinued using the concept of "other than temporary" impairment on AFS debt securities. CECL estimates on accounts receivable are recorded as general and administrative expenses on our condensed consolidated statements of income. CECL estimates on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements. We continue to monitor the financial implications of the COVID-19 pandemic on expected credit losses.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below which changed as a result of the adoption of Topic 326.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as AFS investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the three and six months ended June 30, 2020 was not material. We have not recorded any impairment charge for unrealized losses in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income (expense), net.
Accounts Receivable and Allowances
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Estimated credit loss allowance is recorded as general and administrative expenses on our condensed consolidated statements of income. As of June 30, 2020, we reported $7.48 billion of accounts receivable, net of an allowance of $365 million.

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
AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed using the CECL model to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income and were not material for the three and six months ended June 30, 2020.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 42% of our revenue for the three and six months ended June 30, 2020 and 2019 from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Vietnam, Japan, Australia and Brazil.
We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses. Bad debt expense was immaterial during the three and six months ended June 30, 2020 and 2019. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
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

Note 2. Revenue
Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advertising	$18,321	$16,624	$35,760	$31,536
Other revenue	366	262	663	427
Total revenue	$18,687	$16,886	$36,423	$31,963

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States and Canada(1)	$8,292	$7,632	$16,304	$14,409
Europe(2)	4,249	4,097	8,398	7,721
Asia-Pacific	4,611	3,628	8,582	6,965
Rest of World(2)	1,535	1,529	3,139	2,868
Total revenue	$18,687	$16,886	$36,423	$31,963
____________________________________

(1)
United States revenue was $7.83 billion and $7.14 billion for the three months ended June 30, 2020 and 2019, respectively, and $15.38 billion and $13.51 billion for the six months ended June 30, 2020 and 2019, respectively.

(2)	Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Deferred revenue and deposits consists of the following (in millions):

	June 30, 2020	December 31, 2019
Deferred revenue	$222	$234
Deposits	42	35
Total deferred revenue and deposits	$264	$269

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
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and six months ended June 30, 2020 and 2019.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,371	$807	$2,204	$412	$8,509	$1,572	$4,241	$804
Denominator
Weighted-average shares outstanding	2,406	444	2,405	450	2,407	444	2,400	455
Basic EPS	$1.82	$1.82	$0.92	$0.92	$3.54	$3.54	$1.77	$1.77
Diluted EPS:
Numerator
Net income	$4,371	$807	$2,204	$412	$8,509	$1,572	$4,241	$804
Reallocation of net income as a result of conversion of Class B to Class A common stock	807	—	412	—	1,572	—	804	—
Reallocation of net income to Class B common stock	—	(8)	—	(2)	—	(13)	—	(3)
Net income for diluted EPS	$5,178	$799	$2,616	$410	$10,081	$1,559	$5,045	$801
Denominator
Number of shares used for basic EPS computation	2,406	444	2,405	450	2,407	444	2,400	455
Conversion of Class B to Class A common stock	444	—	450	—	444	—	455	—
Weighted-average effect of dilutive RSUs and employee stock options	29	—	20	—	25	—	18	1
Number of shares used for diluted EPS computation	2,879	444	2,875	450	2,876	444	2,873	456
Diluted EPS	$1.80	$1.80	$0.91	$0.91	$3.51	$3.51	$1.76	$1.76

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$5,938	$4,735
Money market funds	14,734	12,787
U.S. government securities	178	815
U.S. government agency securities	—	444
Certificate of deposits and time deposits	195	217
Corporate debt securities	—	81
Total cash and cash equivalents	21,045	19,079
Marketable securities:
U.S. government securities	19,263	18,679
U.S. government agency securities	7,517	6,712
Corporate debt securities	10,415	10,385
Total marketable securities	37,195	35,776
Total cash and cash equivalents and marketable securities	$58,240	$54,855

The gross unrealized gains on our marketable securities were $781 million and $205 million as of June 30, 2020 and December 31, 2019, respectively. The gross unrealized losses on our marketable securities were not material as of June 30, 2020 and December 31, 2019. The allowance for credit losses was not material as of June 30, 2020.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2020
Due in one year	$12,178
Due after one year to five years	25,017
Total	$37,195

Note 5. Fair Value Measurement
The following table summarizes our cash equivalents and marketable securities measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,734	$14,734	$—	$—
U.S. government securities	178	178	—	—
Certificate of deposits and time deposits	195	—	195	—
Marketable securities:
U.S. government securities	19,263	19,263	—	—
U.S. government agency securities	7,517	7,517	—	—
Corporate debt securities	10,415	—	10,415	—
Total cash equivalents and marketable securities	$52,302	$41,692	$10,610	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,787	$12,787	$—	$—
U.S. government securities	815	815	—	—
U.S. government agency securities	444	444	—	—
Certificate of deposits and time deposits	217	—	217	—
Corporate debt securities	81	—	81	—
Marketable securities:
U.S. government securities	18,679	18,679	—	—
U.S. government agency securities	6,712	6,712	—	—
Corporate debt securities	10,385	—	10,385	—
Total cash equivalents and marketable securities	$50,120	$39,437	$10,683	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
Beginning in 2020, we had other assets and liabilities classified within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material to our condensed consolidated financial statements as of June 30, 2020.

Note 6. Property and Equipment
Property and equipment, net consists of the following (in millions):

	June 30, 2020	December 31, 2019
Land	$1,209	$1,097
Buildings	13,359	11,226
Leasehold improvements	3,423	3,112
Network equipment	19,047	17,004
Computer software, office equipment and other	2,018	1,813
Finance lease right-of-use assets	1,756	1,635
Construction in progress	11,276	10,099
Total	52,088	45,986
Less: Accumulated depreciation	(13,082)	(10,663)
Property and equipment, net	$39,006	$35,323

Depreciation expense on property and equipment was $1.58 billion and $1.34 billion for the three months ended June 30, 2020 and 2019, respectively, and $3.07 billion and $2.54 billion for the six months ended June 30, 2020 and 2019, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for any period presented.

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
The components of lease costs, lease term and discount rate are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$60	$47	$120	$89
Interest	4	3	7	5
Operating lease cost	344	274	684	520
Variable lease cost and other, net	57	21	117	70
Total lease cost	$465	$345	$928	$684

Weighted-average remaining lease term
Operating leases	12.6 years	13.1 years	12.6 years	13.1 years
Finance leases	15.0 years	15.3 years	15.0 years	15.3 years

Weighted-average discount rate
Operating leases	3.1%	3.5%	3.1%	3.5%
Finance leases	3.1%	3.2%	3.1%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020 (in millions):

	Operating Leases	Finance Leases
The remainder of 2020	$528	$38
2021	1,315	49
2022	1,254	39
2023	1,174	37
2024	1,099	37
Thereafter	7,932	389
Total undiscounted cash flows	13,302	589
Less: Imputed interest	(2,770)	(117)
Present value of lease liabilities	$10,532	$472

Lease liabilities, current	$899	$48
Lease liabilities, non-current	9,633	424
Present value of lease liabilities	$10,532	$472

The table above does not include lease payments that were not fixed at commencement or modification. As of June 30, 2020, we have additional operating and finance leases for facilities and network equipment that have not yet commenced with lease obligations of approximately $4.91 billion and $364 million, respectively. These operating and finance leases will commence between the remainder of 2020 and 2023 with lease terms of greater than one year to 25 years.
Subsequent to June 30, 2020, we entered into an approximately $1.0 billion non-cancelable lease agreement for a data center.
Supplemental cash flow information related to leases are as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$572	$388
Operating cash flows from finance leases	$7	$5
Financing cash flows from finance leases	$209	$267
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$689	$2,203
Finance leases	$33	$75

Note 8. Goodwill and Intangible Assets
During the six months ended June 30, 2020, we completed several business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the six months ended June 30, 2020 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in millions):

Balance as of December 31, 2019	$18,715
Goodwill acquired	314
Balance as of June 30, 2020	$19,029

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		June 30, 2020			December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	1.3	$2,056	$(1,694)	$362	$2,056	$(1,550)	$506
Acquired technology	3.1	1,288	(1,032)	256	1,158	(986)	172
Acquired patents	4.3	805	(652)	153	805	(625)	180
Trade names	1.7	638	(614)	24	635	(604)	31
Other	3.7	223	(159)	64	162	(157)	5
Total intangible assets		$5,010	$(4,151)	$859	$4,816	$(3,922)	$894

Amortization expense of intangible assets was $118 million and $229 million for the three and six months ended June 30, 2020, respectively, and $156 million and $312 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2020	$242
2021	386
2022	120
2023	52
2024	28
Thereafter	31
Total	$859

Note 9. Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of June 30, 2020, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

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
Other contractual commitments
We also have $8.30 billion of non-cancelable contractual commitments as of June 30, 2020, which are mostly related to our investments in network infrastructure, content acquisitions, consumer hardware, and data center operations. These commitments are primarily due within five years.

Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. The settlement is subject to court approval. The settlement amount is reflected in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of June 30, 2020.
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
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these other matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these other matters. We believe that the amount of losses or any estimable range of possible losses with respect to these other matters will not, either individually or in the aggregate, have a material adverse effect on our business and condensed consolidated financial statements.
The ultimate outcome of the legal matters described in this section, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of loss, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
For information regarding income tax contingencies, see Note 12 — Income Taxes.

Note 11. Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of our Class A common stock, which does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the six months ended June 30, 2020, we repurchased and subsequently retired 13 million shares of our Class A common stock for an aggregate amount of $2.62 billion. As of June 30, 2020, $12.28 billion remained available and authorized for repurchases.
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
The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2020:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	78,851	$165.74
Granted	48,395	$168.66
Vested	(18,256)	$158.09
Forfeited	(2,733)	$161.28
Unvested at June 30, 2020	106,257	$168.49

The fair value as of the respective vesting dates of RSUs that vested during the three and six months ended June 30, 2020 was $2.04 billion and $3.84 billion, respectively, and $1.58 billion and $2.89 billion during the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, there was $16.90 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
Our gross unrecognized tax benefits were $8.06 billion and $7.86 billion on June 30, 2020 and December 31, 2019, respectively. If the gross unrecognized tax benefits as of June 30, 2020 were realized in a subsequent period, this would result in a tax benefit of $4.17 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $774 million and $747 million as of June 30, 2020 and December 31, 2019, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for stock-based compensation cost-sharing in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in the second quarter of 2020.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2016 tax years and by the Ireland tax authorities for our 2012 through 2018 tax years. Our 2017 and subsequent tax years remain open to examination by the IRS. Our 2019 and subsequent tax years remain open to examination in Ireland.

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial began in February 2020 and a second session is expected to continue in 2021. It is not clear how the IRS intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of June 30, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 13. Geographical Information
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	June 30, 2020	December 31, 2019
United States	$38,706	$35,858
Rest of the world (1)	9,729	8,925
Total long-lived assets	$48,435	$44,783
____________________________________

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Note 14. Subsequent Event
On April 21, 2020, we entered into a definitive agreement to invest in Jio Platforms Limited, a subsidiary of Reliance Industries Limited. The transaction closed on July 7, 2020, and we paid approximately $5.8 billion at the then‑current exchange rate. We elected to use the measurement alternative for this equity investment without a readily determinable fair value, which requires the investment to be held at cost and adjusted for impairment and to fair value for observable transactions for identical or similar investments of the same issuer.

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
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2020 and 2019—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key community metrics and financial results for the second quarter of 2020 are as follows:
Community growth:

•	Facebook daily active users (DAUs) were 1.79 billion on average for June 2020, an increase of 12% year-over-year.

•	Facebook monthly active users (MAUs) were 2.70 billion as of June 30, 2020, an increase of 12% year-over-year.

•	Family daily active people (DAP) was 2.47 billion on average for June 2020, an increase of 15% year-over-year.

•	Family monthly active people (MAP) was 3.14 billion as of June 30, 2020, an increase of 14% year-over-year.
Financial results:

•	Revenue was $18.69 billion, up 11% year-over-year, and advertising revenue was $18.32 billion, up 10% year-over-year.

•	Total costs and expenses were $12.72 billion.

•	Income from operations was $5.96 billion, and operating margin was 32%.

•	Net income was $5.18 billion, with diluted earnings per share of $1.80.

•	Capital expenditures, including principal payments on finance leases, were $3.36 billion.

•	Effective tax rate was 16%.

•	Cash and cash equivalents and marketable securities were $58.24 billion as of June 30, 2020.

•	Headcount was 52,534 as of June 30, 2020, an increase of 32% year-over-year.
In the second quarter of 2020, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
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

Our business has been impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement trending towards pre-pandemic levels as various preventative measures such as shelter-in-place restrictions have been relaxed in certain regions. We expect this trend to continue as such measures are lifted in the future, although we are unable to predict the impact of the pandemic on user growth and engagement with any certainty. At the same time, we experienced a reduction in the demand for advertising, as well as a related decline in the pricing of our ads, in the second quarter of 2020. The demand for and pricing of our advertising services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty. In addition, we expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers. We also intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our data center capacity, network infrastructure, and office facilities, as well as scaling our headcount to support our growth and certain initiatives related to the COVID-19 pandemic, will continue to drive expense growth in 2020.

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
Worldwide DAUs increased 12% to 1.79 billion on average during June 2020 from 1.59 billion during June 2019. Users in India, Indonesia, and the United States represented the top three sources of growth in DAUs during June 2020, relative to the same period in 2019.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of June 30, 2020, we had 2.70 billion MAUs, an increase of 12% from June 30, 2019. Users in India, Indonesia, and the Philippines represented the top three sources of growth in the second quarter of 2020, relative to the same period in 2019.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2020 in the United States & Canada region was more than 12 times higher than in the Asia-Pacific region.

Note: Our revenue by Facebook user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our Facebook users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in our condensed consolidated financial statements where revenue is geographically apportioned based on the addresses of our customers.

During the second quarter of 2020 and 2019, worldwide ARPU was $7.05. Over this period, ARPU increased by 10% in United States & Canada and 3% in Europe, and ARPU decreased by 2% in Asia-Pacific and 16% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
2.50
2.00
1.50
1.00
0.50
0.00
2.03
2.10
2.14
2.20
2.26
2.36
2.47
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
DAP/MAP: 77%
78%
78%
78%
78%
79%
79%

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 40 million DAP to our reported worldwide DAP in June 2020.
Worldwide DAP increased 15% to 2.47 billion on average during June 2020 from 2.14 billion during June 2019.

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

Monthly Active People
Worldwide
(in billions)
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
2.64
2.69
2.76
2.82
2.89
2.99
3.14
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 50 million MAP to our reported worldwide MAP in June 2020.
As of June 30, 2020, we had 3.14 billion MAP, an increase of 14% from 2.76 billion as of June 30, 2019.

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

Revenue
Worldwide
(in $ millions)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$16,640
$274
$14,912
$165
$16,624
$262
$17,383
$269
$20,736
$346
$17,440
$297
$18,321
$366
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
ARPP:
$6.52
$5.66
$6.20
$6.33
$7.38
$6.03
$6.10

During the second quarter of 2020, worldwide ARPP was $6.10, a decrease of 2% from the second quarter of 2019.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content acquisition costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices.
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

Results of Operations
The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenue	$18,687	$16,886	$36,423	$31,963
Costs and expenses:
Cost of revenue	3,829	3,307	7,288	6,123
Research and development	4,462	3,315	8,477	6,175
Marketing and sales	2,840	2,414	5,627	4,434
General and administrative	1,593	3,224	3,175	7,288
Total costs and expenses	12,724	12,260	24,567	24,020
Income from operations	5,963	4,626	11,856	7,943
Interest and other income, net	168	206	136	371
Income before provision for income taxes	6,131	4,832	11,992	8,314
Provision for income taxes	953	2,216	1,911	3,269
Net income	$5,178	$2,616	$10,081	$5,045
The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	20	20	19
Research and development	24	20	23	19
Marketing and sales	15	14	15	14
General and administrative	9	19	9	23
Total costs and expenses	68	73	67	75
Income from operations	32	27	33	25
Interest and other income, net	1	1	—	1
Income before provision for income taxes	33	29	33	26
Provision for income taxes	5	13	5	10
Net income	28%	15%	28%	16%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Cost of revenue	$117	$109	$211	$196
Research and development	1,261	927	2,260	1,650
Marketing and sales	187	160	336	273
General and administrative	130	107	223	194
Total share-based compensation expense	$1,695	$1,303	$3,030	$2,313
Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	1%	1%	1%	1%
Research and development	7	5	6	5
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	9%	8%	8%	7%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.
Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Advertising	$18,321	$16,624	10%	$35,760	$31,536	13%
Other revenue	366	262	40%	663	427	55%
Total revenue	$18,687	$16,886	11%	$36,423	$31,963	14%
Revenue in the three and six months ended June 30, 2020 increased $1.80 billion, or 11%, and $4.46 billion, or 14%, respectively, compared to the same periods in 2019. The increases in both periods were mostly due to an increase in advertising revenue as a result of an increase in the number of ads delivered, partially offset by a decrease in the average price per ad.
During the three and six months ended June 30, 2020, the number of ads delivered increased by 40% in both periods, as compared with approximately 33% in the same periods in 2019. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users and their engagement, particularly with Facebook mobile News Feed. During the three and six months ended June 30, 2020, the average price per ad decreased by 21% and 19%, respectively, as compared with a decrease of approximately 4% in both of the same periods in 2019. The decrease in average price per ad was primarily driven by a decrease in advertising demand globally due to the COVID-19 pandemic beginning in the first quarter of 2020. To a lesser extent, the decrease in average price per ad was also caused by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates.
In addition, advertisers based in the Asia-Pacific region benefited from an earlier recovery from COVID-19 in that region, which contributed to a stronger growth rate in our advertising revenue by advertiser location in Asia-Pacific compared to other regions during the second quarter of 2020, as compared to the same period in 2019. In the near-term, we anticipate that future advertising revenue growth will be determined primarily by the extent to which the COVID-19 pandemic and related economic slowdown result in a decrease in advertising demand, as well as the extent to which changes to the regulatory environment and third-party mobile operating systems and browsers result in limitations on our ad targeting and measurement tools.
Foreign Exchange Impact on Revenue
The general strengthening of the U.S. dollar relative to certain foreign currencies in the three and six months ended June 30, 2020 compared to the same periods in 2019 had an unfavorable impact on revenue. If we had translated revenue for the three months ended June 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $18.98 billion and $18.62 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $297 million and $295 million higher than actual total revenue and advertising revenue, respectively, for the three months ended June 30, 2020. If we had translated revenue for the six months ended June 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, total revenue and advertising revenue would have been $37.0 billion and $36.33 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $573 million and $571 million higher than actual total revenue and advertising revenue, respectively, for the six months ended June 30, 2020.
Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Cost of revenue	$3,829	$3,307	16%	$7,288	$6,123	19%
Percentage of revenue	20%	20%		20%	19%
Cost of revenue in the three and six months ended June 30, 2020 increased $522 million, or 16%, and $1.16 billion, or 19%, respectively, compared to the same periods in 2019. The increases in both periods were mostly due to increases in operational expenses related to our data centers and technical infrastructure, higher costs associated with partnership agreements, including traffic acquisition and content acquisition costs, and higher cost of consumer hardware devices.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Research and development	$4,462	$3,315	35%	$8,477	$6,175	37%
Percentage of revenue	24%	20%		23%	19%
Research and development expenses in the three and six months ended June 30, 2020 increased $1.15 billion, or 35%, and $2.30 billion, or 37%, respectively, compared to the same periods in 2019. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 41% growth in employee headcount from June 30, 2019 to June 30, 2020 in our engineering and other technical functions, including in particular functions supporting consumer hardware product development.
Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Marketing and sales	$2,840	$2,414	18%	$5,627	$4,434	27%
Percentage of revenue	15%	14%		15%	14%
Marketing and sales expenses in the three and six months ended June 30, 2020 increased $426 million, or 18%, and $1.19 billion, or 27%, respectively, compared to the same periods in 2019. The increases were primarily driven by increases in marketing expenses and payroll and benefits expenses, which were partially offset by decreases in travel-related expenses due to the COVID-19 pandemic. Our payroll and benefits expenses increased as a result of a 22% increase in employee headcount from June 30, 2019 to June 30, 2020 in our marketing and sales functions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Legal accrual related to FTC settlement	$—	$2,000	NM	$—	$5,000	NM
Other general and administrative	1,593	1,224	30%	3,175	2,288	39%
General and administrative	$1,593	$3,224	(51)%	$3,175	$7,288	(56)%
Percentage of revenue	9%	19%		9%	23%
General and administrative expenses in the three and six months ended June 30, 2020 decreased $1.63 billion, or 51%, and $4.11 billion, or 56%, respectively, compared to the same periods in 2019. The decreases were mostly due to the legal accruals related to the FTC settlement, of which $2.0 billion was recorded in the second quarter of 2019 and a total of $5.0 billion was recorded during the first six months of 2019. Excluding the FTC settlement accruals, the increases in general and administrative expenses in the three and six months ended June 30, 2020 were mostly due to increases in other legal-related costs, payroll and benefits expenses as a result of a 31% increase in employee headcount from June 30, 2019 to June 30, 2020 in our general and administrative functions, and higher professional services costs.
Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Interest income, net	$162	$219	(26)%	$390	$417	(6)%
Other income (expense), net	6	(13)	(146)%	(254)	(46)	NM
Interest and other income, net	$168	$206	(18)%	$136	$371	(63)%
Interest and other income, net in the three months ended June 30, 2020 decreased $38 million, or 18% compared to the same period in 2019. The decrease was mostly due to a decrease in interest income related to lower interest rates, which was partially offset by an increase in other income from foreign exchange gains, compared to foreign exchange losses in the same period in 2019.
Interest and other income, net in the first six months of 2020 decreased $235 million, or 63% compared to the same period in 2019. The decrease was due to an increase in other expense from higher foreign exchange losses as a result of foreign currency transactions and re‑measurement, and to a lesser extent, a decrease in interest income due to lower interest rates, compared to the same period in 2019.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Provision for income taxes	$953	$2,216	(57)%	$1,911	$3,269	(42)%
Effective tax rate	16%	46%		16%	39%
Our provision for income taxes in the three and six months ended June 30, 2020 decreased $1.26 billion, or 57%, and $1.36 billion, or 42%, respectively, compared to the same periods in 2019. The decreases in both periods were primarily due to the additional tax expense in the second quarter of 2019 from the Altera Ninth Circuit Opinion discussed below.
Our effective tax rates in the three and six months ended June 30, 2020 decreased compared to the same periods in 2019, mostly due to the 2019 Altera Ninth Circuit Opinion and the 2019 legal accrual related to the FTC settlement that is not expected to be tax-deductible.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for stock-based compensation cost-sharing in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in the second quarter of 2020.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 23, 2020 price, we expect our effective tax rate for the full-year 2020 will be in the mid-teens, although we may see fluctuations in our quarterly rate depending on our financial results.
Unrecognized Tax Benefits. As of June 30, 2020, we had net unrecognized tax benefits of $3.45 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS filed its Pretrial Memorandum in the case stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first sessions of the trial began in February 2020, and additional sessions are expected to continue in 2021. The IRS did not provide any information about how it intends to apply the revised adjustment to future years. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of June 30, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $58.24 billion as of June 30, 2020, an increase of $3.39 billion from December 31, 2019. The increase was mostly due to $14.88 billion of cash generated from operations, offset by $7.02 billion for capital expenditures, including principal payments on finance leases, $2.62 billion for repurchases of our Class A common stock, $1.44 billion of taxes paid related to net share settlement of employee restricted stock units (RSU) awards, and $660 million for acquisitions and other investments.
Cash paid for income taxes was $1.25 billion in the six months ended June 30, 2020. As of June 30, 2020, our federal net operating loss carryforward was $9.62 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2020. As of June 30, 2020, we had $389 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2020.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of June 30, 2020, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program of our Class A common stock, which does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the six months ended June 30, 2020, we repurchased and subsequently retired 13 million shares of our Class A common stock for an aggregate amount of $2.62 billion. As of June 30, 2020, $12.28 billion remained available and authorized for repurchases.
As of June 30, 2020, $13.57 billion of the $58.24 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
In July 2019, we entered into a settlement and modified consent order to resolve the inquiry of the FTC into our platform and user data practices, which was approved by the federal court and took effect in April 2020. We paid the penalty of $5.0 billion in April 2020 upon the effectiveness of the modified consent order.
On April 21, 2020, we entered into a definitive agreement to invest in Jio Platforms Limited, a subsidiary of Reliance Industries Limited. The transaction closed on July 7, 2020, and we paid approximately $5.8 billion at the then-current exchange rate.
We currently anticipate that our available funds, credit facility, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the six months ended June 30, 2020 consisted primarily of net income adjusted for certain non-cash items, such as $3.30 billion of depreciation and amortization and $3.03 billion of share-based compensation expense, cash collected from accounts receivable, and a cash payment of $5.0 billion for the FTC legal settlement. The decrease in cash flow from operating activities during the six months ended June 30, 2020, compared to the same period in 2019, was mostly due to the payment of $5.0 billion for the FTC legal settlement, partially offset by an increase in cash collected from accounts receivable.
Cash Used in Investing Activities
Cash used in investing activities during the six months ended June 30, 2020 consisted mostly of $6.81 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, and $814 million of net purchases, sales and maturities of marketable securities. The decrease in cash used in investing activities during the six months ended June 30, 2020, compared to the same period in 2019, was mostly due to a decrease in net purchases, sales and maturities of marketable securities.

We expect full-year 2020 capital expenditures to be approximately $16 billion.
Cash Used in Financing Activities
Cash used in financing activities during the six months ended June 30, 2020 consisted mostly of $2.62 billion for repurchases of our Class A common stock and $1.44 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the six months ended June 30, 2020, compared to the same period in 2019, was mostly due to an increase in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are mostly related to our investments in network infrastructure, content acquisitions, consumer hardware, and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2020 (in millions):

		Payment Due by Period
	Total	The remainder of 2020	2021-2022	2023-2024	Thereafter
Operating lease obligations, including imputed interest(1)	$18,203	$544	$2,639	$2,659	$12,361
Finance lease obligations, including imputed interest(1)	953	149	201	91	512
Transition tax payable	1,566	—	—	870	696
Other contractual commitments	8,297	4,301	1,757	344	1,895
Total contractual obligations	$29,019	$4,994	$4,597	$3,964	$15,464
____________________________________

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.
As part of the normal course of the business, we may enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain network components that do not specify a fixed or minimum price commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.56 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
In addition, our other liabilities also include $3.45 billion related to net uncertain tax positions as of June 30, 2020. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we disclosed the assumptions and estimates associated with income taxes, loss contingencies, and valuation of long-lived assets including goodwill, intangible assets and their associated estimated useful lives have the greatest potential impact on our consolidated financial statements. In addition, during the six months ended June 30, 2020, in response to the economic slowdown caused by the COVID-19 pandemic, we now believe that the assumptions and estimates associated with collectibility assessment of revenue and credit losses of accounts receivable may also have a material impact to our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.
Collectibility assessment of revenue
Under Topic 606, we recognize revenue using a five-step model. In step one, for a revenue contract to exist, it must be probable that substantially all of the consideration to which we are entitled to will be collected. In performing such collectibility assessment, we consider various facts and circumstances including future expectations about our customer’s ability and intention to pay. Collectibility assessment uses a probable threshold which requires estimation based on several objective and subjective factors, such as probability of default, customer’s intention to pay, payment history, financial strength, geography, and industry sub-vertical risks. The collectibility assessment has become increasingly uncertain during the current economic environment caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessment.
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
For accounts receivable measured at amortized cost, we use aging analysis, probability of default methods and incorporate macroeconomic variables that are most relevant to evaluating and estimating the expected credit losses. These macroeconomic variables may vary by geography, customer-type, or industry sub-vertical. The contractual life of our trade accounts receivable is generally short-term; however, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessment.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses recognized in the three and six months ended June 30, 2020 and 2019 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $580 million and $525 million in the market value of our available-for-sale debt securities as of June 30, 2020 and December 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, an amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. The settlement is subject to court approval.
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

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. In the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty. While our advertising revenue growth slowed in the second quarter of 2020, our total expenses grew 24% year-over-year (after excluding the $2.0 billion legal accrual in the second quarter of 2019 related to our FTC settlement), which is greater than twice the rate of our advertising revenue growth. If this trend persists for a significant period of time, our operating margin and profitability will be adversely affected and the trading price of our Class A common stock could decline. In addition to the impact on our advertising business and operating margin, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

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

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us. The persistence of COVID-19, and the preventative measures implemented to help limit the spread of the illness, have impacted, and will continue to impact, our ability to operate our business and may materially and adversely impact our business, financial condition, and results of operations.
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, in the fourth quarter of 2017, we experienced a slight decline on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement trending towards pre-pandemic levels as various preventative measures such as shelter-in-place restrictions have been relaxed in certain regions. We expect this trend to continue as such measures are lifted in the future, although we are unable to predict the impact of the pandemic on user growth and engagement with any certainty. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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

•
changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;

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

•
changes in our marketing and sales or other operations that we are required to or elect to make as a result of risks related to complying with foreign laws or regulatory requirements or other government actions;

•
decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•
reductions of advertising by marketers due to objectionable content published on our products by third parties, questions about our user data practices, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations (for example, a number of marketers have announced that they have paused advertising with us as of July 1, 2020 due to concerns about content published on our products);

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we implemented in connection with the GDPR, California Consumer Privacy Act (CCPA), or other similar changes that we implemented in the United States and around the world, or other product changes or controls we have implemented or may implement in the future, whether in connection with other regulations, regulatory actions or otherwise, that impact our ability to target ads;

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory changes, such as the GDPR and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt out of certain types of ad targeting in Europe following adoption of the GDPR, and we have introduced product changes to limit data signal use for certain users in California following adoption of the CCPA. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising on their platforms. For example, in June 2020, Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce our and other iOS developers' ability to target and measure advertising, which may in turn reduce the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue, and as these developments take further effect in the future, our targeting and measurement capabilities may be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and recently announced changes to iOS 14 that will limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple recently announced changes to iOS 14 that will limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
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
Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, Hong Kong recently adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which will reduce our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we plan to continue to promote the Stories format, but we do not currently monetize Stories at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, advertising, and other issues, including actions or decisions in connection with elections or the COVID-19 pandemic, which may adversely affect our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic, the 2020 U.S. presidential election, or other elections around the world. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech, hate speech, and other content, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications that previously accessed information of a large number of users of our services. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the re-allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in May 2020, we became the subject of significant media coverage involving concerns around our handling of political speech, hate speech, and other content, and we have continued to receive negative publicity. In addition, we may be subject to negative publicity if we are not successful in our efforts to prevent misinformation or other illicit or objectionable use of our products or services in connection with the COVID-19 pandemic, the 2020 U.S. presidential election or other elections around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results.
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

•
changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the six months ended June 30, 2020, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $167 million and our effective tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection

Commissioner. Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is contingent on satisfying certain new conditions that will be the subject of future regulatory guidance. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results. For example, we are considering alternative data transfer mechanisms for certain products and services as a result of the CJEU invalidation of the Privacy Shield, and any new data transfer framework adopted by the European Union and United States in the future may significantly impact our data practices.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to Irish Data Protection

Commission (IDPC) and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
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

We are engaged in ongoing privacy compliance and oversight efforts, including as a result of our modified consent order with the FTC, as well as our efforts to comply with the GDPR and other regulatory and legislative requirements around the world, including the CCPA. In particular, we have agreed with the FTC to implement a comprehensive expansion of our privacy program, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, and a process to regularly certify our compliance with the privacy program to the FTC, which will be challenging and costly to implement. We expect that these enhancements will result in both improved privacy compliance and oversight and the discovery of additional privacy issues, at least in the near-term, and we expect to continue to notify the FTC of such issues from time to time in accordance with our reporting obligations under the consent order. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. In the near-term, we are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts will require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner will be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

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
In addition to intellectual property claims, we are also involved in numerous other lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on claims related to advertising, antitrust, privacy, content, employment, or product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, as well as the disclosure of our earnings results for the second quarter of 2018. We also recently agreed to settle certain lawsuits in connection with the "tag suggestions" facial recognition feature on Facebook and a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.
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
We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states must implement by June 2021. In addition, the European Union revised the European Audiovisual Media Service Directive, which must be implemented by member states by September 2020, to apply to online video-sharing platforms. In the United States, there have been various Congressional and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In addition, Australia recently announced proposed legislation that would, among other matters, require us to pay publishers for certain news content that is shared on Facebook and Instagram. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Any of the foregoing events could adversely affect our business and financial results.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations, and we have had to suspend certain of these projects as a result of the COVID-19 pandemic. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and it is possible that action by a foreign government, or our response to such government action, could result in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.
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

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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

In addition, from time to time we provide, or rely on, certain other metrics and estimates, including those relating to the reach and effectiveness of our ads. Many of our metrics involve the use of estimations and judgments, and our metrics and estimates are subject to software bugs, inconsistencies in our systems, and human error. Where marketers, developers, or investors do not perceive our metrics or estimates to be accurate, or where we discover material inaccuracies in our metrics or estimates, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to Facebook or our other products, which could negatively affect our business and financial results.

We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 52,534 as of June 30, 2020 from 39,651 as of June 30, 2019, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must adapt to a remote work environment and continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
In addition, we may be subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We have also launched certain payments functionality on WhatsApp and have announced plans to develop digital payments products and services, which may subject us to many of the foregoing risks and additional licensing requirements.
Our participation in the Libra Association will subject us to significant regulatory scrutiny and other risks that could adversely affect our business, reputation, or financial results.
In June 2019, we announced our participation in the Libra Association, which will oversee a proposed digital payments system powered by blockchain technology, and our plans for Novi, a digital wallet for Libra which we expect to launch as a standalone application and subsequently in Messenger and WhatsApp.
Libra is based on relatively new and unproven technology, and the laws and regulations surrounding blockchain-based payments are uncertain and evolving. Libra has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. As a sponsor of the initiative and a proposed digital wallet service provider, we are participating in responses to inquiries from governments and regulators, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.
As this initiative evolves, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, anti-money laundering, counter-terrorism financing, economic sanctions, data protection, tax, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. These laws and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Libra digital payments system as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.
In addition, market acceptance of such a digital payments system is subject to significant uncertainty. As such, there can be no assurance that Libra or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with blockchain-based payments technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Libra Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.

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
The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Although we believe that our provision for income taxes and estimates of our non-

income tax liabilities are reasonable, the ultimate settlement may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Although our board of directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $245.19 through June 30, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2020	2,205	$176.65	2,205	$13,269
May 1 - 31, 2020	2,100	$216.74	2,100	$12,814
June 1 - 30, 2020	2,310	$231.65	2,310	$12,279
	6,615		6,615
____________________________________

(1)
Our board of directors has authorized a share repurchase program of our Class A common stock, which does not have an expiration date. As of December 31, 2019, $4.90 billion remained available for repurchases under this program. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Executive Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.2	Director Compensation Policy.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of July 2020.

FACEBOOK, INC.

Date: July 31, 2020	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2020	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)