Form 10-Q
period 2020-09-30
Facebook Inc
filed 2020-10-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,403,968,963	shares outstanding as of October 23, 2020
Class B Common Stock	$0.000006 par value	444,323,708	shares outstanding as of October 23, 2020

FACEBOOK, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward‑looking statements.
Unless expressly indicated or the context requires otherwise, the terms "Facebook," "company," "we," "us," and "our" in this document refer to Facebook, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. The term "Facebook" may also refer to our products, regardless of the manner in which they are accessed. The term "Family" refers to our Facebook, Instagram, Messenger, and WhatsApp products. For references to accessing Facebook or our other products on the "web" or via a "website," such terms refer to accessing such products on personal computers. For references to accessing Facebook or our other products on "mobile," such term refers to accessing such products via a mobile application or via a mobile-optimized version of our websites such as m.facebook.com, whether on a mobile phone or tablet.

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

Family Metrics

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

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
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,617	$19,079
Marketable securities	44,003	35,776
Accounts receivable, net of allowances of $311 and $206 as of September 30, 2020 and December 31, 2019, respectively	8,024	9,518
Prepaid expenses and other current assets	2,155	1,852
Total current assets	65,799	66,225
Equity investments	6,164	86
Property and equipment, net	42,291	35,323
Operating lease right-of-use assets, net	9,439	9,460
Intangible assets, net	744	894
Goodwill	19,031	18,715
Other assets	2,969	2,673
Total assets	$146,437	$133,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,106	$1,363
Partners payable	800	886
Operating lease liabilities, current	975	800
Accrued expenses and other current liabilities	8,684	11,735
Deferred revenue and deposits	379	269
Total current liabilities	11,944	15,053
Operating lease liabilities, non-current	9,641	9,524
Other liabilities	7,121	7,745
Total liabilities	28,706	32,322
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,406 million and 2,407 million shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively; 4,141 million Class B shares authorized, 444 million and 445 million shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	48,910	45,851
Accumulated other comprehensive income (loss)	308	(489)
Retained earnings	68,513	55,692
Total stockholders' equity	117,731	101,054
Total liabilities and stockholders' equity	$146,437	$133,376
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$21,470	$17,652	$57,893	$49,615
Costs and expenses:
Cost of revenue	4,194	3,155	11,482	9,279
Research and development	4,763	3,548	13,240	9,722
Marketing and sales	2,683	2,416	8,310	6,850
General and administrative	1,790	1,348	4,965	8,636
Total costs and expenses	13,430	10,467	37,997	34,487
Income from operations	8,040	7,185	19,896	15,128
Interest and other income, net	93	144	229	515
Income before provision for income taxes	8,133	7,329	20,125	15,643
Provision for income taxes	287	1,238	2,198	4,507
Net income	$7,846	$6,091	$17,927	$11,136
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.75	$2.13	$6.29	$3.90
Diluted	$2.71	$2.12	$6.22	$3.87
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,850	2,854	2,850	2,855
Diluted	2,891	2,874	2,883	2,875
Share-based compensation expense included in costs and expenses:
Cost of revenue	$116	$91	$327	$287
Research and development	1,297	907	3,557	2,557
Marketing and sales	180	148	516	421
General and administrative	129	103	352	297
Total share-based compensation expense	$1,722	$1,249	$4,752	$3,562
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$7,846	$6,091	$17,927	$11,136
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	502	(418)	373	(503)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(52)	52	424	414
Comprehensive income	$8,296	$5,725	$18,724	$11,047
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,850	$—	$47,805	$(142)	$62,784	$110,447	2,854	$—	$44,277	$(483)	$44,968	$88,762
Issuance of common stock	10	—	—	—	—	—	9	—	5	—	—	5
Shares withheld related to net share settlement	(3)	—	(617)	—	(383)	(1,000)	(3)	—	(472)	—	(119)	(591)
Share-based compensation	—	—	1,722	—	—	1,722	—	—	1,249	—	—	1,249
Share repurchases	(7)	—	—	—	(1,734)	(1,734)	(6)	—	—	—	(1,151)	(1,151)
Other comprehensive income (loss)	—	—	—	450	—	450	—	—	—	(366)	—	(366)
Net income	—	—	—	—	7,846	7,846	—	—	—	—	6,091	6,091
Balances at end of period	2,850	$—	$48,910	$308	$68,513	$117,731	2,854	$—	$45,059	$(849)	$49,789	$93,999

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,852	$—	$45,851	$(489)	$55,692	$101,054	2,854	$—	$42,906	$(760)	$41,981	$84,127
Issuance of common stock	28	—	—	—	—	—	25	—	14	—	—	14
Shares withheld related to net share settlement and other	(10)	—	(1,693)	—	(751)	(2,444)	(10)	—	(1,423)	—	(531)	(1,954)
Share-based compensation	—	—	4,752	—	—	4,752	—	—	3,562	—	—	3,562
Share repurchases	(20)	—	—	—	(4,355)	(4,355)	(15)	—	—	—	(2,797)	(2,797)
Other comprehensive income (loss)	—	—	—	797	—	797	—	—	—	(89)	—	(89)
Net income	—	—	—	—	17,927	17,927	—	—	—	—	11,136	11,136
Balances at end of period	2,850	$—	$48,910	$308	$68,513	$117,731	2,854	$—	$45,059	$(849)	$49,789	$93,999
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$17,927	$11,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,999	4,273
Share-based compensation	4,752	3,562
Deferred income taxes	(816)	358
Other	56	44
Changes in assets and liabilities:
Accounts receivable	1,547	(264)
Prepaid expenses and other current assets	(89)	(527)
Other assets	(8)	66
Accounts payable	39	2
Partners payable	(100)	59
Accrued expenses and other current liabilities	(3,273)	6,439
Deferred revenue and deposits	111	82
Other liabilities	(438)	2,001
Net cash provided by operating activities	24,707	27,231
Cash flows from investing activities
Purchases of property and equipment, net	(10,502)	(11,002)
Purchases of marketable securities	(28,193)	(19,152)
Sales of marketable securities	9,779	7,402
Maturities of marketable securities	10,725	7,048
Purchases of equity investments	(6,302)	(61)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(384)	(63)
Other investing activities, net	(9)	—
Net cash used in investing activities	(24,886)	(15,828)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,444)	(1,710)
Repurchases of Class A common stock	(4,343)	(2,906)
Principal payments on finance leases	(398)	(411)
Net change in overdraft in cash pooling entities	(24)	(260)
Other financing activities, net	124	14
Net cash used in financing activities	(7,085)	(5,273)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36)	(174)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,300)	5,956
Cash, cash equivalents, and restricted cash at beginning of the period	19,279	10,124
Cash, cash equivalents, and restricted cash at end of the period	$11,979	$16,080

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$11,617	$15,979
Restricted cash, included in prepaid expenses and other current assets	222	7
Restricted cash, included in other assets	140	94
Total cash, cash equivalents, and restricted cash	$11,979	$16,080
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow data
Cash paid for income taxes, net	$3,122	$2,528
Non-cash investing activities:
Acquisition of businesses and other investments in accrued expenses and other liabilities	$118	$—
Property and equipment in accounts payable and accrued expenses and other liabilities	$2,137	$1,850
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
Reclassifications
Certain prior year amounts on the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. A reclassification was made to net the changes in operating lease right-of use assets with operating lease liabilities. This net change was not material and was included within the changes in other liabilities in cash flows from operating activities on the condensed consolidated statement of cash flow for the nine months ended September 30, 2019. This change does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows. This reclassification had no effect on our other condensed consolidated financial statements for the periods ended September 30, 2020 and 2019.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. During the three and nine months ended September 30, 2020, we faced uncertainties around our estimates of revenue collectibility and accounts receivable credit losses. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the policies noted below.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as AFS investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the three and nine months ended September 30, 2020 was not material. We have not recorded any impairment charge for unrealized losses in the periods presented. We determine realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income (expense), net.
Equity Investments
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. The change in carrying value, if any, is recognized in interest and other income (expense), net on our condensed consolidated statements of income. We periodically review our equity investments for impairment. If indicators exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. Equity investments accounted for under the equity method were immaterial as of September 30, 2020 and December 31, 2019. As of September 30, 2020, our equity investments had a carrying value of $6.16 billion. There was no material impairment in the three and nine months ended September 30, 2020.

Accounts Receivable and Allowances
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of income. As of September 30, 2020, we reported $8.02 billion of accounts receivable, net of an allowance of $311 million.
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
AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed using the CECL model to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit losses on AFS debt securities are recognized in interest and other income (expense), net on our condensed consolidated statements of income and were not material for the three and nine months ended September 30, 2020.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 41% and 43% of our revenue for the three months ended September 30, 2020 and 2019, respectively, and 42% of our revenue for each of the nine months ended September 30, 2020 and 2019 from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Vietnam, Japan, Australia and Brazil.
We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses. Bad debt expense was immaterial during the three and nine months ended September 30, 2020 and 2019. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.
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
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advertising	$21,221	$17,383	$56,981	$48,919
Other revenue	249	269	912	696
Total revenue	$21,470	$17,652	$57,893	$49,615

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States and Canada(1)	$9,229	$8,026	$25,534	$22,435
Europe(2)	5,055	4,053	13,453	11,774
Asia-Pacific	5,311	3,958	13,893	10,923
Rest of World(2)	1,875	1,615	5,013	4,483
Total revenue	$21,470	$17,652	$57,893	$49,615
____________________________________

(1)
United States revenue was $8.71 billion and $7.54 billion for the three months ended September 30, 2020 and 2019, respectively, and $24.10 billion and $21.05 billion for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue and deposits consists of the following (in millions):

	September 30, 2020	December 31, 2019
Deferred revenue	$332	$234
Deposits	47	35
Total deferred revenue and deposits	$379	$269

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
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and nine months ended September 30, 2020 and 2019.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$6,623	$1,223	$5,138	$953	$15,133	$2,794	$9,372	$1,764
Denominator
Weighted-average shares outstanding	2,406	444	2,407	447	2,406	444	2,403	452
Basic EPS	$2.75	$2.75	$2.13	$2.13	$6.29	$6.29	$3.90	$3.90
Diluted EPS:
Numerator
Net income	$6,623	$1,223	$5,138	$953	$15,133	$2,794	$9,372	$1,764
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,223	—	953	—	2,794	—	1,764	—
Reallocation of net income to Class B common stock	—	(18)	—	(6)	—	(32)	—	(9)
Net income for diluted EPS	$7,846	$1,205	$6,091	$947	$17,927	$2,762	$11,136	$1,755
Denominator
Number of shares used for basic EPS computation	2,406	444	2,407	447	2,406	444	2,403	452
Conversion of Class B to Class A common stock	444	—	447	—	444	—	452	—
Weighted-average effect of dilutive RSUs and employee stock options	41	—	20	—	33	—	20	1
Number of shares used for diluted EPS computation	2,891	444	2,874	447	2,883	444	2,875	453
Diluted EPS	$2.71	$2.71	$2.12	$2.12	$6.22	$6.22	$3.87	$3.87

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$5,501	$4,735
Money market funds	4,590	12,787
U.S. government securities	1,272	815
U.S. government agency securities	—	444
Certificate of deposits and time deposits	254	217
Corporate debt securities	—	81
Total cash and cash equivalents	11,617	19,079
Marketable securities:
U.S. government securities	21,047	18,679
U.S. government agency securities	11,063	6,712
Corporate debt securities	11,893	10,385
Total marketable securities	44,003	35,776
Total cash and cash equivalents and marketable securities	$55,620	$54,855

The gross unrealized gains on our marketable securities were $719 million and $205 million as of September 30, 2020 and December 31, 2019, respectively. The gross unrealized losses on our marketable securities were not material as of September 30, 2020 and December 31, 2019. The allowance for credit losses was not material as of September 30, 2020.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2020
Due in one year	$13,591
Due after one year to five years	30,412
Total	$44,003

Note 5. Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. On July 7, 2020, we completed our equity investment in Jio Platforms Limited (Jio), a subsidiary of Reliance Industries Limited, for $5.82 billion. As of September 30, 2020, our equity investments in Jio and other companies had a carrying value of $6.16 billion. There was no material impairment in the three and nine months ended September 30, 2020.

The changes in the carrying value of equity investments for the nine months ended September 30, 2020 are as follows (in millions):

Balance as of December 31, 2019	$86
Jio	5,824
Other investments	263
Adjustments	(9)
Balance as of September 30, 2020	$6,164

Note 6. Fair Value Measurement

The following table summarizes our cash equivalents and marketable securities measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,590	$4,590	$—	$—
U.S. government securities	1,272	1,272	—	—
Certificate of deposits and time deposits	254	—	254	—
Marketable securities:
U.S. government securities	21,047	21,047	—	—
U.S. government agency securities	11,063	11,063	—	—
Corporate debt securities	11,893	—	11,893	—
Total cash equivalents and marketable securities	$50,119	$37,972	$12,147	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,787	$12,787	$—	$—
U.S. government securities	815	815	—	—
U.S. government agency securities	444	444	—	—
Certificate of deposits and time deposits	217	—	217	—
Corporate debt securities	81	—	81	—
Marketable securities:
U.S. government securities	18,679	18,679	—	—
U.S. government agency securities	6,712	6,712	—	—
Corporate debt securities	10,385	—	10,385	—
Total cash equivalents and marketable securities	$50,120	$39,437	$10,683	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Beginning in 2020, we had other assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material to our condensed consolidated financial statements as of September 30, 2020.

On July 7, 2020, we completed our equity investment in Jio and noted observable transactions in similar securities subsequent to the date of our investment. Based on our assessment, we concluded no change in fair value from the initial carrying value of $5.82 billion was required as a result of these observable transactions. Had there been a change in the fair value, our investment in Jio would be classified within Level 3. For information regarding our investment in Jio, see Note 5 — Equity Investments.

Note 7. Property and Equipment
Property and equipment, net consists of the following (in millions):

	September 30, 2020	December 31, 2019
Land	$1,319	$1,097
Buildings	16,053	11,226
Leasehold improvements	3,799	3,112
Network equipment	20,527	17,004
Computer software, office equipment and other	2,246	1,813
Finance lease right-of-use assets	2,035	1,635
Construction in progress	10,449	10,099
Total	56,428	45,986
Less: Accumulated depreciation	(14,137)	(10,663)
Property and equipment, net	$42,291	$35,323

Depreciation expense on property and equipment was $1.58 billion and $1.27 billion for the three months ended September 30, 2020 and 2019, respectively, and $4.65 billion and $3.82 billion for the nine months ended September 30, 2020 and 2019, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings. No interest was capitalized for any period presented.

Note 8. Leases
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
The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$65	$51	$185	$140
Interest	4	4	11	9
Operating lease cost	352	298	1,036	818
Variable lease cost and other, net	57	41	174	111
Total lease cost	$478	$394	$1,406	$1,078

Supplemental balance sheet information related to leases is as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.4 years	13.0 years
Finance leases	15.1 years	15.3 years
Weighted-average discount rate
Operating leases	3.1%	3.2%
Finance leases	2.9%	3.1%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020 (in millions):

	Operating Leases	Finance Leases
The remainder of 2020	$235	$38
2021	1,365	53
2022	1,348	46
2023	1,213	40
2024	1,130	40
Thereafter	8,055	432
Total undiscounted cash flows	13,346	649
Less: Imputed interest	(2,730)	(121)
Present value of lease liabilities	$10,616	$528

Lease liabilities, current	$975	$62
Lease liabilities, non-current	9,641	466
Present value of lease liabilities	$10,616	$528

The table above does not include lease payments that were not fixed at commencement or modification. As of September 30, 2020, we have additional operating and finance leases mostly for offices, data centers and network equipment that have not yet commenced with lease obligations of approximately $7.31 billion and $398 million, respectively. These operating and finance leases will commence between the remainder of 2020 and 2023 with lease terms of greater than one year to 30 years.
Supplemental cash flow information related to leases are as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$878	$633
Operating cash flows from finance leases	$11	$8
Financing cash flows from finance leases	$398	$411
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$954	$3,756
Finance leases	$101	$128

Note 9. Goodwill and Intangible Assets
During the nine months ended September 30, 2020, we completed several business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2020 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in millions):

Balance as of December 31, 2019	$18,715
Goodwill acquired	314
Effect of currency translation adjustment	2
Balance as of September 30, 2020	$19,031
The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		September 30, 2020			December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	1.0	$2,056	$(1,767)	$289	$2,056	$(1,550)	$506
Acquired technology	3.0	1,293	(1,060)	233	1,158	(986)	172
Acquired patents	4.2	805	(665)	140	805	(625)	180
Trade names	1.9	641	(618)	23	635	(604)	31
Other	3.4	223	(164)	59	162	(157)	5
Total intangible assets		$5,018	$(4,274)	$744	$4,816	$(3,922)	$894

Amortization expense of intangible assets was $123 million and $145 million for the three months ended September 30, 2020 and 2019, respectively, and $352 million and $457 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2020	$120
2021	388
2022	122
2023	54
2024	29
Thereafter	31
Total	$744

Note 10. Long-term Debt
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility will be due and payable on May 20, 2021. As of September 30, 2020, no amounts had been drawn down, and we were in compliance with the covenants under this facility.

Note 11. Commitments and Contingencies
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
Other contractual commitments
We also have $7.91 billion of non-cancelable contractual commitments as of September 30, 2020, which are mostly related to our investments in network infrastructure, consumer hardware, content acquisitions and data center operations. The majority of these commitments are due within five years.
Legal Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On August 19, 2020, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. The settlement amount is reflected in accrued expenses and other current liabilities on our condensed consolidated balance sheet as of September 30, 2020.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the

United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. The settlement is subject to court approval. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries.
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

For information regarding income tax contingencies, see Note 13 — Income Taxes.
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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of September 30, 2020, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through September 30, 2020.

Note 12. Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of our Class A common stock, which does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the nine months ended September 30, 2020, we repurchased and subsequently retired 20 million shares of our Class A common stock for an aggregate amount of $4.36 billion. As of September 30, 2020, $10.55 billion remained available and authorized for repurchases.
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
The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2020:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	78,851	$165.74
Granted	56,546	$180.84
Vested	(28,388)	$159.74
Forfeited	(3,952)	$162.91
Unvested at September 30, 2020	103,057	$175.78

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2020 and 2019 was $2.65 billion and $1.53 billion, respectively, and $6.48 billion and $4.42 billion during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $17.04 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign derived intangible income, the effects of tax law changes, the effects of acquisitions, and the integration of those acquisitions.
Our gross unrecognized tax benefits were $8.42 billion and $7.86 billion on September 30, 2020 and December 31, 2019, respectively. If the gross unrecognized tax benefits as of September 30, 2020 were realized in a subsequent period, this would result in a tax benefit of $4.62 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $833 million and $747 million as of September 30, 2020 and December 31, 2019, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.
In the third quarter of 2020, as part of finalizing our U.S. income tax return, we elected to capitalize and amortize certain research and development expenses for U.S. income tax purposes. As a result, we recorded a one-time income tax benefit of $913 million, which is comprised of an increase in current income tax liability of $746 million offset by an increase in deferred income tax assets of $1.66 billion. The deferred income tax asset amount is greater than the current income tax liability due to different tax rates applicable for the periods in which capitalized expenses will be amortized versus the period in which the increased current tax liability was accrued.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for stock-based compensation cost-sharing in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in 2020.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of September 30, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 14. Geographical Information
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	September 30, 2020	December 31, 2019
United States	$40,970	$35,858
Rest of the world (1)	10,760	8,925
Total long-lived assets	$51,730	$44,783
____________________________________

(1)	No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2020 and 2019—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results
Our key community metrics and financial results for the third quarter of 2020 are as follows:
Community growth:

•	Facebook daily active users (DAUs) were 1.82 billion on average for September 2020, an increase of 12% year-over-year.

•	Facebook monthly active users (MAUs) were 2.74 billion as of September 30, 2020, an increase of 12% year-over-year.

•	Family daily active people (DAP) was 2.54 billion on average for September 2020, an increase of 15% year-over-year.

•	Family monthly active people (MAP) was 3.21 billion as of September 30, 2020, an increase of 14% year-over-year.
Financial results:

•	Revenue was $21.47 billion, up 22% year-over-year, and advertising revenue was $21.22 billion, up 22% year-over‑year.

•	Total costs and expenses were $13.43 billion.

•	Income from operations was $8.04 billion, and operating margin was 37%.

•	Net income was $7.85 billion, with diluted earnings per share of $2.71.

•	Capital expenditures, including principal payments on finance leases, were $3.88 billion.

•	Effective tax rate was 4%.

•	Cash and cash equivalents and marketable securities were $55.62 billion as of September 30, 2020.

•	Headcount was 56,653 as of September 30, 2020, an increase of 32% year-over-year.
In the third quarter of 2020, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
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

Our business has been impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement returning to pre-pandemic trends, particularly in the United States & Canada region. We expect this trend to continue in the future, although we are unable to predict the impact of the pandemic on user growth and engagement with any certainty. At the same time, we experienced a reduction in the demand for advertising, as well as a related decline in the pricing of our ads as a result of the pandemic, particularly in the second quarter of 2020. More recently, we believe the pandemic has contributed to an acceleration in the shift of commerce from offline to online, and we experienced increasing demand for advertising as a result of this acceleration, as well as a partial re-opening of certain business activities in certain regions. However, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth given that online commerce is our largest advertising vertical. The impact of the pandemic on the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future. In addition, we expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers. We also intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our data center capacity, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, will continue to drive expense growth in 2020.

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

Worldwide DAUs increased 12% to 1.82 billion on average during September 2020 from 1.62 billion during September 2019. Users in India, Indonesia, and the Philippines represented the top three sources of growth in DAUs during September 2020, relative to the same period in 2019.

•
Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of September 30, 2020, we had 2.74 billion MAUs, an increase of 12% from September 30, 2019. Users in India, Indonesia, and the Philippines represented the top three sources of growth in the third quarter of 2020, relative to the same period in 2019.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2020 in the United States & Canada region was more than 10 times higher than in the Asia-Pacific region.

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

During the third quarter of 2020, worldwide ARPU was $7.89, an increase of 9% from the third quarter of 2019. Over this period, ARPU increased by 16% in Europe, 15% in United States & Canada, and 13% in Asia-Pacific, and ARPU decreased by 1% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Daily Active People Worldwide (in billions) (daily average over month ended)

3.00
2.50
2.00
1.50
1.00
0.50
0.00
2.03
2.10
2.14
2.20
2.26
2.36
2.47
2.54
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
DAP/MAP:
77%
78%
78%
78%
78%
79%
79%
79%

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 40 million DAP to our reported worldwide DAP in June 2020.
Worldwide DAP increased 15% to 2.54 billion on average during September 2020 from 2.20 billion during September 2019.

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

Monthly Active People
Worldwide
(in billions)
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
2.64
2.69
2.76
2.82
2.89
2.99
3.14
3.21
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 50 million MAP to our reported worldwide MAP in June 2020.
As of September 30, 2020, we had 3.21 billion MAP, an increase of 14% from 2.82 billion as of September 30, 2019.

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

Revenue
Worldwide
(in $ millions, except ARPP)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$16,640
$274
$14,912
$165
$16,624
$262
$17,383
$269
$20,736
$346
$17,440
$297
$18,321
$366
$21,221
$249
Dec 31 2018
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
ARPP:
$6.52
$5.66
$6.20
$6.33
$7.38
$6.03
$6.10
$6.76

During the third quarter of 2020, worldwide ARPP was $6.76, an increase of 7% from the third quarter of 2019.

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

Results of Operations
The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenue	$21,470	$17,652	$57,893	$49,615
Costs and expenses:
Cost of revenue	4,194	3,155	11,482	9,279
Research and development	4,763	3,548	13,240	9,722
Marketing and sales	2,683	2,416	8,310	6,850
General and administrative	1,790	1,348	4,965	8,636
Total costs and expenses	13,430	10,467	37,997	34,487
Income from operations	8,040	7,185	19,896	15,128
Interest and other income, net	93	144	229	515
Income before provision for income taxes	8,133	7,329	20,125	15,643
Provision for income taxes	287	1,238	2,198	4,507
Net income	$7,846	$6,091	$17,927	$11,136
The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	18	20	19
Research and development	22	20	23	20
Marketing and sales	12	14	14	14
General and administrative	8	8	9	17
Total costs and expenses	63	59	66	70
Income from operations	37	41	34	30
Interest and other income, net	—	1	—	1
Income before provision for income taxes	38	42	35	32
Provision for income taxes	1	7	4	9
Net income	37%	35%	31%	22%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Cost of revenue	$116	$91	$327	$287
Research and development	1,297	907	3,557	2,557
Marketing and sales	180	148	516	421
General and administrative	129	103	352	297
Total share-based compensation expense	$1,722	$1,249	$4,752	$3,562
Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	1%	1%	1%	1%
Research and development	6	5	6	5
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	8%	7%	8%	7%
____________________________________

(1)	Percentages have been rounded for presentation purposes and may differ from unrounded results.
Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Advertising	$21,221	$17,383	22%	$56,981	$48,919	16%
Other revenue	249	269	(7)%	912	696	31%
Total revenue	$21,470	$17,652	22%	$57,893	$49,615	17%
Revenue in the three and nine months ended September 30, 2020 increased $3.82 billion, or 22%, and $8.28 billion, or 17%, respectively, compared to the same periods in 2019. The increases in both periods were mostly due to an increase in advertising revenue as a result of an increase in the number of ads delivered, partially offset by a decrease in the average price per ad.
During the three and nine months ended September 30, 2020, the number of ads delivered increased by 35% and 38%, respectively, as compared with approximately 37% and 34%, respectively, in the same periods in 2019. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products and an increase in users. During the three and nine months ended September 30, 2020, the average price per ad decreased by 9% and 16%, respectively, as compared with decreases of approximately 6% and 5%, respectively, in the same periods in 2019. The decrease in average price per ad during the three months ended September 30, 2020 was caused by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates. The decrease in average price per ad during the nine months ended September 30, 2020 was primarily driven by a decrease in advertising demand globally due to the COVID-19 pandemic beginning in the first quarter of 2020 and, to a lesser extent, by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates.
In the near-term, we anticipate that future advertising revenue growth will be determined primarily by several factors: the extent to which we continue to see increasing advertising demand in connection with the shift of commerce from offline to online as a result of the COVID-19 pandemic; the status of the economic recovery from the slowdown caused by the COVID-19 pandemic; and the extent to which changes to the regulatory environment and third-party mobile operating systems and browsers result in limitations on our ad targeting and measurement tools.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the three months ended September 30, 2020 compared to the same period in 2019 had a favorable impact on revenue. If we had translated revenue for the three months ended September 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $21.36 billion and $21.11 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $114 million and $109 million lower than actual total revenue and advertising revenue, respectively, for the three months ended September 30, 2020.
Foreign exchange rates had an unfavorable impact on our total revenue and advertising revenue for the nine months ended September 30, 2020 compared to the same period in 2019. If we had translated revenue for the nine months ended September 30, 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, total revenue and advertising revenue would have been $58.35 billion and $57.44 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $459 million and $462 million higher than actual total revenue and advertising revenue, respectively, for the nine months ended September 30, 2020.
Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Cost of revenue	$4,194	$3,155	33%	$11,482	$9,279	24%
Percentage of revenue	20%	18%		20%	19%
Cost of revenue in the three and nine months ended September 30, 2020 increased $1.04 billion, or 33%, and $2.20 billion, or 24%, respectively, compared to the same periods in 2019. The increases in both periods were mostly due to increases in operational expenses related to our data centers and technical infrastructure, higher costs associated with partner arrangements, including traffic acquisition and content acquisition costs, and increases in the cost of consumer hardware devices.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Research and development	$4,763	$3,548	34%	$13,240	$9,722	36%
Percentage of revenue	22%	20%		23%	20%
Research and development expenses in the three and nine months ended September 30, 2020 increased $1.21 billion, or 34%, and $3.52 billion, or 36%, respectively, compared to the same periods in 2019. The increases in both periods were primarily due to increases in payroll and benefits expenses as a result of a 41% growth in employee headcount from September 30, 2019 to September 30, 2020 in our engineering and other technical functions, including in particular functions supporting consumer hardware product development.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Marketing and sales	$2,683	$2,416	11%	$8,310	$6,850	21%
Percentage of revenue	12%	14%		14%	14%
Marketing and sales expenses in the three and nine months ended September 30, 2020 increased $267 million, or 11%, and $1.46 billion, or 21%, respectively, compared to the same periods in 2019. The increases were mostly driven by increases in marketing expenses and payroll and benefits expenses, which were partially offset by decreases in travel-related expenses due to the COVID-19 pandemic. Our payroll and benefits expenses increased as a result of an 18% increase in employee headcount from September 30, 2019 to September 30, 2020 in our marketing and sales functions.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Legal accrual related to FTC settlement	$—	$—	—	$—	$5,000	NM
Other general and administrative	1,790	1,348	33%	4,965	3,636	37%
General and administrative	$1,790	$1,348	33%	$4,965	$8,636	(43)%
Percentage of revenue	8%	8%		9%	17%
Excluding the $5.0 billion FTC settlement accrual recorded during the first six months of 2019, general and administrative expenses in the three and nine months ended September 30, 2020 increased $442 million, or 33%, and $1.33 billion, or 37%, compared to the same periods in 2019. The majority of the increases was due to increases in other legal-related costs and payroll and benefits expenses as a result of a 26% increase in employee headcount from September 30, 2019 to September 30, 2020 in our general and administrative functions.
Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Interest income, net	$146	$258	(43)%	$536	$675	(21)%
Other income (expense), net	(53)	(114)	(54)%	(307)	(160)	92%
Interest and other income, net	$93	$144	(35)%	$229	$515	(56)%
Interest and other income, net in the three months ended September 30, 2020 decreased $51 million, or 35% compared to the same period in 2019. The decrease was mostly due to a decrease in interest income related to lower interest rates, which was partially offset by a decrease in other expense from lower foreign exchange losses as a result of foreign currency transactions and re‑measurement, compared to the same period in 2019.
Interest and other income, net in the first nine months of 2020 decreased $286 million, or 56% compared to the same period in 2019. The decrease was due to an increase in other expense, which was mainly due to higher foreign exchange losses and a decrease in interest income due to lower interest rates, compared to the same period in 2019.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
	(in millions, except for percentages)
Provision for income taxes	$287	$1,238	(77)%	$2,198	$4,507	(51)%
Effective tax rate	4%	17%		11%	29%
Our provision for income taxes in the three months ended September 30, 2020 decreased $951 million, or 77%, compared to the same period in 2019, mostly due to the effects of a tax election to capitalize and amortize certain expenses. Our provision for income taxes in the nine months ended September 30, 2020 decreased $2.31 billion, or 51%, primarily due to the additional tax expense in the second quarter of 2019 from the Altera Ninth Circuit Opinion and the effects of a tax election to capitalize and amortize certain expenses, both discussed below.
Our effective tax rate in the three months ended September 30, 2020 decreased compared to the same period in 2019, primarily due to the effects of a tax election to capitalize and amortize certain expenses. Our effective tax rate in the nine months ended September 30, 2020 decreased compared to the same period in 2019, mostly due to the 2019 legal accrual related to the FTC settlement that was not expected to be tax-deductible, the additional tax expense in the second quarter of 2019 from the Altera Ninth Circuit Opinion, and the effects of a tax election to capitalize and amortize certain expenses.
In the third quarter of 2020, as part of finalizing our U.S. income tax return, we elected to capitalize and amortize certain research and development expenses for U.S. income tax purposes. As a result, we recorded a one-time income tax benefit of $913 million, which is comprised of an increase in current income tax liability of $746 million offset by an increase in deferred income tax assets of $1.66 billion. The deferred income tax asset amount is greater than the current income tax liability due to different tax rates applicable for the periods in which capitalized expenses will be amortized versus the period in which the increased current tax liability was accrued. We do not believe this election will materially affect our effective tax rate trend in the future.
On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for stock-based compensation cost-sharing in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in 2020.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 23, 2020 price, we expect our effective tax rate for the fourth quarter 2020 will be in the mid-teens and the full year of 2021 will be in the high-teens, although we may see fluctuations in our quarterly rate depending on our financial results.
Unrecognized Tax Benefits. As of September 30, 2020, we had net unrecognized tax benefits of $3.58 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.

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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of September 30, 2020, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $55.62 billion as of September 30, 2020, an increase of $765 million from December 31, 2019. The increase was mostly due to $24.71 billion of cash generated from operations, offset by $10.90 billion for capital expenditures, including principal payments on finance leases, $6.30 billion for purchases of equity investments, $4.34 billion for repurchases of our Class A common stock, and $2.44 billion of taxes paid related to net share settlement of employee restricted stock units (RSU) awards.
Cash paid for income taxes was $3.12 billion in the nine months ended September 30, 2020. As of September 30, 2020, our federal net operating loss carryforward was $9.99 billion, and we anticipate that none of this amount will be utilized to offset our federal taxable income in 2020. As of September 30, 2020, we had $378 million of federal tax credit carryforward, of which none will be available to offset our federal tax liabilities in 2020.
In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under the facility will be due and payable on May 20, 2021. As of September 30, 2020, no amounts had been drawn down and we were in compliance with the covenants under this credit facility.
Our board of directors has authorized a share repurchase program of our Class A common stock, which does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases. In January 2020, an additional $10.0 billion of repurchases was authorized under this program. During the nine months ended September 30, 2020, we repurchased and subsequently retired 20 million shares of our Class A common stock for an aggregate amount of $4.36 billion. As of September 30, 2020, $10.55 billion remained available and authorized for repurchases.
As of September 30, 2020, $6.52 billion of the $55.62 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
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
Cash Provided by Operating Activities
Cash flow from operating activities during the nine months ended September 30, 2020 consisted mostly of net income adjusted for certain non-cash items, such as $5.0 billion of depreciation and amortization and $4.75 billion of share-based compensation expense, and a cash payment of $5.0 billion for the FTC legal settlement. The decrease in cash flow from operating activities during the nine months ended September 30, 2020, compared to the same period in 2019, was mostly due to the payment of $5.0 billion for the FTC legal settlement partially offset by an increase in net income.
Cash Used in Investing Activities
Cash used in investing activities during the nine months ended September 30, 2020 consisted mostly of $10.50 billion of net purchases of property and equipment as we continued to invest in data centers, servers, office buildings, and network infrastructure, $7.69 billion of net purchases, sales and maturities of marketable securities, and $6.30 billion of purchases of equity investments. The increase in cash used in investing activities during the nine months ended September 30, 2020, compared to the same period in 2019, was mostly due to increases in purchases of equity investments and in net purchases of marketable securities.

We anticipate making capital expenditures of approximately $16 billion in 2020 and approximately $21 billion to $23 billion in 2021.
Cash Used in Financing Activities
Cash used in financing activities during the nine months ended September 30, 2020 consisted mostly of $4.34 billion for repurchases of our Class A common stock and $2.44 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are mostly related to our investments in network infrastructure, consumer hardware, content acquisitions, and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2020 (in millions):

		Payment Due by Period
	Total	The remainder of 2020	2021-2022	2023-2024	Thereafter
Operating lease obligations, including imputed interest(1)	$20,658	$235	$2,842	$2,998	$14,583
Finance lease obligations, including imputed interest(1)	1,045	140	265	96	544
Transition tax payable	1,565	—	—	869	696
Other contractual commitments	7,905	3,023	2,382	404	2,096
Total contractual obligations	$31,173	$3,398	$5,489	$4,367	$17,919
____________________________________

(1)	Includes variable lease payments that were fixed subsequent to lease commencement or modification.
Additionally, as part of the normal course of the business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain network components that do not specify a fixed or minimum price commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.90 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
Our other liabilities also include $3.58 billion related to net uncertain tax positions as of September 30, 2020. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.

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
See Note 11 — Commitments and Contingencies and Note 13 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we disclosed the assumptions and estimates associated with income taxes, loss contingencies, and valuation of long-lived assets including goodwill, intangible assets and their associated estimated useful lives have the greatest potential impact on our consolidated financial statements. There have been no material changes from the fiscal year ended December 31, 2019, except for the assumptions and estimates noted below.

During the nine months ended September 30, 2020, in response to the economic slowdown caused by the COVID-19 pandemic, we now believe that the assumptions and estimates associated with collectibility assessment of revenue and credit losses of accounts receivable may also have a material impact to our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.

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

Valuation of Equity Investments

For our equity securities without readily determinable fair values accounted for using the measurement alternative, determining whether an equity security issued by the same issuer is similar to the equity security we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. In addition, the identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred. For equity investments, we perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our equity investments using the market approach and/or the income approach and recognize impairment loss in net income if the estimated fair value is less than the carrying value. Estimating fair value requires judgment and use of estimates such as discount rates, forecast cash flows, holding period, and market data of comparable companies, among others.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, equity investment risk, and inflation.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses recognized in the three and nine months ended September 30, 2020 and 2019 were not material.
Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $797 million and $525 million in the market value of our available-for-sale debt securities as of September 30, 2020 and December 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Equity Investment Risk

Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.

Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID-19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of September 30, 2020 and December 31, 2019. As of September 30, 2020, our equity investments had a carrying value of $6.16 billion.

For additional information about our equity investments, see Note 1 — Summary of Significant Accounting Policies, Note 5 — Equity Investments, and Note 6 — Fair Value Measurements in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Any other government inquiries regarding these matters could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On August 19, 2020, the court granted preliminary approval of the settlement. The settlement is subject to final court approval.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. The settlement is subject to court approval. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European

Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in early 2021. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters" in this Quarterly Report on Form 10-Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
In addition, from time to time we are subject to inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. These investigations and inquiries concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. The result of such investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
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

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in the third quarter of 2020, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, which in turn has increased demand for our advertising services; however, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth given that online commerce is our largest advertising vertical. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition, while our advertising revenue grew 17% year-over-year in the first nine months of 2020, our total costs and expenses for the same period grew at a significantly higher rate of 29% year-over-year (after excluding the $5.0 billion legal accrual in the first nine months of 2019 related to our FTC settlement). If this trend persists for a significant period of time, our operating margin and profitability will be adversely affected and the trading price of our Class A common stock could decline. In addition to the impact on our advertising business and operating margin, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

•	volatility in the size of our user base and user engagement, particularly for our messaging products, whether as a result of shelter-in-place measures or other factors;

•	decreased user engagement as a result of users' inability to purchase data packs or devices to access our products and services;

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

•	increased expenses resulting from our initiatives or donations related to the pandemic;

•	significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future;

•	negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely;

•	illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and

•	increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements.

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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement returning to pre-pandemic trends, and in the third quarter of 2020, we experienced slight declines on a quarter-over-quarter basis in the number of daily active users and monthly active users on Facebook in the United States & Canada region. We expect this trend to continue in the future, although we are unable to predict the impact of the pandemic on user growth and engagement with any certainty. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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

•
we are unable to operate material portions of our business in Europe, or are otherwise limited in such operations, as a result of European regulators, courts, or legislative bodies determining that our reliance on Standard Contractual Clauses (SCCs) or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;

•
there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we implemented in connection with the General Data Protection Regulation (GDPR) in Europe, other similar changes that we implemented in the United States and around the world, or other changes we have implemented or may implement in the future in connection with the GDPR, other regulations, regulatory actions, or otherwise;

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

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue‑generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
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

•
limitations on our ability to operate material portions of our business in Europe as a result of European regulators, courts, or legislative bodies determining that our reliance on SCCs or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;

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

•
reductions of advertising by marketers due to objectionable content published on our products by third parties, questions about our user data practices, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations (for example, a number of marketers announced that they paused advertising with us in July 2020 due to concerns about content published on our products);

•
the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, the European Union's ePrivacy Directive, California Consumer Privacy Act (CCPA), other regulations, regulatory actions, or otherwise, that impact our ability to target ads;

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

From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results. For example, macroeconomic conditions have affected, and we expect will continue to affect, marketers' ability or willingness to spend with us, as we have seen with the regional and worldwide economic disruption related to the COVID-19 pandemic and associated declines in advertising activity on our products. The effects of the pandemic previously resulted in reduced demand for our ads, a related decline in pricing of our ads, and additional demands on our technical infrastructure as a result of increased usage of our services, and any similar occurrences in the future may impair our ability to maintain or increase the quantity or quality of ads shown to users and adversely affect our revenue and financial results.

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt out of certain types of ad targeting in Europe following adoption of the GDPR, and we have introduced product changes to limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance and new legislation may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of application developers to use these signals to target and measure advertising. For example, in June 2020, Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce our and other iOS developers' ability to target and measure advertising, which we expect will in turn reduce the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue, and if we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and more recently announced changes to iOS 14 that will limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Facebook or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has announced changes to iOS 14 that will limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
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
Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, we are moving forward with plans to implement end-to-end encryption across our messaging services, as well as facilitate interoperability between these platforms, which plans have drawn governmental and regulatory scrutiny in multiple jurisdictions. If our new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
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
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, advertising, and other issues, including actions or decisions in connection with elections or the COVID-19 pandemic, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic, the 2020 U.S. elections, or other elections around the world, or by decisions regarding content on our platform from the recently established independent Oversight Board. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech, hate speech, and other content, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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
We experience such cyber-attacks and other security incidents of varying degrees from time to time, and we incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, as well as obligations under our modified consent order with the U.S. Federal Trade Commission (FTC). As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, beginning in May 2020, we became the subject of significant media coverage involving concerns around our handling of political speech, hate speech, and other content, and we have continued to receive negative publicity. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services in connection with the COVID-19 pandemic, the 2020 U.S. elections, and other elections around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results.
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

•
the overall tax rate for our business, which is affected by the mix of income we earn in the U.S. and in jurisdictions with different tax rates, the effects of share-based compensation, the effects of integrating intellectual property from acquisitions, the effects of changes in our business or structure, and the effects of discrete items such as legal and tax settlements and tax elections;

•
the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and may significantly affect the effective tax rate of that period;

•	tax obligations that may arise from resolutions of tax examinations, including the examination we are currently under by the Internal Revenue Service (IRS), that materially differ from the amounts we have anticipated;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	trading activity in our share repurchase program;

•	fluctuations in the market values of our investments in marketable securities, in the valuation of our equity investments, and in interest rates;

•	changes in U.S. generally accepted accounting principles; and

•	changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
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

Our costs are continuing to grow, and some of our investments, particularly our investments in virtual and augmented reality, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for some time. If our investments are not successful longer-term, our business and financial performance will be harmed.

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the nine months ended September 30, 2020, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $380 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is contingent on SCCs being held to satisfy certain new conditions that are yet to be clearly defined and will be the subject of future regulatory guidance. In addition, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in early 2021. While we also rely upon alternative legal bases for data transfers, if a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from Europe to the United States, we may be unable to operate material portions of our business in Europe as a result of the CJEU's invalidation of the Privacy Shield and any final decision of IDPC, which would materially and adversely affect our business, financial condition, and results of operations. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services, or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators have recently issued new guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, beginning in December 2020, the ePrivacy Directive will impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
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

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, result in negative publicity and reputational harm, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Compliance with our FTC consent order, the GDPR, the CCPA, the ePrivacy Directive, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other regulatory and legislative requirements around the world, such as the CCPA and the ePrivacy Directive. In particular, we are implementing a comprehensive expansion of our privacy program in connection with the FTC consent order, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to implement. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

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
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are required to implement by June 2021. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been various Congressional and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In addition, Australia recently announced proposed legislation that would, among other matters, require us to pay publishers for certain news content that is shared on Facebook and Instagram. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. In addition, changes to Section 230 of the Communications Decency Act may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
Our CEO has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock.
Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or, in some cases, the replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.

We plan to continue to make acquisitions, which could harm our financial condition or results of operations and may adversely affect the price of our common stock.
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all, including as a result of regulatory challenges. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions.
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
We may not be able to successfully integrate our acquisitions, and we incur significant costs to integrate and support the companies we acquire.
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
For example, the increase in the use of our products as a result of the COVID-19 pandemic has increased demands on our technical infrastructure. Additional product development efforts during this time have put additional pressure on our technical infrastructure. We may not be able to accommodate these demands, including as a result of our reduced data center operations and personnel working remotely during the pandemic.
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
We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations, and we have in the past suspended, and may in the future suspend, certain of these projects as a result of the COVID-19 pandemic. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and it is possible that action by a foreign government, or our response to such government action, could result in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 56,653 as of September 30, 2020 from 43,030 as of September 30, 2019, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors in order to address various privacy, safety, security, and content review initiatives. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must adapt to a remote work environment and continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, payments, and regulatory oversight;

•	reduced protection for intellectual property rights in some countries;

•
difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations, including difficulties arising from personnel working remotely during the COVID-19 pandemic;

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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $304.67 through September 30, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2020	2,310	$239.04	2,310	$11,727
August 1 - 31, 2020	2,205	$268.67	2,205	$11,135
September 1 - 30, 2020	2,205	$267.27	2,205	$10,545
	6,720		6,720
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of October 2020.

FACEBOOK, INC.

Date: October 29, 2020	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2020	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)