Form 10-K
period 2020-12-31
Facebook Inc
filed 2021-01-28
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $563 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 22, 2021, the registrant had 2,405,448,410 shares of Class A common stock and 442,221,541 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We have historically reported the numbers of our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU) (collectively, our "Facebook metrics") based on user activity only on Facebook and Messenger and not on our other products. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2019, we also report our estimates of the numbers of our daily active people (DAP), monthly active people (MAP), and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement. We believe our Family metrics better reflect the size of our community and the fact that many people are using more than one of our products. As a result, over time we intend to report our Family metrics as key metrics in place of DAUs, MAUs, and ARPU in our periodic reports filed with the Securities and Exchange Commission.

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

In the fourth quarter of 2020, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2020, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2020, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

We build useful and engaging products that enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality headsets, and in-home devices. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products, including:

•Facebook. Facebook enables people to connect, share, discover, and communicate with each other on mobile devices and personal computers. There are a number of different ways to engage with people on Facebook and build community, including Facebook News Feed, Stories, Groups, Shops, Marketplace, News, and Watch.

•Instagram. Instagram brings people closer to the people and things they love. It is a place where people can express themselves through photos, videos, and private messaging, and connect with and shop from their favorite businesses and creators. They can do this through Instagram Feed, Stories, Reels, IGTV, Live, Shops, and messaging.

•Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, groups, and businesses across platforms and devices through chat, video, and Rooms.

•WhatsApp. WhatsApp is a simple, reliable, and secure messaging application that is used by people and businesses around the world to communicate and transact in a private way.

•Facebook Reality Labs. Facebook Reality Labs' augmented and virtual reality products help people feel connected, anytime, anywhere. Oculus Quest lets people defy distance with cutting-edge virtual reality (VR) hardware, software, and content, while Portal helps friends and families stay connected and share the moments that matter in meaningful ways.

We generate substantially all of our revenue from selling advertising placements to marketers. Our ads enable marketers to reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Google, Apple, YouTube, Tencent, Snap, Twitter, ByteDance, Microsoft, and Amazon. We compete to attract, engage, and retain people who use our products, to attract and retain businesses who use our free or paid business and advertising services, and to attract and retain developers to build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Technology

Our product development philosophy is centered on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video and VR increases, and as we deepen our investment in new technologies like artificial intelligence, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse.

Sales and Operations

The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, as well as through advertising agencies and resellers. We operate in more than 80 cities around the globe, the majority of which have a sales presence. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices, or otherwise relating to content that is made available on our products, could adversely affect our financial results. In the United States, there have been, and continue to be, various efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and any such changes may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business and financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results. For example, the Privacy Shield, a transfer framework we relied upon for data transferred from the European Union to the United States, was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. In August 2020, we received a preliminary draft decision from the Irish Data Protection Commission (IDPC) that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. While we also rely upon alternative legal bases for data transfers, if a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from Europe to the United States, we may be unable to operate material portions of our business in Europe as a result of the CJEU's invalidation of the Privacy Shield and any final decision of IDPC, which would materially and adversely affect our business, financial condition, and results of operations.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. The Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements similar to GDPR on products and services offered to users in Brazil. The California Consumer Privacy Act, which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. In addition, effective December 2020, the European Union's ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We are, and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into with the U.S. Federal Trade Commission (FTC), which took effect in April 2020 and, among other matters, requires us to implement a comprehensive expansion of our privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Human Capital

At Facebook, we design products to bring the world closer together, one connection at a time. As a company, we believe that people are at the heart of every connection we build. We are proud of our unique company culture where ideas, innovation, and impact win, and we work hard to build strong teams across engineering, product design, marketing, and other areas to further our mission.

We had a global workforce of 58,604 employees as of December 31, 2020, which represents a 30% year-over-year increase in employee headcount. We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees in technical functions. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth.

Our headquarters are located in Menlo Park, California and we have offices in more than 80 cities around the globe. The vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, and in the long term, we expect some personnel to transition to working remotely on a regular basis.

Diversity and Inclusion

Diversity and inclusion are core to our work at Facebook. We seek to build a diverse and inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve. While we have made progress, we still have more work to do.

We publish our global gender diversity and U.S. ethnic diversity workforce data annually. In 2020, we announced that as of June 30, 2020, our global employee base was comprised of 37% females and 63% males, and our U.S. employee base was comprised of the following ethnicities: 44.4% Asian, 41% White, 6.3% Hispanic, 4% two or more ethnicities, 3.9% Black, and 0.4% additional groups (including American Indian or Alaska Native and Native Hawaiian or Other Pacific Islander). We also announced our goals to have 50% of our workforce made up of underrepresented populations by 2024, and to increase the representation of people of color in leadership positions in the United States, including Black leadership, by 30% from 2020 to 2025. We will also continue our ongoing efforts to increase the representation of women in leadership.

We work to support our goals of diversifying our workforce through recruiting, retention, people development, and inclusion. We employ our Diverse Slate Approach in our global recruitment efforts, which ensures that teams and hiring managers have the opportunity to consider qualified people from underrepresented groups for open roles. We have seen steady increases in hiring rates of people from underrepresented groups since we started testing this approach in 2015. We also continue to provide diversity and inclusion training for our recruiting team and develop inclusive internship programs. Facebook University, our training program for college freshmen and sophomores with an interest in Computer Science, also utilizes a proactive and inclusive approach to promote participation by people from underrepresented groups. To help build community among our people and support their professional development, we invest in our internal Facebook Resource Groups and our annual Community events such as Women's Community Summit, Black Community Summit, Latin Community Summit, and Pride Community Summit. We also offer Managing Unconscious Bias, Managing Inclusion, and Be the Ally trainings to promote an inclusive workplace by helping people understand the issues that affect underrepresented communities and how to reduce the effects of bias in the workplace.

Compensation and Benefits

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. We have conducted pay equity analyses for many years, and continue to be committed to pay equity. In 2020, we announced that our analyses indicate that we continue to have pay equity across gender globally and race in the United States for people in similar jobs, accounting for factors such as location, role, and level.

Through Life@ Facebook, our holistic approach to benefits, we provide our employees and their loved ones resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits, adoption and surrogacy assistance, family care resources, a 401(k) plan, access to tax and legal services, Facebook Resource Groups to build community at Facebook, family leave, and paid time off.

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

Available Information

Our website address is www.facebook.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com and about.fb.com/news/ websites as well as Mark Zuckerberg's Facebook Page (https://www.facebook.com/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.Risk Factors

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Product Offerings

•our ability to add and retain users and maintain levels of user engagement with our products;

•the loss of, or reduction in spending by, our marketers;

•reduced availability of data signals used by our ad targeting and measurement tools;

•ineffective operation with mobile operating systems or changes in our relationships with mobile operating system partners;

•failure of our new products, or changes to our existing products, to attract or retain users or generate revenue;

Risks Related to Our Business Operations and Financial Results

•the COVID-19 pandemic, including its impact on our advertising business;

•our ability to compete effectively;

•unfavorable media coverage and other risks affecting our ability to maintain and enhance our brands;

•volatile or slower user and revenue growth rates in the future;

•acquisitions and our ability to successfully integrate our acquisitions;

•our ability to build, maintain, and scale our technical infrastructure, and risks associated with disruptions in our service;

•operating our business in multiple countries around the world;

•litigation, including class action lawsuits;

Risks Related to Government Regulation and Enforcement

•government restrictions on access to Facebook or our other products, or other actions that impair our ability to sell advertising, in their countries;

•complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations;

•the impact of government investigations, enforcement actions, and settlements, including litigation and investigations by privacy and competition authorities;

•our ability to comply with regulatory and legislative privacy requirements, including our consent order with the Federal Trade Commission;

Risks Related to Data, Security, and Intellectual Property

•the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable activity on our platform;

•our ability to obtain, maintain, protect, and enforce our intellectual property rights; and

Risks Related to Ownership of Our Class A Common Stock

•limitations on the ability of holders of our Class A Common Stock to influence corporate matters due to the dual class structure of our common stock and the control of a majority of the voting power of our outstanding capital stock by our founder, Chairman, and CEO.

Risks Related to Our Product Offerings

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement returning to pre-pandemic trends, and in each of the third and fourth quarters of 2020, we experienced slight declines on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and we expect these trends to continue to be subject to volatility. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•users increasingly engage with other competitive products or services;

•we fail to introduce new features, products, or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;

•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

•users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;

•we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•there are decreases in user sentiment due to questions about the quality or usefulness of our products or our user data practices, concerns about the nature of content made available on our products, or concerns related to privacy, safety, security, well-being, or other factors;

•we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•we are unable to obtain or attract engaging third-party content;

•we are unable to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products;

•users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•there are changes mandated by legislation, government and regulatory authorities, or litigation that adversely affect our products or users;

•we are unable to operate material portions of our business in Europe, or are otherwise limited in such operations, as a result of European regulators, courts, or legislative bodies determining that our reliance on Standard Contractual Clauses (SCCs) or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;

•there is decreased engagement with our products, or failure to accept our terms of service, as part of privacy-focused changes that we have implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (GDPR), the European Union's ePrivacy Directive, the California Consumer Privacy Act (CCPA), or other laws, regulations, or regulatory actions, or otherwise;

•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or take actions to enforce our policies, that are perceived negatively by our users or the general public, including as a result of decisions or recommendations from the independent Oversight Board regarding content on our platform;

•we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

•we make changes in how we promote different products and services across our family of products;

•initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

•there is decreased engagement with our products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of our products in their countries;

•we fail to provide adequate customer service to users, marketers, developers, or other partners;

•we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices; or

•our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue-generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

We generate substantially all of our revenue from advertising. The loss of marketers, or reduction in spending by marketers, could seriously harm our business.

Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. We have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.

Our advertising revenue can also be adversely affected by a number of other factors, including:

•decreases in user engagement, including time spent on our products;

•our inability to continue to increase user access to and engagement with our products;

•product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

•our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•our inability to maintain or increase the quantity or quality of ads shown to users;

•changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;

•adverse government actions or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;

•user behavior or product changes that may reduce traffic to features or products that we successfully monetize, including as a result of increased usage of the Stories format or our messaging products;

•reductions of advertising by marketers due to our efforts to implement or enforce advertising policies that protect the security and integrity of our platform;

•the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

•loss of advertising market share to our competitors, including if prices to purchase our ads increase or if competitors offer lower priced, more integrated, or otherwise more effective products;

•limitations on our ability to operate material portions of our business in Europe as a result of European regulators, courts, or legislative bodies determining that our reliance on SCCs or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;
•changes in our marketing and sales or other operations that we are required to or elect to make as a result of risks related to complying with foreign laws or regulatory requirements or other government actions;

•decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, our efforts to implement or enforce policies relating to content on our products (including as a result of decisions or recommendations from the independent Oversight Board), developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•reductions of advertising by marketers due to objectionable content made available on our products by third parties, questions about our user data practices, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations (for example, a number of marketers announced that they paused advertising with us in July 2020 due to concerns about content on our products);

•the effectiveness of our ad targeting or degree to which users opt out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, California Consumer Privacy Act (CCPA), other laws, regulations, or regulatory actions, or otherwise, that impact our ability to use data for advertising purposes;

•the degree to which users cease or reduce the number of times they engage with our ads;

•changes in the way advertising on mobile devices or on personal computers is measured or priced;

•the success of technologies designed to block the display of ads or ad measurement tools;

•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and

•the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.

From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results. For example, macroeconomic conditions have affected, and may in the future affect, marketers' ability or willingness to spend with us, as we have seen with the regional and worldwide economic disruption related to the COVID-19 pandemic and associated declines in advertising activity on our products. The effects of the pandemic previously resulted in reduced demand for our ads, a related decline in pricing of our ads, and additional demands on our technical infrastructure as a result of increased usage of our services, and any similar occurrences in the future may impair our ability to maintain or increase the quantity or quality of ads shown to users and adversely affect our revenue and financial results.

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt out of certain types of ad targeting in Europe following adoption of the GDPR, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of application developers to collect and use these signals to target and measure advertising. For example, in June 2020, Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce our and other iOS developers' ability to target and measure advertising, which we expect will in turn reduce the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform, and negatively impacted our advertising revenue, and if we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and more recently announced changes to iOS 14 that will limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our WhatsApp and Messenger products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, we are moving forward with plans to implement end-to-end encryption across our messaging services, as well as facilitate cross-app communication between these platforms, which plans have drawn governmental and regulatory scrutiny in multiple jurisdictions. If our new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook or our other products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. For example, we previously introduced the Stories format, which we do not currently monetize at the same rate as News Feed. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, advertising, competition, and other issues, including actions or decisions in connection with elections or the COVID‑19 pandemic, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, or by our decisions to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our past actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

We may not be able to continue to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with Facebook and our other products.

We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with Facebook and our other products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with Facebook and our other products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on Facebook and our other products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, mobile and web applications integrated with our products. In addition, as part of our efforts related to privacy, safety, and security, we conduct investigations and audits of platform applications from time to time, and we also have announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow the number of developers that choose to build products that integrate with Facebook and our other products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.

Risks Related to Our Business Operations and Financial Results

The COVID-19 pandemic has had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in subsequent quarters, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, as well as increasing consumer demand for purchasing products as opposed to services, which in turn have increased demand for our advertising services; however, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
•volatility in the size of our user base and user engagement, particularly for our messaging products, whether as a result of shelter-in-place measures or other factors;
•decreased user engagement as a result of users' inability to purchase data packs or devices to access our products and services;
•interruptions in the accessibility or performance of our products and services due to capacity constraints from increased usage, or product changes we implement to maintain accessibility of our services, such as reducing the quality of video to reduce bandwidth usage;
•delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages, or diversion of our efforts and resources to projects related to COVID-19;
•increased misuse of our products and services or user data by third parties, including improper advertising practices or other activity inconsistent with our terms, contracts, or policies, misinformation or other illicit or objectionable material on our platforms, election interference, or other undesirable activity;
•adverse impacts to our efforts to combat misuse of our products and services and user data as a result of limitations on our safety, security, and content review efforts while our workforce is working remotely, such as the necessity to rely more heavily on artificial intelligence to perform tasks that our workforce is unable to perform;
•our inability to recognize revenue, collect payment, or generate future revenue from marketers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn;
•increased expenses resulting from our initiatives or donations related to the pandemic;
•significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future;
•negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely;
•illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and
•increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements.

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

We compete with companies providing connection and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Google, Apple, YouTube, Tencent, Snap, Twitter, ByteDance, Microsoft, and Amazon. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Some of our current and potential competitors may have greater resources or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. For example, some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•the size and composition of our user base;

•the engagement of users with our products and competing products;

•our ability to attract and retain businesses who use our free or paid business and advertising services;

•the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•our safety and security efforts and our ability to protect user data and to provide users with control over their data;

•our ability to distribute our products to new and existing users;

•our ability to monetize our products;

•the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•customer service and support efforts;

•marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on us;

•acquisitions or consolidation within our industry, which may result in more formidable competitors;

•our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•our ability to cost-effectively manage and grow our operations; and

•our reputation and brand strength relative to those of our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

Unfavorable media coverage negatively affects our business from time to time.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, and we continue to receive negative publicity related to these topics. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with the COVID-19 pandemic and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

Our financial results will fluctuate from quarter to quarter and are difficult to predict.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•our ability to maintain and grow our user base and user engagement;

•our ability to attract and retain marketers in a particular period;

•our ability to recognize revenue or collect payments from marketers in a particular period, including as a result of the effects of the COVID-19 pandemic;

•fluctuations in spending by our marketers due to seasonality, such as historically strong spending in the fourth quarter of each year, episodic regional or global events, including the COVID-19 pandemic, or other factors;

•the frequency, prominence, size, format, and quality of ads shown to users;

•the success of technologies designed to block the display of ads;

•changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;

•the pricing of our ads and other products;

•the diversification and growth of revenue sources beyond advertising on Facebook and Instagram;

•our ability to generate revenue from Payments, or the sale of our consumer hardware products or other products we may introduce in the future;

•changes to existing products or services or the development and introduction of new products or services by us or our competitors;

•user behavior or product changes that may reduce traffic to features or products that we successfully monetize;

•increases in marketing, sales, and other operating expenses that we will incur to grow and expand our operations and to remain competitive, including costs related to our data centers and technical infrastructure;

•costs related to our privacy, safety, security, and content review efforts, including as a result of implementing changes to our practices, whether voluntarily, in connection with laws, regulations, regulatory actions, or decisions or recommendations from the independent Oversight Board, or otherwise;

•costs and expenses related to the development and delivery of our consumer hardware products;

•our ability to maintain gross margins and operating margins;

•costs related to acquisitions, including costs associated with amortization and additional investments to develop the acquired technologies;

•charges associated with impairment of any assets on our balance sheet;

•our ability to obtain equipment, components, and labor for our data centers and other technical infrastructure in a timely and cost-effective manner;

•system failures or outages or government blocking, which could prevent us from serving ads for any period of time;

•breaches of security or privacy, and the costs associated with any such breaches and remediation;

•changes in the manner in which we distribute our products or inaccessibility of our products due to third-party actions;

•fees paid to third parties for content or the distribution of our products;

•refunds or other concessions provided to advertisers;

•share-based compensation expense, including acquisition-related expense;

•adverse litigation judgments, settlements, or other litigation-related costs;

•changes in the legislative or regulatory environment, including with respect to privacy and data protection, or actions by governments or regulators, including fines, orders, or consent decrees;

•the overall tax rate for our business, which is affected by the mix of income we earn in the U.S. and in jurisdictions with different tax rates, the effects of share-based compensation, the effects of integrating intellectual property from acquisitions, the effects of changes in our business or structure, and the effects of discrete items such as legal and tax settlements and tax elections;

•the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued, and may significantly affect the effective tax rate of that period;

•tax obligations that may arise from resolutions of tax examinations, including the examination we are currently under by the Internal Revenue Service (IRS), that materially differ from the amounts we have anticipated;

•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•trading activity in our share repurchase program;

•fluctuations in the market values of our investments in marketable securities, in the valuation of our equity investments, and in interest rates;

•changes in U.S. generally accepted accounting principles; and

•changes in regional or global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.

We expect our rates of growth to be volatile in the near term as a result of the COVID-19 pandemic and to decline over time in the future.

We expect our user and revenue growth rates to be volatile in the near term as a result of the COVID-19 pandemic, although we are unable to predict the duration or degree of such volatility with any certainty. In the long term, we expect that our user growth rate will generally decline over time as the size of our active user base increases, and the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We also expect our revenue growth rate will continue to decline over time as our revenue increases to higher levels. As our growth rates experience volatility or decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.

Our costs are continuing to grow, and some of our investments, particularly our investments in virtual and augmented reality, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. If our investments are not successful longer-term, our business and financial performance will be harmed.

We plan to continue to make acquisitions and pursue other strategic transactions, which could harm our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, if at all, including as a result of regulatory challenges. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions or other strategic transactions.

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and we regularly grant RSUs to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.

We may also discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges. Acquisitions or other strategic transactions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

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
For example, the increase in the use of our products as a result of the COVID-19 pandemic increased demands on our technical infrastructure. Additional product development efforts during this time have put additional pressure on our technical infrastructure. We may not be able to accommodate these demands, including as a result of our reduced data center operations and personnel working remotely during the pandemic.

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. The effects of the COVID-19 pandemic have increased the risk of supply or labor shortages or other disruptions in logistics or the supply chain for our technical infrastructure. As a result, we may not be able to procure sufficient equipment or services from third parties to satisfy our needs, or we may be required to procure such services or equipment on unfavorable terms.
Any of these developments may result in interruptions in the availability or performance of our products, require unfavorable changes to existing products, delay the introduction of future products, or otherwise adversely affect our business and financial results.

We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in emerging markets that expose us to increased risks relating to anti-corruption compliance and political challenges, among others. We have in the past suspended, and may in the future suspend, certain of these projects as a result of the COVID-19 pandemic. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic, trade disputes, or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and it is possible that action by a foreign government, or our response to such government action, could result in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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

In the fourth quarter of 2020, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2020, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2020, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 58,604 as of December 31, 2020 from 44,942 as of December 31, 2019, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience such challenges to productivity and collaboration as some personnel transition to working remotely on a regular basis, and we may experience difficulties integrating recently hired personnel when our offices re-open. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, Facebook and certain of our other products are not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social, or economic instability;

•risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, competition, consumer protection, intellectual property, and infrastructure matters;

•potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•enhanced difficulty in reviewing content on our platform and enforcing our community standards across different languages and countries;

•fluctuations in currency exchange rates and compliance with currency controls;

•foreign exchange controls and tax and other regulations and orders that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

•higher levels of credit risk and payment fraud;

•enhanced difficulties of integrating any foreign acquisitions;

•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, payments, and regulatory oversight;

•reduced protection for intellectual property rights in some countries;

•difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations, including difficulties arising from personnel working remotely during the COVID-19 pandemic;

•compliance with statutory equity requirements and management of tax consequences; and

•geopolitical events affecting us, our marketers or our industry, including trade disputes and pandemics.

In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We also must manage our obligations to comply with laws and regulations related to export controls, sanctions, and embargoes, including regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of anti-corruption laws or regulations, export controls, and other laws, rules, sanctions, embargoes, and regulations.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

We face design, manufacturing, and supply chain risks that, if not properly managed, could adversely impact our financial results.

We face a number of risks related to design, manufacturing, and supply chain management with respect to our consumer hardware products. For example, the consumer hardware products we sell from time to time have had, and in the future may have, quality issues resulting from the design or manufacture of the products, or from the software used in the products. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Our brand and financial results could be adversely affected by any such quality issues, other failures to meet our customers' expectations, or findings of our consumer hardware products to be defective.

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic. We may experience supply or labor shortages or other disruptions in logistics or the supply chain that could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain disruptions.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on claims related to advertising, antitrust, privacy, content, employment, or product performance or other claims related to the use of consumer hardware and software, as well as virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; and our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct. We also agreed to settle certain lawsuits in connection with the "tag suggestions" facial recognition feature on Facebook and a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. The issuance of additional regulatory or accounting guidance related to the Tax Act, or other executive or Congressional actions in the United States, could materially affect our tax obligations and effective tax rate in the period such guidance is issued or such actions take effect. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and blueprints in 2020 that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and which apply to our business.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2020, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $656 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Risks Related to Government Regulation and Enforcement

Actions by governments that restrict access to Facebook or our other products in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.

Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is contingent on SCCs being held to satisfy certain new conditions that are yet to be clearly defined and will be the subject of future regulatory guidance (and the European Commission has recently proposed new SCCs, which are currently subject to consultation). In addition, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in the coming months. While we also rely upon alternative legal bases for data transfers, if a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from Europe to the United States, we may be unable to operate material portions of our business in Europe as a result of the CJEU's invalidation of the Privacy Shield and any final decision of IDPC, which would materially and adversely affect our business, financial condition, and results of operations. We have also been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union. As a result, we implemented measures to change our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators have recently issued new guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.

In addition, from time to time, we are subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice, the U.S. House of Representatives, and state attorneys general. In December 2020, the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed complaints against us in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business, and we have experienced some of these adverse effects to varying degrees from time to time.

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

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are required to implement by June 2021. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey. In addition, Australia recently announced proposed legislation that would, among other matters, require us to pay publishers for certain news content that is shared on Facebook and Instagram. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our compliance costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. In addition, changes to Section 230 of the Communications Decency Act may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Our users can purchase virtual and digital goods from developers that offer applications using our Payments infrastructure on the Facebook website. In addition, certain of our users can use our Payments infrastructure, including on Messenger and WhatsApp, for other activities, such as sending money to other users and making donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions. Depending on how our Payments product evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain money transmitter licenses in the United States and an Electronic Money (E-money) license that allows us to conduct certain regulated payment activities in the participating member countries of the European Economic Area, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

In addition, we are subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We have also launched certain payments functionality on WhatsApp and have announced plans to develop digital payments products and services, which may subject us to many of the foregoing risks and additional licensing requirements.

Our participation in the Diem Association subjects us to significant regulatory scrutiny and other risks that could adversely affect our business, reputation, or financial results.

In June 2019, we announced our participation in the Diem Association, which will oversee a proposed digital payments system powered by blockchain technology, and our plans for Novi, a digital wallet for Diem which we expect to launch as a standalone application and subsequently in Messenger and WhatsApp.

Diem is based on relatively new and unproven technology, and the laws and regulations surrounding blockchain-based payments are uncertain and evolving. Diem has drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. As a sponsor of the initiative and a proposed digital wallet service provider, we are participating in responses to inquiries from governments and regulators, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.

As this initiative evolves, both Diem and Novi may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, anti-money laundering, counter-terrorism financing, economic sanctions, data protection, tax, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. To mitigate regulatory uncertainty, Diem has applied for a payment system operator license with the Swiss Financial Market Supervisory Authority (FINMA), and Novi has applied for money transmitter licenses in the United States and certain other countries, and other financial services licenses in certain other countries, that would allow us to conduct digital wallet activities in these countries using the Diem network. These licenses, laws, and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Diem digital payments system as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.

In addition, market acceptance of such a digital payments system is subject to significant uncertainty. As such, there can be no assurance that Diem or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with blockchain-based payments technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Diem Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.

Risks Related to Data, Security, and Intellectual Property

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), scraping, and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful.

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

We experience such cyber-attacks and other security incidents of varying degrees from time to time, and we incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, as well as obligations under our modified consent order with the FTC. As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business, and adversely affect our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.

Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $304.67 through December 31, 2020. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our revenue and other operating results;

•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•additional shares of our stock being sold into the market by us, our existing stockholders, or in connection with acquisitions, or the anticipation of such sales;

•investor sentiment with respect to our competitors, our business partners, and our industry in general;

•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base, the level of user engagement, or the effectiveness of our ad products;

•changes in operating performance and stock market valuations of technology companies in our industry, including our developers and competitors;

•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;

•media coverage of our business and financial performance;

•lawsuits threatened or filed against us, or developments in pending lawsuits;

•adverse government actions or legislative or regulatory developments relating to advertising, competition, content, privacy, or other matters, including interim or final rulings by tax, judicial, or regulatory bodies;

•trading activity in our share repurchase program; and

•other events or factors, including those resulting from war, incidents of terrorism, pandemics, and other disruptive external events, or responses to these events.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our current restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•until the first date on which the outstanding shares of our Class B common stock represent less than 35% of the combined voting power of our common stock, any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•we currently have a dual class common stock structure, which provides Mr. Zuckerberg with the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock, certain amendments to our restated certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock, our board of directors will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•only our chairman, our chief executive officer, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•certain litigation against us can only be brought in Delaware.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2020, we owned and leased approximately 10 million square feet of office and building space for our corporate headquarters and in the surrounding areas, and approximately 90 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in more than 80 cities across North America, Latin America, Europe, the Middle East, Africa, and Asia Pacific. We also own 17 data centers globally.

We believe that our facilities are adequate for our current needs.

Item 3.Legal Proceedings

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

Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes, but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. On November 15, 2020, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in early 2021. For additional information, see Part I, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters" in this Annual Report on Form 10-K. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleges that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "FB" since May 18, 2012. Prior to that time, there was no public market for our stock.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of December 31, 2020, there were 3,471 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $273.16 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2020, there were 32 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2020	2,310	$270.12	2,310	$9,921
November 1 - 30, 2020	2,100	$276.32	2,100	$9,341
December 1 - 31, 2020	2,670	$276.38	2,670	$8,603
	7,080		7,080
_________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In January 2021, an additional $25 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)Average price paid per share includes costs associated with the repurchases.

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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2020. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2015 in the Class A common stock of Facebook, Inc., the DJINET, the S&P 500 and the Nasdaq Composite and data for the DJINET, the S&P 500 and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return for Facebook, Inc.,
DJINET, S&P 500 and Nasdaq Composite
$350
$300
$250
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Facebook, Inc.
DJINET
S&P 500
Nasdaq Composite

Item 6.Selected Financial Data

You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K.

The consolidated statements of income data for each of the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. The consolidated statements of income data for the years ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017, and 2016 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Consolidated Statements of Income Data:
Revenue	$85,965	$70,697	$55,838	$40,653	$27,638
Total costs and expenses(1)	$53,294	$46,711	$30,925	$20,450	$15,211
Income from operations	$32,671	$23,986	$24,913	$20,203	$12,427
Income before provision for income taxes	$33,180	$24,812	$25,361	$20,594	$12,518
Net income	$29,146	$18,485	$22,112	$15,934	$10,217
Net income attributable to Class A and Class B common stockholders	$29,146	$18,485	$22,111	$15,920	$10,188
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$10.22	$6.48	$7.65	$5.49	$3.56
Diluted	$10.09	$6.43	$7.57	$5.39	$3.49
_________________________
(1)Total costs and expenses include $6.54 billion, $4.84 billion, $4.15 billion, $3.72 billion, and $3.22 billion of share-based compensation for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$61,954	$54,855	$41,114	$41,711	$29,449
Working capital	$60,689	$51,172	$43,463	$44,803	$31,526
Property and equipment, net	$45,633	$35,323	$24,683	$13,721	$8,591
Total assets	$159,316	$133,376	$97,334	$84,524	$64,961
Operating lease liabilities(1)	$10,654	$10,324	$—	$—	$—
Total liabilities	$31,026	$32,322	$13,207	$10,177	$5,767
Additional paid-in capital	$50,018	$45,851	$42,906	$40,584	$38,227
Total stockholders' equity	$128,290	$101,054	$84,127	$74,347	$59,194
_________________________
(1)On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Prior period amounts have not been adjusted under the modified retrospective method.

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

FCF has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. FCF is not intended to represent our residual cash flow available for discretionary expenses. Some of the limitations of FCF are:

•FCF does not reflect our future contractual commitments; and
•other companies in our industry present similarly titled measures differently than we do, limiting their usefulness as comparative measures.

Management compensates for the inherent limitations associated with using the FCF measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP, and reconciliation of FCF to the most directly comparable GAAP measure, net cash provided by operating activities, as presented below.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$38,747	$36,314	$29,274	$24,216	$16,108
Less: Purchases of property and equipment	(15,115)	(15,102)	(13,915)	(6,733)	(4,491)
Less: Principal payments on finance leases	(604)	(552)	—	—	—
Free cash flow	$23,028	$20,660	$15,359	$17,483	$11,617

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Certain revenue information in the section entitled "—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the full year 2020 using 2019 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non‑GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.

Executive Overview of Full Year 2020 Results

Our key community metrics and financial results for 2020 are as follows:

Community growth:

•Facebook daily active users (DAUs) were 1.84 billion on average for December 2020, an increase of 11% year-over-year.
•Facebook monthly active users (MAUs) were 2.80 billion as of December 31, 2020, an increase of 12% year-over-year.
•Family daily active people (DAP) was 2.60 billion on average for December 2020, an increase of 15% year-over-year.
•Family monthly active people (MAP) was 3.30 billion as of December 31, 2020, an increase of 14% year-over-year.

Financial results:

•Revenue was $85.97 billion, up 22% year-over-year, and advertising revenue was $84.17 billion, up 21% year-over-year.
•Total costs and expenses were $53.29 billion.
•Income from operations was $32.67 billion and operating margin was 38%.
•Net income was $29.15 billion with diluted earnings per share of $10.09.
•Capital expenditures, including principal payments on finance leases, were $15.72 billion.
•Effective tax rate was 12.2%.
•Cash and cash equivalents and marketable securities were $61.95 billion as of December 31, 2020.
•Headcount was 58,604 as of December 31, 2020, an increase of 30% year-over-year.

Our mission is to give people the power to build community and bring the world closer together.
In response to the COVID-19 pandemic, we have focused on helping people stay connected, assisting the public health response, and working on the economic recovery. We have also continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.
In 2020, we also continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.

Our business has been impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen user growth and engagement returning to pre-pandemic trends, particularly in the United States & Canada region. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and we expect these trends to continue to be subject to volatility.

The COVID-19 pandemic has also previously caused a reduction in the demand for advertising, as well as a related decline in the pricing of our ads, particularly in the second quarter of 2020. More recently, we believe the pandemic has contributed to an acceleration in the shift of commerce from offline to online, as well as increasing consumer demand for purchasing products as opposed to services, and we experienced increasing demand for advertising as a result of these trends. However, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The impact of the pandemic on user growth and engagement, the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future. In addition, we expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

We intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our data center capacity, servers, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, will continue to drive expense growth in 2021. We expect 2021 capital expenditures to be in the range of $21-23 billion and total expenses to be in the range of $68-73 billion.

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

•Daily Active Users (DAUs). We define a daily active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement on Facebook.

DAU/MAU:	66%	66%	66%	66%	66%	66%	66%	66%	66%	67%	66%	66%	66%

DAU/MAU:	77%	77%	77%	76%	77%	77%	77%	77%	77%	77%	77%	77%	76%	DAU/MAU:	75%	75%	74%	74%	74%	74%	74%	74%	75%	75%	74%	74%	74%

DAU/MAU:	60%	61%	61%	61%	61%	61%	61%	62%	62%	62%	61%	62%	62%	DAU/MAU:	64%	64%	64%	64%	64%	64%	64%	65%	65%	65%	65%	65%	65%
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 11% to 1.84 billion on average during December 2020 from 1.66 billion during December 2019. Users in India, the Philippines, and Indonesia represented key sources of growth in DAUs during December 2020, relative to the same period in 2019.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2020, we had 2.80 billion MAUs, an increase of 12% from December 31, 2019. Users in India, Indonesia, and the Philippines represented key sources of growth in 2020, relative to the same period in 2019.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware devices are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2020 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.

ARPU:	$7.37	$6.42	$7.05	$7.26	$8.52	$6.95	$7.05	$7.89	$10.14

ARPU:	$34.86	$30.12	$33.27	$34.55	$41.41	$34.18	$36.49	$39.63	$53.56	ARPU:	$10.98	$9.55	$10.70	$10.68	$13.21	$10.64	$11.03	$12.41	$16.87

ARPU:	$2.96	$2.78	$3.04	$3.24	$3.57	$3.06	$2.99	$3.67	$4.05	ARPU:	$2.11	$1.89	$2.13	$2.24	$2.48	$1.99	$1.78	$2.22	$2.77
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

Our annual worldwide ARPU in 2020, which represents the sum of quarterly ARPU during such period, was $32.03, an increase of 10% from 2019. Over this period, ARPU increased by 18% in the United States & Canada, 15% in Europe, and 9% in Asia‑Pacific, and ARPU was flat in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia‑Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

•Daily Active People (DAP). We define a daily active person as a registered and logged-in user of Facebook, Instagram, Messenger, and/or WhatsApp (collectively, our "Family" of products) who visited at least one of these Family products through a mobile device application or using a web or mobile browser on a given day. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. Our calculations of DAP rely upon complex techniques, algorithms, and machine learning models that seek to estimate the underlying number of unique people using one or more of these products, including by matching user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. As these techniques and models require significant judgment, are developed based on internal reviews of limited samples of user accounts, and are calibrated against user survey data, there is necessarily some margin of error in our estimates. We view DAP, and DAP as a percentage of MAP, as measures of engagement across our products. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

DAP/MAP:	77%	78%	78%	78%	78%	79%	79%	79%	79%

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

Worldwide DAP increased 15% to 2.60 billion on average during December 2020 from 2.26 billion during December 2019.

•Monthly Active People (MAP). We define a monthly active person as a registered and logged-in user of one or more Family products who visited at least one of these Family products through a mobile device application or using a web or mobile browser in the last 30 days as of the date of measurement. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. Our calculations of MAP rely upon complex techniques, algorithms, and machine learning models that seek to estimate the underlying number of unique people using one or more of these products, including by matching user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. As these techniques and models require significant judgment, are developed based on internal reviews of limited samples of user accounts, and are calibrated against user survey data, there is necessarily some margin of error in our estimates. We view MAP as a measure of the size of our global active community of people using our products. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

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

As of December 31, 2020, we had 3.30 billion MAP, an increase of 14% from 2.89 billion as of December 31, 2019.

•Average Revenue Per Person (ARPP). We define ARPP as our total revenue during a given quarter, divided by the average of the number of MAP at the beginning and end of the quarter. While ARPP includes all sources of revenue, the number of MAP used in this calculation only includes users of our Family products as described in the definition of MAP above. The share of revenue from users who are not also MAP was not material.

ARPP:	$6.52	$5.66	$6.20	$6.33	$7.38	$6.03	$6.10	$6.76	$8.62

Our annual worldwide ARPP in 2020, which represents the sum of quarterly ARPP during such period, was $27.51, an increase of 8% from 2019.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on our consolidated financial statements is material. We believe that the assumptions and estimates associated with gross vs. net in revenue recognition, valuation of equity investments, income taxes, loss contingencies, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

In response to the economic slowdown caused by the COVID-19 pandemic, we believe that the assumptions and estimates associated with collectibility assessment of revenue and credit losses of accounts receivable could have a material impact to our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.

Collectibility Assessment of Revenue

Under Topic 606, we recognize revenue using a five-step model. In step one, for a revenue contract to exist, it must be probable that substantially all of the consideration to which we are entitled to will be collected. In performing such collectibility assessment, we consider various facts and circumstances including future expectations about our customer's ability and intention to pay. Collectibility assessment uses a probable threshold which requires estimation based on several objective and subjective factors, such as probability of default, customer’s intention to pay, payment history, financial strength, geography, and industry sub-vertical risks. The collectibility assessment has become uncertain during the current economic environment caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessment.

Credit Losses of Accounts Receivable

On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost that an entity does not expect to collect over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

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

Gross vs. Net in Revenue Recognition

For revenue generated from arrangements that involve third-party publishers, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized on the consolidated statements of income.

Valuation of Equity Investments

For our equity securities without readily determinable fair values accounted for using the measurement alternative, determining whether an equity security issued by the same issuer is similar to the equity security we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. In addition, the identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred. For equity investments, we perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our equity investments using the market approach and/or the income approach and recognize impairment loss in the consolidated statements of income if the estimated fair value is less than the carrying value. Estimating fair value requires judgment and use of estimates such as discount rates, forecast cash flows, holding period, and market data of comparable companies, among others.

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

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 12—Commitments and Contingencies and Note 15—Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2020, no impairment of goodwill has been identified.

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

Other revenue. Other revenue consists of revenue from the delivery of consumer hardware devices, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices sold.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenue	$85,965	$70,697	$55,838
Costs and expenses:
Cost of revenue	16,692	12,770	9,355
Research and development	18,447	13,600	10,273
Marketing and sales	11,591	9,876	7,846
General and administrative	6,564	10,465	3,451
Total costs and expenses	53,294	46,711	30,925
Income from operations	32,671	23,986	24,913
Interest and other income, net	509	826	448
Income before provision for income taxes	33,180	24,812	25,361
Provision for income taxes	4,034	6,327	3,249
Net income	$29,146	$18,485	$22,112

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	19	18	17
Research and development	21	19	18
Marketing and sales	13	14	14
General and administrative	8	15	6
Total costs and expenses	62	66	55
Income from operations	38	34	45
Interest and other income, net	1	1	1
Income before provision for income taxes	39	35	45
Provision for income taxes	5	9	6
Net income	34%	26%	40%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$447	$377	$284
Research and development	4,918	3,488	3,022
Marketing and sales	691	569	511
General and administrative	480	402	335
Total share-based compensation expense	$6,536	$4,836	$4,152

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	1%	1%	1%
Research and development	6	5	5
Marketing and sales	1	1	1
General and administrative	1	1	1
Total share-based compensation expense	8%	7%	7%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

	Year Ended December 31,			2020 vs 2019 % Change	2019 vs 2018 % Change
	2020	2019	2018
	(in millions)
Advertising	$84,169	$69,655	$55,013	21%	27%
Other revenue	1,796	1,042	825	72%	26%
Total revenue	$85,965	$70,697	$55,838	22%	27%

2020 Compared to 2019. Revenue in 2020 increased $15.27 billion, or 22%, compared to 2019. The increase was mostly due to an increase in advertising revenue as a result of an increase in the number of ads delivered, partially offset by a decrease in the average price per ad.

In 2020, the number of ads delivered increased by 34%, as compared with approximately 33% in 2019. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users. In 2020, the average price per ad decreased by 10%, as compared with a decrease of approximately 5% in 2019. The decrease in average price per ad during the year ended December 31, 2020 was primarily driven by a decrease in advertising demand globally during the first two quarters of 2020 due to the COVID-19 pandemic and, to a lesser extent, by an increasing proportion of the number of ads delivered as Stories ads and in geographies that monetize at lower rates.

In the near-term, we anticipate that future advertising revenue growth will be determined primarily by several factors: the extent to which we continue to see increasing advertising demand in connection with the shift of commerce from offline to online, as well as increased consumer demand for purchasing products as opposed to services, as a result of the COVID-19 pandemic; the status of the economic recovery from the slowdown caused by the COVID-19 pandemic and the magnitude of fiscal stimulus; and the extent to which changes to the regulatory environment and third-party mobile operating systems and browsers result in limitations on our ad targeting and measurement tools.

Advertising spending is traditionally seasonally strong in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect significant growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first quarters. For instance, our advertising revenue increased 28%, 19%, and 23% between the third and fourth quarters of 2020, 2019, and 2018, respectively, while advertising revenue for both the first quarters of 2020 and 2019 declined 16% and 10% compared to the fourth quarters of 2019 and 2018, respectively.

No customer represented 10% or more of total revenue during the years ended December 31, 2020, 2019, and 2018.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies in the full year 2020 compared to the same period in 2019, had an unfavorable impact on revenue. If we had translated revenue for the full year 2020 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $86.08 billion and $84.30 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $120 million and $129 million, respectively, higher than actual total revenue and advertising revenue for the full year 2020. Using the same constant rates, full year 2020 total revenue and advertising revenue would have been $15.39 billion and $14.64 billion, respectively, higher than actual total revenue and advertising revenue for the full year 2019.

Cost of revenue

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(dollars in millions)
Cost of revenue	$16,692	$12,770	$9,355	31%	37%
Percentage of revenue	19%	18%	17%

2020 Compared to 2019. Cost of revenue in 2020 increased $3.92 billion, or 31%, compared to 2019. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure, higher cost associated with partner arrangements, including traffic acquisition and content costs and, to a lesser extent, an increase in cost of consumer hardware devices sold.

In 2021, we anticipate that the cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth, increased user engagement, and the delivery of new products and services and, to a lesser extent, due to higher costs associated with partner arrangements and consumer hardware devices.

Research and development

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(dollars in millions)
Research and development	$18,447	$13,600	$10,273	36%	32%
Percentage of revenue	21%	19%	18%

2020 Compared to 2019. Research and development expenses in 2020 increased $4.85 billion, or 36%, compared to 2019. The increase was primarily due to increases in payroll and benefits expenses as a result of a 40% growth in employee headcount from December 31, 2019 to December 31, 2020 in engineering and other technical functions supporting our continued investment in our Family of products and consumer hardware products.

In 2021, we plan to continue to hire software engineers and other technical employees, and to increase our investment to support our research and development initiatives.

Marketing and sales

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(dollars in millions)
Marketing and sales	$11,591	$9,876	$7,846	17%	26%
Percentage of revenue	13%	14%	14%

2020 Compared to 2019. Marketing and sales expenses in 2020 increased $1.72 billion, or 17%, compared to 2019. The increase was primarily driven by increases in marketing expenses and payroll and benefits expenses, which were partially offset by a decrease in travel-related expenses due to the COVID-19 pandemic. Our payroll and benefits expenses increased as a result of a 16% increase in employee headcount from December 31, 2019 to December 31, 2020 in our marketing and sales functions.

In 2021, we plan to continue the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts, and we anticipate marketing expenses will increase.

General and administrative

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(dollars in millions)
Legal accrual related to FTC settlement	$—	$5,000	$—	NM	NM
Other general and administrative	6,564	5,465	3,451	20%	58%
General and administrative	$6,564	$10,465	$3,451	(37)%	203%
Percentage of revenue	8%	15%	6%

2020 Compared to 2019. Excluding the $5.0 billion FTC settlement accrual recorded in 2019, general and administrative expenses in 2020 increased $1.10 billion, or 20%, compared to 2019. The increase was primarily due to higher professional services costs and an increase in payroll and benefits expenses as a result of a 23% increase in employee headcount from December 31, 2019 to December 31, 2020 in our general and administrative functions.

In 2021, we plan to continue to increase general and administrative expenses to support overall company growth.

Interest and other income, net

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(in millions)
Interest income, net	$672	$904	$652	(26)%	39%
Foreign currency exchange losses, net	(129)	(105)	(213)	(23)%	51%
Other income (expense), net	(34)	27	9	NM	NM
Interest and other income, net	$509	$826	$448	(38)%	84%

2020 Compared to 2019. Interest and other income, net in 2020 decreased $317 million compared to 2019. The majority of the decrease was due to a decrease in interest income related to lower interest rates compared to 2019.

Provision for income taxes

	Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
	(dollars in millions)
Provision for income taxes	$4,034	$6,327	$3,249	(36)%	95%
Effective tax rate	12.2%	25.5%	12.8%

2020 Compared to 2019. Our provision for income taxes in 2020 decreased $2.29 billion, or 36%, compared to 2019, mostly due to the additional tax expense incurred in 2019 from the Altera Ninth Circuit Opinion and the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes, both discussed below.

Our effective tax rate in 2020 decreased compared to 2019, primarily due to the 2019 legal accrual related to the FTC settlement that was not tax-deductible, the additional tax expense incurred in 2019 from the Altera Ninth Circuit Opinion, and the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

In the third quarter of 2020, as part of finalizing our U.S. income tax return, we elected to capitalize and amortize certain research and development expenses for U.S. income tax purposes. As a result, we recorded a total of $1.07 billion income tax benefit for the year ended December 31, 2020. The income tax benefit resulted from recording a deferred income tax asset that was greater than the current income tax liability due to different tax rates applicable for the periods in which capitalized expenses will be amortized versus the period in which the increased current tax liability was accrued. We do not believe this election will materially affect our effective tax rate trend in the future.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for share-based compensation cost-sharing expense in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in 2020.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depends upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 22, 2021 price, we expect our effective tax rate for the full year of 2021 will be in the high-teens.

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

Unrecognized Tax Benefits. As of December 31, 2020, we had net unrecognized tax benefits of $3.48 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of December 31, 2020, we have not resolved these matters and proceedings continue in the Tax Court.

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

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions, except per share amounts)
Revenue:
Advertising	$27,187	$21,221	$18,321	$17,440	$20,736	$17,383	$16,624	$14,912
Other revenue	885	249	366	297	346	269	262	165
Total revenue	28,072	21,470	18,687	17,737	21,082	17,652	16,886	15,077
Costs and expenses:
Cost of revenue	5,210	4,194	3,829	3,459	3,492	3,155	3,307	2,816
Research and development	5,208	4,763	4,462	4,015	3,877	3,548	3,315	2,860
Marketing and sales	3,280	2,683	2,840	2,787	3,026	2,416	2,414	2,020
General and administrative	1,599	1,790	1,593	1,583	1,829	1,348	3,224	4,064
Total costs and expenses	15,297	13,430	12,724	11,844	12,224	10,467	12,260	11,760
Income from operations	12,775	8,040	5,963	5,893	8,858	7,185	4,626	3,317
Interest and other income (expense), net	280	93	168	(32)	311	144	206	165
Income before provision for income taxes	13,055	8,133	6,131	5,861	9,169	7,329	4,832	3,482
Provision for income taxes	1,836	287	953	959	1,820	1,238	2,216	1,053
Net income	$11,219	$7,846	$5,178	$4,902	$7,349	$6,091	$2,616	$2,429
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.94	$2.75	$1.82	$1.72	$2.58	$2.13	$0.92	$0.85
Diluted	$3.88	$2.71	$1.80	$1.71	$2.56	$2.12	$0.91	$0.85

The following tables set forth our consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Revenue:
Advertising	97%	99%	98%	98%	98%	98%	98%	99%
Other revenue	3	1	2	2	2	2	2	1
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	20	20	20	17	18	20	19
Research and development	19	22	24	23	18	20	20	19
Marketing and sales	12	12	15	16	14	14	14	13
General and administrative	6	8	9	9	9	8	19	27
Total costs and expenses	54	63	68	67	58	59	73	78
Income from operations	46	37	32	33	42	41	27	22
Interest and other income (expense), net	1	—	1	—	1	1	1	1
Income before provision for income taxes	47	38	33	33	43	42	29	23
Provision for income taxes	7	1	5	5	9	7	13	7
Net income	40%	37%	28%	28%	35%	35%	15%	16%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses:

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions)
Cost of revenue	$120	$116	$117	$94	$90	$91	$109	$87
Research and development	1,361	1,297	1,261	999	931	907	927	723
Marketing and sales	175	180	187	149	147	148	160	113
General and administrative	128	129	130	93	105	103	107	87
Total share-based compensation expense	$1,784	$1,722	$1,695	$1,335	$1,273	$1,249	$1,303	$1,010

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Cost of revenue	—%	1%	1%	1%	—%	1%	1%	1%
Research and development	5	6	7	6	4	5	5	5
Marketing and sales	1	1	1	1	1	1	1	1
General and administrative	—	1	1	1	—	1	1	1
Total share-based compensation expense	6%	8%	9%	8%	6%	7%	8%	7%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$38,747	$36,314	$29,274
Net cash used in investing activities	$(30,059)	$(19,864)	$(11,603)
Net cash used in financing activities	$(10,292)	$(7,299)	$(15,572)
Purchase of property and equipment and principal payments on finance leases	$15,719	$15,654	$13,915
Depreciation and amortization	$6,862	$5,741	$4,315
Share-based compensation	$6,536	$4,836	$4,152

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $61.95 billion as of December 31, 2020, an increase of $7.10 billion from December 31, 2019. The increase was mostly due to $38.75 billion of cash generated from operations, offset by $15.72 billion for capital expenditures, including principal payments on finance leases, $6.36 billion for purchases of equity investments, $6.27 billion for repurchases of our Class A common stock, and $3.56 billion of taxes paid related to net share settlement of employee restricted stock units (RSU) awards.

Cash paid for income taxes was $4.23 billion for the year ended December 31, 2020. As of December 31, 2020, our federal net operating loss carryforward was $10.62 billion and our federal tax credit carryforward was $424 million. We anticipate the utilization of a significant portion of these net operating losses and credits within the next three years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases under this program. In 2020, we repurchased and subsequently retired 27 million shares of our Class A common stock for $6.30 billion. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases. In January 2021, an additional $25 billion of repurchases was authorized under this program.

As of December 31, 2020, $7.18 billion of the $61.95 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.

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

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for the foreseeable future.

Cash Provided by Operating Activities

Cash flow from operating activities during 2020 mostly consisted of net income adjusted for certain non-cash items, including $6.86 billion of depreciation and amortization and $6.54 billion of share-based compensation expense, and offset by a cash payment of $5.0 billion for the FTC legal settlement. The increase in cash flow from operating activities during 2020 compared to 2019 was mostly due to higher net income as adjusted for certain non-cash items, such as depreciation and amortization, share-based compensation expense and deferred income tax, partially offset by the payment of $5.0 billion for the FTC legal settlement.

Cash flow from operating activities during 2019 primarily consisted of net income, adjusted for certain non-cash items, including $5.74 billion of depreciation and amortization and $4.84 billion of share-based compensation expense. The increase in cash flow from operating activities during 2019 compared to 2018 was primarily due to higher net income prior to the effect of the $5.0 billion FTC legal settlement accrual, an increase in taxes payable as well as increases in the non-cash items, including depreciation and amortization, and share-based compensation expense.

Cash Used in Investing Activities

Cash used in investing activities during 2020 mostly resulted from $15.11 billion of purchases of property and equipment as we continued to invest in data centers, servers, office facilities, and network infrastructure, $8.16 billion of net purchases of marketable securities, and $6.36 billion of purchases of equity investments. The increase in cash used in investing activities during 2020 compared to 2019 was due to increases in purchases of equity investments and in net purchases of marketable securities.

Cash used in investing activities during 2019 mostly resulted from $15.10 billion of net purchase of property and equipment as we continued to invest in data centers, servers, network infrastructure, and $4.19 billion of net purchases of marketable securities. The increase in cash used in investing activities during 2019 compared to 2018 was mostly due to increases in the net purchases of marketable securities and property and equipment.

We anticipate making capital expenditures of approximately $21 billion to $23 billion in 2021.

Cash Used in Financing Activities

Cash used in financing activities during 2020 mostly consisted of $6.27 billion for repurchases of our Class A common stock and $3.56 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during 2020 compared to 2019 was due to increases in repurchases of our Class A common stock and in taxes paid related to net share settlement of RSUs.

Cash used in financing activities during 2019 mostly consisted of $4.20 billion used to settle repurchases of our Class A common stock, and $2.34 billion of taxes paid related to net share settlement of equity awards, and $552 million of principal payments on finance leases. The decrease in cash used in financing activities during 2019 compared to 2018 was mostly due to a decrease in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are mostly related to our investments in network infrastructure, consumer hardware, content costs, and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020:

		Payment Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
	(in millions)
Operating lease obligations, including imputed interest(1)	$20,751	$1,316	$3,017	$3,065	$13,353
Finance lease obligations, including imputed interest(1)	1,088	249	214	100	525
Transition tax payable	1,543	—	300	1,243	—
Other contractual commitments	7,504	4,213	1,071	244	1,976
Total contractual obligations	$30,886	$5,778	$4,602	$4,652	$15,854
_________________________
(1)Includes variable lease payments that were fixed subsequent to lease commencement or modification.

Additionally, as part of the normal course of the business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $4.94 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Our other liabilities also include $3.48 billion related to net uncertain tax positions as of December 31, 2020. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.

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

See Note 12—Commitments and Contingencies and Note 15—Income Taxes in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding contingencies.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses of $129 million, $105 million, and $213 million were recognized in 2020, 2019, and 2018, respectively, as interest and other income (expense), net in our consolidated statements of income.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $794 million and $525 million in the market value of our available-for-sale debt securities as of December 31, 2020 and December 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Equity Investment Risk

Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.

Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID-19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of December 31, 2020 and December 31, 2019. Our equity investments had a carrying value of $6.23 billion as of December 31, 2020.

For additional information about our equity investments, see Note 1 — Summary of Significant Accounting Policies, Note 5 — Equity Investments, and Note 6 — Fair Value Measurements in the notes to the consolidated financial statements included in Part II, Item 8, and "Financial Statements and Supplementary Data" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" contained in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

FACEBOOK, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Facebook, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 27, 2021 expressed an unqualified opinion thereon.

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

Loss Contingencies
Description of the Matter
As described in Note 12 to the consolidated financial statements, the Company is party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations. The Company accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes it is reasonably possible that it will incur a loss in some of these cases, actions or inquiries described above. For certain of these matters, the Company discloses an estimate of the amount of loss or range of possible loss that may be incurred. However, for certain other matters, the Company discloses that the amount of such losses or a range of possible losses cannot be reasonably estimated at this time.
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
To test the Company's assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosure regarding any range of possible losses, including when the Company believes it cannot be reasonably estimated at this time, we read the minutes or a summary of the meetings of the committees of the board of directors, read the proceedings, claims, and regulatory, or government inquiries and investigations, or summaries as we deemed appropriate, requested and received internal and external legal counsel confirmation letters, met with internal and external legal counsel to discuss the nature of the various matters, and obtained representations from management. We also evaluated the appropriateness of the related disclosures included in Note 12 to the consolidated financial statements.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 15 to the consolidated financial statements, the Company has received certain notices from the Internal Revenue Service (IRS) related to transfer pricing agreements with the Company's foreign subsidiaries for certain periods examined. The IRS has stated that it will also apply its position to tax years subsequent to those examined. If the IRS prevails in its position, it could result in an additional federal tax liability, plus interest and any penalties asserted. The Company uses judgment to (1) determine whether a tax position's technical merits are more-likely-than-not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.
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
As part of our audit procedures over the Company's accounting for these positions, we involved our tax professionals to assist with our assessment of the technical merits of the Company's tax positions. This included assessing the Company's correspondence with the relevant tax authorities, evaluating income tax opinions or other third-party advice obtained by the Company, and requesting and receiving confirmation letters from third-party advisors. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company's accounting for those tax positions. We analyzed the Company's assumptions and data used to determine the amount of the federal tax liability recognized and tested the mathematical accuracy of the underlying data and calculations. We also evaluated the appropriateness of the related disclosures included in Note 15 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2007.
Redwood City, California
January 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Facebook, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Facebook, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Facebook, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated January 27, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Redwood City, California
January 27, 2021

FACEBOOK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,576	$19,079
Marketable securities	44,378	35,776
Accounts receivable, net of allowances of $114 million and $92 million as of December 31, 2020 and 2019, respectively	11,335	9,518
Prepaid expenses and other current assets	2,381	1,852
Total current assets	75,670	66,225
Equity investments	6,234	86
Property and equipment, net	45,633	35,323
Operating lease right-of-use assets, net	9,348	9,460
Intangible assets, net	623	894
Goodwill	19,050	18,715
Other assets	2,758	2,673
Total assets	$159,316	$133,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,331	$1,363
Partners payable	1,093	886
Operating lease liabilities, current	1,023	800
Accrued expenses and other current liabilities	11,152	11,735
Deferred revenue and deposits	382	269
Total current liabilities	14,981	15,053
Operating lease liabilities, non-current	9,631	9,524
Other liabilities	6,414	7,745
Total liabilities	31,026	32,322
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,406 million and 2,407 million shares issued and outstanding, as of December 31, 2020 and 2019, respectively; 4,141 million Class B shares authorized, 443 million and 445 million shares issued and outstanding, as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	50,018	45,851
Accumulated other comprehensive income (loss)	927	(489)
Retained earnings	77,345	55,692
Total stockholders' equity	128,290	101,054
Total liabilities and stockholders' equity	$159,316	$133,376

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$85,965	$70,697	$55,838
Costs and expenses:
Cost of revenue	16,692	12,770	9,355
Research and development	18,447	13,600	10,273
Marketing and sales	11,591	9,876	7,846
General and administrative	6,564	10,465	3,451
Total costs and expenses	53,294	46,711	30,925
Income from operations	32,671	23,986	24,913
Interest and other income, net	509	826	448
Income before provision for income taxes	33,180	24,812	25,361
Provision for income taxes	4,034	6,327	3,249
Net income	29,146	18,485	22,112
Less: Net income attributable to participating securities	—	—	(1)
Net income attributable to Class A and Class B common stockholders	$29,146	$18,485	$22,111
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$10.22	$6.48	$7.65
Diluted	$10.09	$6.43	$7.57
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,851	2,854	2,890
Diluted	2,888	2,876	2,921
Share-based compensation expense included in costs and expenses:
Cost of revenue	$447	$377	$284
Research and development	4,918	3,488	3,022
Marketing and sales	691	569	511
General and administrative	480	402	335
Total share-based compensation expense	$6,536	$4,836	$4,152

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$29,146	$18,485	$22,112
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	1,056	(151)	(450)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	360	422	(52)
Comprehensive income	$30,562	$18,756	$21,610

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2017	2,906	$—	$40,584	$(227)	$33,990	$74,347
Impact of the adoption of new accounting pronouncements	—	—	—	(31)	172	141
Issuance of common stock for cash upon exercise of stock options	2	—	15	—	—	15
Issuance of common stock for settlement of RSUs	44	—	—	—	—	—
Shares withheld related to net share settlement	(19)	—	(1,845)	—	(1,363)	(3,208)
Share-based compensation	—	—	4,152	—	—	4,152
Share repurchases	(79)	—	—	—	(12,930)	(12,930)
Other comprehensive loss	—	—	—	(502)	—	(502)
Net income	—	—	—	—	22,112	22,112
Balances at December 31, 2018	2,854	—	42,906	(760)	41,981	84,127
Issuance of common stock for cash upon exercise of stock options	1	—	15	—	—	15
Issuance of common stock for settlement of RSUs	32	—	—	—	—	—
Shares withheld related to net share settlement and other	(13)	—	(1,906)	—	(675)	(2,581)
Share-based compensation	—	—	4,836	—	—	4,836
Share repurchases	(22)	—	—	—	(4,099)	(4,099)
Other comprehensive income	—	—	—	271	—	271
Net income	—	—	—	—	18,485	18,485
Balances at December 31, 2019	2,852	—	45,851	(489)	55,692	101,054
Issuance of common stock for settlement of RSUs	38	—	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(2,369)	—	(1,195)	(3,564)
Share-based compensation	—	—	6,536	—	—	6,536
Share repurchases	(27)	—	—	—	(6,298)	(6,298)
Other comprehensive income	—	—	—	1,416	—	1,416
Net income	—	—	—	—	29,146	29,146
Balances at December 31, 2020	2,849	$—	$50,018	$927	$77,345	$128,290

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$29,146	$18,485	$22,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,862	5,741	4,315
Share-based compensation	6,536	4,836	4,152
Deferred income taxes	(1,192)	(37)	286
Other	118	39	(64)
Changes in assets and liabilities:
Accounts receivable	(1,512)	(1,961)	(1,892)
Prepaid expenses and other current assets	135	47	(690)
Other assets	(34)	41	(159)
Accounts payable	(17)	113	221
Partners payable	178	348	157
Accrued expenses and other current liabilities	(1,054)	7,300	1,417
Deferred revenue and deposits	108	123	53
Other liabilities	(527)	1,239	(634)
Net cash provided by operating activities	38,747	36,314	29,274
Cash flows from investing activities
Purchases of property and equipment	(15,115)	(15,102)	(13,915)
Purchases of marketable securities	(33,930)	(23,910)	(14,656)
Sales of marketable securities	11,787	9,565	12,358
Maturities of marketable securities	13,984	10,152	4,772
Purchases of equity investments	(6,361)	(61)	(25)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(388)	(508)	(137)
Other investing activities	(36)	—	—
Net cash used in investing activities	(30,059)	(19,864)	(11,603)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,564)	(2,337)	(3,208)
Repurchases of Class A common stock	(6,272)	(4,202)	(12,879)
Principal payments on finance leases	(604)	(552)	—
Net change in overdraft in cash pooling entities	24	(223)	500
Other financing activities	124	15	15
Net cash used in financing activities	(10,292)	(7,299)	(15,572)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	279	4	(179)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,325)	9,155	1,920
Cash, cash equivalents, and restricted cash at beginning of the period	19,279	10,124	8,204
Cash, cash equivalents, and restricted cash at end of the period	$17,954	$19,279	$10,124

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$17,576	$19,079	$10,019
Restricted cash, included in prepaid expenses and other current assets	241	8	10
Restricted cash, included in other assets	137	192	95
Total cash, cash equivalents, and restricted cash	$17,954	$19,279	$10,124

See Accompanying Notes to Consolidated Financial Statements.

FACEBOOK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow data
Cash paid for income taxes	$4,229	$5,182	$3,762
Non-cash investing activities:
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$118	$—	$—
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,201	$1,887	$1,955

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

Basis of Presentation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Facebook, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current year's presentation. None of these reclassifications had a material impact to our consolidated financial statements.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of equity investments, income taxes, loss contingencies, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectibility of accounts receivable, credit losses of available-for-sale (AFS) debt securities, fair value of financial instruments, and leases. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. During the year ended December 31, 2020, we faced uncertainties around our estimates of revenue collectibility and accounts receivable credit losses. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition by applying the following steps:

•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. In general, we report advertising revenue on a gross basis, since we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory before it is transferred to our customers. For revenue generated from arrangements that involve third-party publishers, we evaluate whether we are the principal or the agent, and for those advertising revenue arrangements where we are the agent, we recognize revenue on a net basis.

We may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives, credits, or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue. We believe that there will not be significant changes to our estimates of variable consideration.

Other Revenue

Other revenue consists of revenue from the delivery of Facebook Reality Labs (FRL) consumer hardware devices, net fees we receive from developers using our Payments infrastructure, as well as revenue from various other sources.

Deferred Revenue and Deposits

Deferred revenue mostly consists of billings and payments we receive from marketers in advance of revenue recognition as well as revenue not yet recognized for unspecified software upgrades and updates for various FRL products. Deposits relate to unused balances held on behalf of our users who primarily use these balances to make purchases in games on our platform. Once this balance is utilized by a user, the majority of this amount would then be payable to the developer and the balance would be recognized as revenue. The increase in the deferred revenue balance for the year ended December 31, 2020 was driven by cash payments from customers in advance of satisfying our performance obligations in FRL sales and advertising revenue, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware devices sold.

Content Costs

Our content costs are mostly related to payments to content providers from whom we license video and music to increase engagement on the platform. For licensed video, we expense the cost per title when the title is accepted and available for viewing if the capitalization criteria are not met. Video content costs that meet the criteria for capitalization were not material to date.

For licensed music, we expense the license fees over the contractual license period. Expensed content costs are included in cost of revenue on the consolidated statements of income.

Software Development Costs

Software development costs, including costs to develop software products or the software component of products to be marketed or sold to external users, are expensed before the software or technology reach technological feasibility, which is typically reached shortly before the release of such products.

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

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on the consolidated statements of income. We incurred advertising expenses of $2.26 billion, $1.57 billion, and $1.10 billion for the years ended December 31, 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as available-for-sale (AFS) investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amount of credit losses recorded for the year ended December 31, 2020 was not material. There was no impairment charge for any unrealized losses in 2019 and 2018. We determine realized gains or losses on sale of marketable securities on a specific identification method and record such gains or losses as interest and other income (expense), net on the consolidated statements of income.

We also maintain a multi-currency notional cash pool for our participating entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. We classify the overdraft balances within accrued expenses and other current liabilities on the consolidated balance sheets.

We classify certain restricted cash balances within prepaid expenses and other current assets and other assets on the consolidated balance sheets based upon the term of the remaining restrictions.

Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. The change in carrying value, if any, is recognized in interest and other income (expense), net on our consolidated statements of income. We periodically review our equity investments for impairment. If indicators exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. In addition, we also held equity investments accounted for under the equity method which were immaterial as of December 31, 2020 and 2019. Equity investments had a carrying value of $6.23 billion and $86 million as of December 31, 2020 and 2019, respectively. There was no material impairment in 2020, 2019 and 2018.

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

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Our valuation techniques used to measure the fair value of cash equivalents and marketable debt securities were derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2020 and 2019, our accounts receivable, net were $11.33 billion and $9.52 billion, respectively, and the allowances of accounts receivable were immaterial.

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

Lease Obligations

We have operating leases comprised of certain offices, data center, land, colocations, and equipment leases. We also have finance leases for certain network equipment. We determine if an arrangement is a lease at inception. Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, real estate taxes, and management fees. We combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes or other costs. Such variable lease costs are expensed as incurred on the consolidated statements of income. For certain colocation and equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use (ROU) assets and lease liabilities.

For leases that have greater than 12-month lease term, ROU assets and lease liabilities are recognized on the consolidated balance sheet at commencement date based on the present value of remaining fixed lease payments. We consider only payments that are fixed and determinable at the time of commencement.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be in a similar economic environment.

Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on our consolidated balance sheets.

Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported under Topic 840.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2020, no impairment of goodwill has been identified.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2020 we had a cumulative translation gain, net of tax of $439 million and as of December 31, 2019, we had a cumulative translation loss, net of tax of $617 million. Net losses resulting from foreign exchange transactions were $129 million, $105 million, and $213 million for the years ended December 31, 2020, 2019, and 2018, respectively. These losses were recorded as interest and other income (expense), net on our consolidated statements of income.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The majority of cash equivalents consists of money market funds, that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2020 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 42% of our revenue for the year ended December 31, 2020 and 43% of our revenue for the years ended December 31, 2019 and 2018 from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Australia, Japan, Vietnam and Brazil.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses and bad debt expense on these losses was not material during the years ended

December 31, 2020, 2019, or 2018. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2020, 2019, and 2018.

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

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. Upon adoption, we changed our impairment model to utilize a current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. In addition, we modified our impairment model for AFS debt securities and to discontinue using the concept of "other than temporary" impairment on AFS debt securities. CECL estimates on accounts receivable are recorded as general and administrative expenses on our consolidated statements of income. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income. The cumulative effect adjustment from adoption was immaterial to our consolidated financial statements. We continue to monitor the financial implications of the COVID-19 pandemic on expected credit losses.
Income Taxes
On October 1, 2020, we early adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2021, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

Note 2.Revenue

Revenue disaggregated by revenue source consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Advertising	$84,169	$69,655	$55,013
Other revenue	1,796	1,042	825
Total revenue	$85,965	$70,697	$55,838

Revenue disaggregated by geography, based on the billing address of our customers, consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenue:
United States and Canada(1)	$38,433	$32,206	$25,727
Europe(2)	20,349	16,826	13,631
Asia-Pacific	19,848	15,406	11,733
Rest of World(2)	7,335	6,259	4,747
Total revenue	$85,965	$70,697	$55,838
_________________________
(1)United States revenue was $36.25 billion, $30.23 billion, and $24.10 billion for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue and deposits consists of the following (in millions):

	December 31,
	2020	2019
Deferred revenue	$335	$234
Deposits	47	35
Total deferred revenue and deposits	$382	$269

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

RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the years ended December 31, 2020, 2019, and 2018.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$24,607	$4,539	$15,569	$2,916	$18,411	$3,701
Less: Net income attributable to participating securities	—	—	—	—	(1)	—
Net income attributable to common stockholders	$24,607	$4,539	$15,569	$2,916	$18,410	$3,701
Denominator
Weighted-average shares outstanding	2,407	444	2,404	450	2,406	484
Basic EPS	$10.22	$10.22	$6.48	$6.48	$7.65	$7.65
Diluted EPS:
Numerator
Net income attributable to common stockholders	$24,607	$4,539	$15,569	$2,916	$18,410	$3,701
Reallocation of net income attributable to participating securities	—	—	—	—	1	—
Reallocation of net income as a result of conversion of Class B to Class A common stock	4,539	—	2,916	—	3,701	—
Reallocation of net income to Class B common stock	—	(58)	—	(18)	—	(16)
Net income for diluted EPS	$29,146	$4,481	$18,485	$2,898	$22,112	$3,685
Denominator
Number of shares used for basic EPS computation	2,407	444	2,404	450	2,406	484
Conversion of Class B to Class A common stock	444	—	450	—	484	—
Weighted-average effect of dilutive RSUs and employee stock options	37	—	22	1	31	3
Number of shares used for diluted EPS computation	2,888	444	2,876	451	2,921	487
Diluted EPS	$10.09	$10.09	$6.43	$6.43	$7.57	$7.57

Note 4.Cash and Cash Equivalents and Marketable Securities

The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$6,488	$4,735
Money market funds	9,755	12,787
U.S. government securities	1,016	815
U.S. government agency securities	—	444
Certificate of deposits and time deposits	305	217
Corporate debt securities	12	81
Total cash and cash equivalents	17,576	19,079
Marketable securities:
U.S. government securities	20,921	18,679
U.S. government agency securities	11,698	6,712
Corporate debt securities	11,759	10,385
Total marketable securities	44,378	35,776
Total cash and cash equivalents and marketable securities	$61,954	$54,855

The gross unrealized gains on our marketable securities were $641 million and $205 million as of December 31, 2020 and 2019, respectively. The gross unrealized losses on our marketable securities were not material as of December 31, 2020 and 2019. The allowance for credit losses was not material as of December 31, 2020.

The following table classifies our marketable securities by contractual maturities (in millions):

	December 31,
	2020	2019
Due in one year	$12,826	$12,803
Due after one year to five years	31,552	22,973
Total	$44,378	$35,776

Note 5.Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. On July 7, 2020, we completed our equity investment in Jio Platforms Limited (Jio), a subsidiary of Reliance Industries Limited, for $5.82 billion. There was no material impairment for the years ended December 31, 2020, 2019 or 2018.

The changes in the carrying value of equity investments for the year ended December 31, 2019 were not material. The changes in the carrying value of equity investments for the year ended December 31, 2020 were as follows (in millions):

Balance as of December 31, 2019	$86
Jio	5,824
Other investments	323
Adjustments	1
Balance as of December 31, 2020	$6,234

Note 6.Fair Value Measurement

The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$9,755	$9,755	$—	$—
U.S. government securities	1,016	1,016	—	—
Certificate of deposits and time deposits	305	—	305	—
Corporate debt securities	12	—	12	—
Marketable securities:
U.S. government securities	20,921	20,921	—	—
U.S. government agency securities	11,698	11,698	—	—
Corporate debt securities	11,759	—	11,759	—
Total cash equivalents and marketable securities	$55,466	$43,390	$12,076	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,787	$12,787	$—	$—
U.S. government securities	815	815	—	—
U.S. government agency securities	444	444	—	—
Certificate of deposits and time deposits	217	—	217	—
Corporate debt securities	81	—	81	—
Marketable securities:
U.S. government securities	18,679	18,679	—	—
U.S. government agency securities	6,712	6,712	—	—
Corporate debt securities	10,385	—	10,385	—
Total cash equivalents and marketable securities	$50,120	$39,437	$10,683	$—

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

Beginning in 2020, we had other assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material to our consolidated financial statements as of December 31, 2020.

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

Note 7.Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2020	2019
Land	$1,326	$1,097
Buildings	17,360	11,226
Leasehold improvements	4,321	3,112
Network equipment	22,003	17,004
Computer software, office equipment and other	2,458	1,813
Finance lease right-of-use assets	2,295	1,635
Construction in progress	11,288	10,099
Total	61,051	45,986
Less: Accumulated depreciation	(15,418)	(10,663)
Property and equipment, net	$45,633	$35,323

Depreciation expense on property and equipment were $6.39 billion, $5.18 billion, and $3.68 billion for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of the property and equipment depreciation expense was from network equipment depreciation of $4.58 billion, $3.83 billion, and $2.94 billion for the years ended December 31, 2020, 2019, and 2018, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings.

Note 8.Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, data centers, land, colocations, and equipment. We have also entered into various non-cancelable finance lease agreements for certain network equipment. Our leases have original lease periods expiring between 2021 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs for the years ended December 31, 2020 and 2019 are as follows (in millions):

	December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$259	$195
Interest	14	12
Operating lease cost	1,391	1,139
Variable lease cost and other, net	269	160
Total lease cost	$1,933	$1,506
Operating lease expense was $629 million for the year ended December 31, 2018 under Topic 840.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	12.2 years	13.0 years
Finance leases	14.9 years	15.3 years
Weighted-average discount rate
Operating leases	3.1%	3.2%
Finance leases	2.9%	3.1%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases
2021	$1,300	$68
2022	1,394	51
2023	1,266	41
2024	1,163	41
2025	1,001	41
Thereafter	7,206	401
Total undiscounted cash flows	13,330	643
Less: Imputed interest	(2,676)	(120)
Present value of lease liabilities	$10,654	$523

Lease liabilities, current	$1,023	$54
Lease liabilities, non-current	9,631	469
Present value of lease liabilities	$10,654	$523

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2020, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $7.41 billion and $443 million, respectively, mostly for offices, data centers and network equipment. These operating and finance leases will commence between 2021 and 2025 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 are as follows (in millions):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,208	$902
Operating cash flows for finance leases	$14	$12
Financing cash flows for finance leases	$604	$552
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,158	$5,081
Finance leases	$121	$193

Note 9.Goodwill and Intangible Assets

During the year ended December 31, 2020, we purchased certain intangible assets and completed several business acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2020 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.

Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in millions):

Balance as of December 31, 2018	$18,301
Goodwill acquired	408
Effect of currency translation adjustment	6
Balance as of December 31, 2019	18,715
Goodwill acquired	322
Effect of currency translation adjustment	13
Balance as of December 31, 2020	$19,050

The following table sets forth the major categories of the intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in millions):

		December 31, 2020			December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	0.8	$2,057	$(1,840)	$217	$2,056	$(1,550)	$506
Acquired technology	2.8	1,297	(1,088)	209	1,158	(986)	172
Acquired patents	4.0	805	(677)	128	805	(625)	180
Trade names	1.4	636	(622)	14	635	(604)	31
Other	3.2	223	(168)	55	162	(157)	5
Total intangible assets		$5,018	$(4,395)	$623	$4,816	$(3,922)	$894

Amortization expense of intangible assets for the years ended December 31, 2020, 2019, and 2018 was $473 million, $562 million, and $640 million, respectively.

As of December 31, 2020, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

2021	$387
2022	121
2023	53
2024	29
2025	17
Thereafter	16
Total	$623

Note 10. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2020	2019
Legal-related accruals (1)	$1,622	$5,998
Accrued compensation and benefits	2,609	1,704
Accrued property and equipment	1,414	1,082
Accrued taxes	2,038	624
Other current liabilities	3,469	2,327
Accrued expenses and other current liabilities	$11,152	$11,735
_________________________
(1)Includes accrued legal settlements and fines as well as other legal fees. In 2020 and 2019, the amounts include accrued legal settlement for Illinois Biometric Information Privacy Act (BIPA) of $650 million and $550 million, respectively. In 2019, the amount includes accrued legal settlements for U.S. Federal Trade Commission (FTC) of $5.0 billion. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	December 31,
	2020	2019
Income tax payable	$5,025	$5,651
Other liabilities	1,389	2,094
Other liabilities	$6,414	$7,745

Note 11. Long-term Debt

In May 2016, we entered into a $2.0 billion senior unsecured revolving credit facility, and any amounts outstanding under this facility would be due and payable on May 20, 2021. No amount had been drawn down under this credit facility, and it was terminated on December 24, 2020. As of December 31, 2020, we had no outstanding long-term debt.

Note 12. Commitments and Contingencies

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

Other Contractual Commitments

We also have $7.50 billion of non-cancelable contractual commitments as of December 31, 2020, which are mostly related to our investments in network infrastructure, consumer hardware, content costs and data center operations. The majority of these commitments are due within five years.

Legal and Related Matters

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

On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On August 19, 2020, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. The settlement amount is reflected in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2020.

Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. On November 15, 2020, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleges that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.

Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these other legal proceedings, claims, regulatory, tax, or government inquiries and investigations, and other matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these other matters. We believe that the amount of losses or any estimable range of possible losses with respect to these other matters will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements.

The ultimate outcome of the legal and related matters described in this section, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of loss, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

For information regarding income tax contingencies, see Note 15—Income Taxes.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2020, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2020.

Note 13. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2020, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2020, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2020, there were 2,406 million shares of Class A common stock and 443 million shares of Class B common stock issued and outstanding.

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2019, $4.90 billion remained available and authorized for repurchases under this program. In January 2020, an additional $10.00 billion of repurchases was authorized under this program. In 2020, we repurchased and subsequently retired 27 million shares of our Class A common stock for $6.30 billion. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases. In January 2021, an additional $25 billion of repurchases was authorized under this program.

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

Share-based Compensation Plans

In 2020, we maintained one active share-based employee compensation plan, the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan). Our Amended 2012 Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited under our stock plan are added to the reserves of the Amended 2012 Plan. We account for forfeitures as they occur.

Share-based compensation expense mostly consists of the Company's restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period.

As of December 31, 2020, there were 129 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. Pursuant to the automatic increase provision under our Amended 2012 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026 , by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 16 million shares reserved for issuance effective January 1, 2021.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	78,851	$165.74
Granted	62,032	$188.73
Vested	(38,857)	$162.27
Forfeited	(5,293)	$165.72
Unvested at December 31, 2020	96,733	$181.88

The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2020, 2019, and 2018 was $9.38 billion, $6.01 billion, and $7.57 billion, respectively.

As of December 31, 2020, there was $16.50 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 14. Interest and Other Income, Net

The following table presents the detail of interest and other income, net, is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Interest income, net	$672	$904	$652
Foreign currency exchange losses, net	(129)	(105)	(213)
Other income (expense), net	(34)	27	9
Interest and other income, net	$509	$826	$448

Note 15. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$24,233	$5,317	$8,800
Foreign	8,947	19,495	16,561
Income before provision for income taxes	$33,180	$24,812	$25,361

The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$3,297	$4,321	$1,747
State	523	565	176
Foreign	1,211	1,481	1,031
Total current tax expense	5,031	6,367	2,954
Deferred:
Federal	(859)	(39)	316
State	(122)	19	34
Foreign	(16)	(20)	(55)
Total deferred tax (benefits)/expense	(997)	(40)	295
Provision for income taxes	$4,034	$6,327	$3,249

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.8	1.8	0.7
Research and development tax credits	(1.3)	(0.8)	(1.0)
Share-based compensation	0.2	4.5	0.3
Excess tax benefits related to share-based compensation	(1.6)	(0.7)	(2.6)
Foreign-derived intangible income deduction	(1.9)	—	—
Effect of non-U.S. operations	(2.4)	(5.8)	(5.9)
Non-deductible FTC settlement accrual	—	4.5	—
Research and development capitalization	(3.0)	—	—
Other	0.4	1.0	0.3
Effective tax rate	12.2%	25.5%	12.8%

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$2,437	$2,051
Tax credit carryforward	1,055	1,333
Share-based compensation	243	135
Accrued expenses and other liabilities	1,108	798
Lease liabilities	2,058	1,999
Capitalized research and development	1,922	—
Other	340	149
Total deferred tax assets	9,163	6,465
Less: valuation allowance	(1,218)	(1,012)
Deferred tax assets, net of valuation allowance	7,945	5,453

Deferred tax liabilities:
Depreciation and amortization	(3,811)	(2,387)
Right-of-use assets	(1,876)	(1,910)
Total deferred tax liabilities	(5,687)	(4,297)
Net deferred tax assets	$2,258	$1,156

The valuation allowance was approximately $1.22 billion and $1.01 billion as of December 31, 2020 and 2019, respectively, mostly relating to U.S. state tax credit carryforwards and U.S. foreign tax credits for which we do not believe a tax benefit is more likely than not to be realized.

As of December 31, 2020, the U.S. federal and state net operating loss carryforwards were $10.62 billion and $2.19 billion, which will begin to expire in 2028 and 2027, respectively, if not utilized. We have federal tax credit carryforwards of $424 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $2.65 billion, most of which do not expire.

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

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits ‑ beginning of period	$7,863	$4,678	$3,870
Increases related to prior year tax positions	356	2,309	457
Decreases related to prior year tax positions	(253)	(525)	(396)
Increases related to current year tax positions	1,045	1,402	831
Decreases related to settlements of prior year tax positions	(319)	(1)	(84)
Gross unrecognized tax benefits ‑ end of period	$8,692	$7,863	$4,678

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2020 and 2019 were $774 million and $747 million, respectively.

If the balance of gross unrecognized tax benefits of $8.69 billion as of December 31, 2020 were realized in a future period, this would result in a tax benefit of $4.85 billion within our provision of income taxes at such time.

On July 27, 2015, the United States Tax Court issued a decision (Tax Court Decision) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (Ninth Circuit). On June 7, 2019, the Ninth Circuit issued an opinion (Altera Ninth Circuit Opinion) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Opinion, we recorded a cumulative income tax expense of $1.11 billion in the second quarter of 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. The taxpayer requested a hearing before the Supreme Court of the United States and the request was denied on June 22, 2020. Since we started to accrue income tax for share-based compensation cost-sharing expense in the second quarter of 2019, the denial of the request by the Supreme Court did not have a material impact to our financial results in 2020.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2016 and 2018 tax years and by the Irish tax authorities for our 2016 through 2018 tax years. Our 2017 and subsequent tax years remain open to examination by the IRS. Our 2019 and subsequent tax years remain open to examination in Ireland.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of December 31, 2020, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 16. Geographical Information

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	December 31,
	2020	2019
Long-lived assets:
United States	$43,128	$35,858
Rest of the world(1)	11,853	8,925
Total long-lived assets	$54,981	$44,783
_________________________
(1)No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	10-Q	001-35551	3.1	October 30, 2020
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.1	April 15, 2019
3.3	Description of Registrant's Capital Stock.	10-K	001-35551	3.3	January 30, 2020
4.1	Form of Class A Common Stock Certificate.	S-1	333-179287	4.1	February 8, 2012
4.2	Form of Class B Common Stock Certificate.	S-8	333-181566	4.4	May 21, 2012
4.3	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	8-K	333-179287	10.1	April 15, 2019
10.2(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	April 30, 2020
10.2(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.2(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(C)	January 29, 2015
10.2(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017
10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017
10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.2(I)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 30, 2020

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3+	Bonus Plan.	10-Q	001-35551	10.3	April 25, 2019
10.4+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.5+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.6+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.7+	Amended and Restated Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.8+	Offer Letter, dated May 6, 2019, between Registrant and Jennifer G. Newstead.	10-Q	001-35551	10.3	April 30, 2020
10.9+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.10+	Executive Sales Incentive Plan.	10-Q	001-35551	10.4	July 25, 2019
10.11+	Director Compensation Policy.	10-Q	001-35551	10.2	July 31, 2020
10.12+	Form Indemnification Agreement Relating to Subsidiary Operations.					X
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 27th day of January 2021.

FACEBOOK, INC.

Date:	January 27, 2021	/s/ David M. Wehner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 27, 2021
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	January 27, 2021
David M. Wehner

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	January 27, 2021
Susan J.S. Taylor

/s/ Peggy Alford	Director	January 27, 2021
Peggy Alford

/s/ Marc L. Andreessen	Director	January 27, 2021
Marc L. Andreessen

/s/ Andrew W. Houston	Director	January 27, 2021
Andrew W. Houston

/s/ Nancy Killefer	Director	January 27, 2021
Nancy Killefer

/s/ Robert M. Kimmitt	Director	January 27, 2021
Robert M. Kimmitt

/s/ Sheryl K. Sandberg	Director	January 27, 2021
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	January 27, 2021
Peter A. Thiel

/s/ Tracey T. Travis	Director	January 27, 2021
Tracey T. Travis