Form 10-Q
period 2021-03-31
Facebook Inc
filed 2021-04-29
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,396,047,121	shares outstanding as of April 23, 2021
Class B Common Stock	$0.000006 par value	439,417,713	shares outstanding as of April 23, 2021

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,513	$17,576
Marketable securities	44,706	44,378
Accounts receivable, net of allowances of $111 million and $114 million as of March 31, 2021 and December 31, 2020, respectively	10,276	11,335
Prepaid expenses and other current assets	2,827	2,381
Total current assets	77,322	75,670
Equity investments	6,342	6,234
Property and equipment, net	47,720	45,633
Operating lease right-of-use assets, net	10,202	9,348
Intangible assets, net	505	623
Goodwill	19,056	19,050
Other assets	2,376	2,758
Total assets	$163,523	$159,316

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$878	$1,331
Partners payable	1,006	1,093
Operating lease liabilities, current	1,040	1,023
Accrued expenses and other current liabilities	9,411	11,152
Deferred revenue and deposits	382	382
Total current liabilities	12,717	14,981
Operating lease liabilities, non-current	10,574	9,631
Other liabilities	6,575	6,414
Total liabilities	29,866	31,026
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,400 million and 2,406 million shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively; 4,141 million Class B shares authorized, 441 million and 443 million shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	51,160	50,018
Accumulated other comprehensive income	154	927
Retained earnings	82,343	77,345
Total stockholders' equity	133,657	128,290
Total liabilities and stockholders' equity	$163,523	$159,316
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$26,171	$17,737
Costs and expenses:
Cost of revenue	5,131	3,459
Research and development	5,197	4,015
Marketing and sales	2,843	2,787
General and administrative	1,622	1,583
Total costs and expenses	14,793	11,844
Income from operations	11,378	5,893
Interest and other income (expense), net	125	(32)
Income before provision for income taxes	11,503	5,861
Provision for income taxes	2,006	959
Net income	$9,497	$4,902
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.34	$1.72
Diluted	$3.30	$1.71
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,847	2,851
Diluted	2,882	2,868
Share-based compensation expense included in costs and expenses:
Cost of revenue	$118	$94
Research and development	1,408	999
Marketing and sales	174	149
General and administrative	130	93
Total share-based compensation expense	$1,830	$1,335
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$9,497	$4,902
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(601)	(376)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(172)	321
Comprehensive income	$8,724	$4,847
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2021						Three Months Ended March 31, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,849	$—	$50,018	$927	$77,345	$128,290	2,852	$—	$45,851	$(489)	$55,692	$101,054
Issuance of common stock	11	—	—	—	—	—	8	—	—	—	—	—
Shares withheld related to net share settlement	(4)	—	(688)	—	(389)	(1,077)	(3)	—	(498)	—	(192)	(690)
Share-based compensation	—	—	1,830	—	—	1,830	—	—	1,335	—	—	1,335
Share repurchases	(15)	—	—	—	(4,110)	(4,110)	(6)	—	—	—	(1,242)	(1,242)
Other comprehensive loss	—	—	—	(773)	—	(773)	—	—	—	(55)	—	(55)
Net income	—	—	—	—	9,497	9,497	—	—	—	—	4,902	4,902
Balances at end of period	2,841	$—	$51,160	$154	$82,343	$133,657	2,851	$—	$46,688	$(544)	$59,160	$105,304

See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$9,497	$4,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,972	1,597
Share-based compensation	1,830	1,335
Deferred income taxes	418	477
Other	(66)	6
Changes in assets and liabilities:
Accounts receivable	849	2,046
Prepaid expenses and other current assets	(461)	(29)
Other assets	(10)	(16)
Accounts payable	(250)	(44)
Partners payable	(72)	(169)
Accrued expenses and other current liabilities	(1,681)	980
Deferred revenue and deposits	6	(16)
Other liabilities	210	(68)
Net cash provided by operating activities	12,242	11,001
Cash flows from investing activities
Purchases of property and equipment	(4,272)	(3,558)
Purchases of marketable securities	(6,231)	(7,884)
Sales of marketable securities	1,650	2,764
Maturities of marketable securities	3,981	4,644
Other investing activities	(2)	(75)
Net cash used in investing activities	(4,874)	(4,109)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,077)	(690)
Repurchases of Class A common stock	(3,939)	(1,250)
Principal payments on finance leases	(151)	(100)
Net change in overdraft in cash pooling entities	(50)	(80)
Other financing activities	32	98
Net cash used in financing activities	(5,185)	(2,022)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(246)	(222)
Net increase in cash, cash equivalents, and restricted cash	1,937	4,648
Cash, cash equivalents, and restricted cash at beginning of the period	17,954	19,279
Cash, cash equivalents, and restricted cash at end of the period	$19,891	$23,927

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$19,513	$23,618
Restricted cash, included in prepaid expenses and other current assets	257	137
Restricted cash, included in other assets	121	172
Total cash, cash equivalents, and restricted cash	$19,891	$23,927
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow data
Cash paid for income taxes	$2,907	$209
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,198	$1,603
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$118	$148
Repurchases of Class A common stock in accrued expenses and other current liabilities	$240	$35
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The condensed consolidated financial statements include the accounts of Facebook, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2021.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of equity investments, income taxes, loss contingencies, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectibility of accounts receivable, credit losses of available-for-sale debt securities, fair value of financial instruments, and leases. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recently Adopted Accounting Pronouncements
On January 1, 2021, we adopted Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Revenue
Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Advertising	$25,439	$17,440
Other revenue	732	297
Total revenue	$26,171	$17,737
Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2021	2020
United States and Canada(1)	$11,436	$8,012
Europe(2)	6,384	4,150
Asia-Pacific	6,101	3,971
Rest of World(2)	2,250	1,604
Total revenue	$26,171	$17,737
____________________________________
(1)    United States revenue was $10.75 billion and $7.55 billion for the three months ended March 31, 2021 and 2020, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Our total deferred revenue was $378 million and $371 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we expect $334 million of our deferred revenue to be realized in less than a year.

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
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three months ended March 31, 2021 and 2020.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$8,025	$1,472	$4,138	$764
Denominator
Weighted-average shares outstanding	2,406	441	2,407	444
Basic EPS	$3.34	$3.34	$1.72	$1.72
Diluted EPS:
Numerator
Net income	$8,025	$1,472	$4,138	$764
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,472	—	764	—
Reallocation of net income to Class B common stock	—	(18)	—	(5)
Net income for diluted EPS	$9,497	$1,454	$4,902	$759
Denominator
Number of shares used for basic EPS computation	2,406	441	2,407	444
Conversion of Class B to Class A common stock	441	—	444	—
Weighted-average effect of dilutive RSUs and employee stock options	35	—	17	—
Number of shares used for diluted EPS computation	2,882	441	2,868	444
Diluted EPS	$3.30	$3.30	$1.71	$1.71

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$6,391	$6,488
Money market funds	12,291	9,755
U.S. government securities	496	1,016
Certificate of deposits and time deposits	269	305
Corporate debt securities	66	12
Total cash and cash equivalents	19,513	17,576
Marketable securities:
U.S. government securities	21,747	20,921
U.S. government agency securities	11,345	11,698
Corporate debt securities	11,614	11,759
Total marketable securities	44,706	44,378
Total cash and cash equivalents and marketable securities	$64,219	$61,954
The gross unrealized gains on our marketable securities were $492 million and $641 million as of March 31, 2021 and December 31, 2020, respectively. The gross unrealized losses on our marketable securities were not material as of March 31, 2021 and December 31, 2020. The allowance for credit losses was not material as of March 31, 2021.
The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2021
Due within one year	$12,710
Due after one year to five years	31,996
Total	$44,706

Note 5. Equity Investments
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. The changes in the carrying value of equity investments for the three months ended March 31, 2021 are as follows (in millions):

Balance as of December 31, 2020	$6,234
Impairment	(10)
Adjustments	118
Balance as of March 31, 2021	$6,342

Note 6. Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$12,291	$12,291	$—
U.S. government securities	496	496	—
Certificate of deposits and time deposits	269	—	269
Corporate debt securities	66	—	66
Marketable securities:
U.S. government securities	21,747	21,747	—
U.S. government agency securities	11,345	11,345	—
Corporate debt securities	11,614	—	11,614
Total cash equivalents and marketable securities	$57,828	$45,879	$11,949

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$9,755	$9,755	$—
U.S. government securities	1,016	1,016	—
Certificate of deposits and time deposits	305	—	305
Corporate debt securities	12	—	12
Marketable securities:
U.S. government securities	20,921	20,921	—
U.S. government agency securities	11,698	11,698	—
Corporate debt securities	11,759	—	11,759
Total cash equivalents and marketable securities	$55,466	$43,390	$12,076

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We have other assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material as of March 31, 2021 and December 31, 2020.

Note 7. Property and Equipment
Property and equipment, net consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land	$1,360	$1,326
Buildings	18,075	17,360
Leasehold improvements	4,946	4,321
Network equipment	22,580	22,003
Computer software, office equipment and other	2,533	2,458
Finance lease right-of-use assets	2,398	2,295
Construction in progress	12,318	11,288
Total	64,210	61,051
Less: Accumulated depreciation	(16,490)	(15,418)
Property and equipment, net	$47,720	$45,633
Depreciation expense on property and equipment was $1.85 billion and $1.49 billion for the three months ended March 31, 2021 and 2020, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings.

Note 8. Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, data centers, land, colocations, and equipment. We have also entered into various non-cancelable finance lease agreements for certain network equipment. Our leases have original lease periods expiring between the remainder of 2021 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$81	$60
Interest	4	3
Operating lease cost	362	340
Variable lease cost and other, net	66	60
Total lease cost	$513	$463

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	12.5 years	12.2 years
Finance leases	14.8 years	14.9 years
Weighted-average discount rate
Operating leases	2.9%	3.1%
Finance leases	2.9%	2.9%
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021 (in millions):

	Operating Leases	Finance Leases
The remainder of 2021	$957	$53
2022	1,420	52
2023	1,331	44
2024	1,270	42
2025	1,106	42
Thereafter	8,318	413
Total undiscounted cash flows	14,402	646
Less: Imputed interest	(2,788)	(119)
Present value of lease liabilities	$11,614	$527

Lease liabilities, current	$1,040	$53
Lease liabilities, non-current	10,574	474
Present value of lease liabilities	$11,614	$527
The table above does not include lease payments that were not fixed at commencement or lease modification. As of March 31, 2021, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $6.14 billion and $543 million, respectively, mostly for offices, data centers and network equipment. These operating and finance leases will commence between the remainder of 2021 and 2025 with lease terms of greater than one year to 30 years.
Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$329	$276
Operating cash flows for finance leases	$4	$3
Financing cash flows for finance leases	$151	$100
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,282	$304
Finance leases	$24	$25

Note 9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows (in millions):

Balance as of December 31, 2020	$19,050
Effect of currency translation and other adjustments	6
Balance as of March 31, 2021	$19,056
The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		March 31, 2021			December 31, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	0.5	$2,057	$(1,912)	$145	$2,057	$(1,840)	$217
Acquired technology	2.7	1,297	(1,114)	183	1,297	(1,088)	209
Acquired patents	3.9	805	(688)	117	805	(677)	128
Trade names	1.5	636	(626)	10	636	(622)	14
Other	3.0	223	(173)	50	223	(168)	55
Total intangible assets		$5,018	$(4,513)	$505	$5,018	$(4,395)	$623
Amortization expense of intangible assets was $118 million and $111 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2021	$269
2022	121
2023	53
2024	29
2025	17
Thereafter	16
Total	$505

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
Other Contractual Commitments
We also have $9.07 billion of non-cancelable contractual commitments as of March 31, 2021, which are primarily related to our investments in network infrastructure, consumer hardware and content costs. The majority of these commitments are due within five years.

Legal and Related Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion, which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On February 26, 2021, the court granted final approval of the settlement and the payment was made in March 2021. On March 27 and March 29, 2021, objectors filed notices of appeal of the order granting final approval of the settlement.
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
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleges that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of March 31, 2021, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through March 31, 2021.

Note 11. Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the three months ended March 31, 2021, we repurchased and subsequently retired 15 million shares of our Class A common stock for an aggregate amount of $4.11 billion. As of March 31, 2021, $29.49 billion remained available and authorized for repurchases.
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
Share-based Compensation Plans
We maintain one active share-based employee compensation plan, the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan). Our Amended 2012 Plan provides for the issuance of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited under our stock plan are added to the reserves of the Amended 2012 Plan. We account for forfeitures as they occur.
Share-based compensation expense consists of the Company's RSUs expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period.
Effective January 1, 2021, there were 145 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. Pursuant to the automatic increase provision under our Amended 2012 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2021:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2020	96,733	$181.88
Granted	41,138	$291.53
Vested	(10,446)	$173.19
Forfeited	(2,286)	$180.23
Unvested at March 31, 2021	125,139	$218.68
The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2021 and 2020 was $2.83 billion and $1.80 billion, respectively.
As of March 31, 2021, there was $26.25 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
Our gross unrecognized tax benefits were $8.85 billion and $8.69 billion on March 31, 2021 and December 31, 2020, respectively. If the gross unrecognized tax benefits as of March 31, 2021 were realized in a future period, this would result in a tax benefit of $4.93 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $811 million and $774 million as of March 31, 2021 and December 31, 2020, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.
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
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS’s amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and a second session is expected to continue beginning in October 2021. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of March 31, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 13. Geographical Information
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	March 31, 2021	December 31, 2020
United States	$45,586	$43,128
Rest of the world (1)	12,336	11,853
Total long-lived assets	$57,922	$54,981
____________________________________
(1)    No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our community metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
Certain revenue information in the section entitled "—Three Months Ended March 31, 2021 and 2020—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of First Quarter Results
Our key community metrics and financial results for the first quarter of 2021 are as follows:
Community growth:
•Facebook daily active users (DAUs) were 1.88 billion on average for March 2021, an increase of 8% year-over-year.
•Facebook monthly active users (MAUs) were 2.85 billion as of March 31, 2021, an increase of 10% year-over-year.
•Family daily active people (DAP) was 2.72 billion on average for March 2021, an increase of 15% year-over-year.
•Family monthly active people (MAP) was 3.45 billion as of March 31, 2021, an increase of 15% year-over-year.
Financial results:
•Revenue was $26.17 billion, up 48% year-over-year, and advertising revenue was $25.44 billion, up 46% year-over‑year.
•Total costs and expenses were $14.79 billion, up 25% year-over-year.
•Income from operations was $11.38 billion, and operating margin was 43%.
•Net income was $9.50 billion, with diluted earnings per share of $3.30.
•Capital expenditures, including principal payments on finance leases, were $4.42 billion.
•Effective tax rate was 17%.
•Cash and cash equivalents and marketable securities were $64.22 billion as of March 31, 2021.
•Headcount was 60,654 as of March 31, 2021, an increase of 26% year-over-year.
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

In the first quarter of 2021, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
Our business and results of operations have been impacted by the COVID-19 pandemic and the preventative measures implemented by authorities to help limit the spread of the illness, which have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, particularly in the United States & Canada region. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty and we expect these trends to continue to be subject to volatility.
The COVID-19 pandemic has also previously caused a reduction in the demand for advertising, as well as a related decline in the pricing of our ads, particularly in the second quarter of 2020. More recently, we believe the pandemic has contributed to an acceleration in the shift of commerce from offline to online, as well as increasing consumer demand for purchasing products relative to services, and we experienced increasing demand for advertising as a result of these trends. However, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The impact of the pandemic on user growth and engagement, the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future. In addition, we expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.
We intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our data center capacity, servers, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, including in our consumer hardware initiatives, will continue to drive expense growth in 2021.

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

DAU/MAU:	66%	66%	66%	66%	67%	66%	66%	66%	66%

DAU/MAU:	77%	77%	77%	77%	77%	77%	77%	76%	75%	DAU/MAU:	74%	74%	74%	75%	75%	74%	74%	74%	73%

DAU/MAU:	61%	61%	62%	62%	62%	61%	62%	62%	62%	DAU/MAU:	64%	64%	65%	65%	65%	65%	65%	65%	65%
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 8% to 1.88 billion on average during March 2021 from 1.73 billion during March 2020. Users in India, the Philippines, and Indonesia represented the top three sources of growth in DAUs during March 2021, relative to the same period in 2020.
•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.
As of March 31, 2021, we had 2.85 billion MAUs, an increase of 10% from March 31, 2020. Users in India, Indonesia, and the Philippines represented the top three sources of growth in the first quarter of 2021, relative to the same period in 2020.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2021 in the United States & Canada region was more than 12 times higher than in the Asia-Pacific region.

ARPU:	$6.42	$7.05	$7.26	$8.52	$6.95	$7.05	$7.89	$10.14	$9.27

ARPU:	$30.12	$33.27	$34.55	$41.41	$34.18	$36.49	$39.63	$53.56	$48.03	ARPU:	$9.55	$10.70	$10.68	$13.21	$10.64	$11.03	$12.41	$16.87	$15.49

ARPU:	$2.78	$3.04	$3.24	$3.57	$3.06	$2.99	$3.67	$4.05	$3.94	ARPU:	$1.89	$2.13	$2.24	$2.48	$1.99	$1.78	$2.22	$2.77	$2.64
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

During the first quarter of 2021, worldwide ARPU was $9.27, an increase of 33% from the first quarter of 2020. Over this period, ARPU increased by 46% in Europe, 41% in United States & Canada, 33% in Rest of World and 29% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

DAP/MAP:	78%	78%	78%	78%	79%	79%	79%	79%	79%
Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 40 million DAP to our reported worldwide DAP in June 2020. In the first quarter of 2021, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 60 million DAP to our reported worldwide DAP in March 2021.
Worldwide DAP increased 15% to 2.72 billion on average during March 2021 from 2.36 billion during March 2020.

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
Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 4% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the second quarter of 2020, we updated our Family metrics calculations to reflect recent data from a periodic WhatsApp user survey and to incorporate certain methodology improvements, and we estimate such updates contributed an aggregate of approximately 50 million MAP to our reported worldwide MAP in June 2020. In the first quarter of 2021, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 70 million MAP to our reported worldwide MAP in March 2021.
As of March 31, 2021, we had 3.45 billion MAP, an increase of 15% from 2.99 billion as of March 31, 2020.

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

Revenue
Worldwide
(in $ millions, except ARPP)
30,000
25,000
20,000
15,000
10,000
5,000
0
15,077
165
14,912
16,886
262
16,624
17,652
269
17,383
21,082
346
20,736
17,737
297
17,440
18,687
366
18,321
21,470
249
21,221
28,072
885
27,187
26,171
732
25,439
Mar 31 2019
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021

ARPP:	$5.66	$6.20	$6.33	$7.38	$6.03	$6.10	$6.76	$8.62	$7.75
During the first quarter of 2021, worldwide ARPP was $7.75, an increase of 29% from the first quarter of 2020.

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
Other revenue. Other revenue consists of revenue from the delivery of consumer hardware products, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition and content costs, credit card and other transaction fees related to processing customer transactions, and cost of consumer hardware products sold.
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

Results of Operations
The following table sets forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenue	$26,171	$17,737
Costs and expenses:
Cost of revenue	5,131	3,459
Research and development	5,197	4,015
Marketing and sales	2,843	2,787
General and administrative	1,622	1,583
Total costs and expenses	14,793	11,844
Income from operations	11,378	5,893
Interest and other income (expense), net	125	(32)
Income before provision for income taxes	11,503	5,861
Provision for income taxes	2,006	959
Net income	$9,497	$4,902
The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Costs and expenses:
Cost of revenue	20	20
Research and development	20	23
Marketing and sales	11	16
General and administrative	6	9
Total costs and expenses	57	67
Income from operations	43	33
Interest and other income (expense), net	—	—
Income before provision for income taxes	44	33
Provision for income taxes	8	5
Net income	36%	28%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Share-based compensation expense included in costs and expenses:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cost of revenue	$118	$94
Research and development	1,408	999
Marketing and sales	174	149
General and administrative	130	93
Total share-based compensation expense	$1,830	$1,335

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	—%	1%
Research and development	5	6
Marketing and sales	1	1
General and administrative	—	1
Total share-based compensation expense	7%	8%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Advertising	$25,439	$17,440	46%
Other revenue	732	297	146%
Total revenue	$26,171	$17,737	48%
Revenue in the three months ended March 31, 2021 increased $8.43 billion, or 48%, compared to the same period in 2020. The increase was mostly due to an increase in advertising revenue as a result of increases in the average price per ad and the number of ads delivered.
During the three months ended March 31, 2021, the average price per ad increased by 30%, as compared with a decrease of approximately 16% in the same period in 2020. The increase in average price per ad during the three months ended March 31, 2021 was mainly caused by a recovery from declines in advertising demand due to the COVID-19 pandemic that started in the first quarter of 2020. Additionally, overall advertising demand increased, as compared to the same period in 2020, across our ad products and in all regions in part due to increasing consumer demand for purchasing products relative to services, as well as the shift of commerce from offline to online. During the three months ended March 31, 2021, the number of ads delivered increased by 12%, as compared with an increase of approximately 39% in the same period in 2020. The increase in the ads delivered was driven by increases in users and in the number and frequency of ads displayed across our products.
In the near-term, we anticipate that future advertising revenue growth will be determined primarily by price, which will be influenced by the extent to which we continue to see increasing advertising demand as the effects of the COVID-19 pandemic subside and the related economic recovery progresses, as well as the extent to which changes to the regulatory environment and third-party mobile operating systems and browsers result in limitations on our ad targeting and measurement tools.
Other revenue in the first quarter of 2021 increased $435 million, or 146%, compared to the same period in 2020. The increase in other revenue was primarily due to increased sales in our consumer hardware products.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the three months ended March 31, 2021 compared to the same period in 2020 had a favorable impact on revenue. If we had translated revenue for the three months ended March 31, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $25.47 billion and $24.74 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $706 million and $695 million lower than actual total revenue and advertising revenue, respectively, for the three months ended March 31, 2021.

Cost of revenue

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Cost of revenue	$5,131	$3,459	48%
Percentage of revenue	20%	20%
Cost of revenue in the three months ended March 31, 2021 increased $1.67 billion, or 48%, compared to the same period in 2020. The increase was mostly due to an increase in operational expenses related to our data centers and technical infrastructure, an increase in cost of consumer hardware products sold and, to a lesser extent, higher cost associated with partner arrangements, including traffic acquisition and payment processing costs.
Research and development

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Research and development	$5,197	$4,015	29%
Percentage of revenue	20%	23%
Research and development expenses in the three months ended March 31, 2021 increased $1.18 billion, or 29%, compared to the same period in 2020. The increase was mostly due to higher payroll and benefits expenses as a result of a 35% growth in employee headcount from March 31, 2020 to March 31, 2021 in engineering and other technical functions supporting our continued investment in our family of products and consumer hardware products.
Marketing and sales

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Marketing and sales	$2,843	$2,787	2%
Percentage of revenue	11%	16%
Marketing and sales expenses in the three months ended March 31, 2021 increased $56 million, or 2%, compared to the same period in 2020. The majority of increase was driven by an increase in payroll and benefits expenses, partially offset by a decrease in marketing expenses. Our payroll and benefits expenses increased as a result of a 10% increase in employee headcount from March 31, 2020 to March 31, 2021 in our marketing and sales functions.
General and administrative

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
General and administrative	$1,622	$1,583	2%
Percentage of revenue	6%	9%
General and administrative expenses in the three months ended March 31, 2021 increased $39 million, or 2%, compared to the same period in 2020. The majority of the increase was due to an increase in payroll and benefits expenses, partially offset by lower bad debt expense due to a decrease in our estimated credit losses, compared to the same period in 2020. Our payroll and benefits expenses increased mainly due to a 23% increase in employee headcount from March 31, 2020 to March 31, 2021 in our general and administrative functions.

Interest and other income (expense), net

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Interest income, net	$118	$228	(48)%
Foreign currency exchange losses, net	(93)	(251)	(63)%
Other income (expense), net	100	(9)	NM
Interest and other income (expense), net	$125	$(32)	NM
Interest and other income (expense), net in the three months ended March 31, 2021 increased $157 million compared to the same period in 2020. The increase was due to a decrease in foreign currency exchange losses as a result of foreign currency transactions and re‑measurement and an increase in other income due to net unrealized gains related to our equity investments, partially offset by a decrease in interest income related to lower interest rates compared to the same period in 2020.
Provision for income taxes

	Three Months Ended March 31,
	2021	2020	% change
	(in millions, except for percentages)
Provision for income taxes	$2,006	$959	109%
Effective tax rate	17%	16%
Our provision for income taxes in the three months ended March 31, 2021 increased $1.05 billion, or 109%, compared to the same period in 2020, primarily due to an increase in income from operations. Our effective tax rate did not materially change in the three months ended March 31, 2021 compared to the same period in 2020.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 23, 2021 price, we expect our effective tax rate for the full year of 2021 will be in the high-teens.
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
Unrecognized Tax Benefits. As of March 31, 2021, we had net unrecognized tax benefits of $3.62 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS’s amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and a second session is expected to continue beginning in October 2021. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of March 31, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, and investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $64.22 billion as of March 31, 2021, an increase of $2.27 billion from December 31, 2020. The increase was mostly due to $12.24 billion of cash generated from operations, offset by $4.42 billion for capital expenditures, including principal payments on finance leases, $3.94 billion for repurchases of our Class A common stock, $1.08 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards and $600 million of net purchases of marketable securities.
Cash paid for income taxes was $2.91 billion in the three months ended March 31, 2021. As of March 31, 2021, our federal net operating loss carryforward was $10.61 billion and our federal tax credit carryforward was $444 million. We anticipate the utilization of a significant portion of these net operating losses and credits within the next three years.
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the three months ended March 31, 2021, we repurchased and subsequently retired 15 million shares of our Class A common stock for an aggregate amount of $4.11 billion. As of March 31, 2021, $29.49 billion remained available and authorized for repurchases.
As of March 31, 2021, $8.12 billion of the $64.22 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the three months ended March 31, 2021 mostly consisted of net income adjusted for certain non-cash items, such as $1.97 billion of depreciation and amortization and $1.83 billion of share-based compensation expense, offset by $1.68 billion decrease in accrued expenses and other current liabilities. The increase in cash flow from operating activities during the three months ended March 31, 2021, compared to the same period in 2020, was due to higher net income partially offset by changes in working capital such as a $2.70 billion increase in cash payments of income taxes.
Cash Used in Investing Activities
Cash used in investing activities during the three months ended March 31, 2021 was primarily from $4.27 billion of purchases of property and equipment as we continued to invest in data centers, servers, office facilities, and network infrastructure. The increase in cash used in investing activities during the three months ended March 31, 2021, compared to the same period in 2020, was mostly due to an increase in purchases of property and equipment.
We anticipate making capital expenditures of approximately $19 billion to $21 billion in 2021.
Cash Used in Financing Activities
Cash used in financing activities during the three months ended March 31, 2021 mostly consisted of $3.94 billion for repurchases of our Class A common stock and $1.08 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to an increase in repurchases of our Class A common stock.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are primarily related to our investments in network infrastructure, consumer hardware and content costs. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2021:

		Payment Due by Period
	Total	The remainder of 2021	2022-2023	2024-2025	Thereafter
	(in millions)
Operating lease obligations, including imputed interest(1)	$20,548	$959	$3,007	$3,082	$13,500
Finance lease obligations, including imputed interest(1)	1,193	241	266	117	569
Transition tax payable	1,543	—	300	1,243	—
Other contractual commitments	9,067	4,778	1,550	450	2,289
Total contractual obligations	$32,351	$5,978	$5,123	$4,892	$16,358
____________________________________
(1)    Includes variable lease payments that were fixed subsequent to lease commencement or modification.
Additionally, as part of the normal course of the business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $5.73 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
Our other liabilities also include $3.62 billion related to net uncertain tax positions as of March 31, 2021. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
An accounting policy is deemed to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on our condensed consolidated financial statements is material. We believe that the assumptions and estimates associated with gross vs. net in revenue recognition, valuation of equity investments, income taxes, loss contingencies, and valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses, net of $93 million and $251 million were recognized in the three months ended March 31, 2021 and 2020, respectively, as interest and other income (expense), net in our condensed consolidated statements of income.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $822 million and $794 million in the market value of our available-for-sale debt securities as of March 31, 2021 and December 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Equity Investment Risk
Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID-19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of March 31, 2021 and December 31, 2020. Our equity investments had a carrying value of $6.34 billion and $6.23 billion as of March 31, 2021 and December 31, 2020, respectively.
For additional information about our equity investments, see Note 5 — Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On February 26, 2021, the court granted final approval of the settlement, and the payment was made in March 2021. On March 27 and March 29, 2021, objectors filed notices of appeal of the order granting final approval of the settlement.
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
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in the first half of 2021. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters" in this Quarterly Report on Form 10-Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
In addition, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleges that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, and in each of the third and fourth quarters of 2020, we experienced slight declines on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and we expect these trends to continue to be subject to volatility. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:
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
•we are unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, or are otherwise limited in our business operations, as a result of European regulators, courts, or legislative bodies determining that our reliance on Standard Contractual Clauses (SCCs) or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;
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
•user behavior or product changes that may reduce traffic to features or products that we successfully monetize, including as a result of increased usage of the Stories format or our video or messaging products;
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
•limitations on our ability to offer a number of our most significant products and services, including Facebook and Instagram, in Europe as a result of European regulators, courts, or legislative bodies determining that our reliance on SCCs or other legal bases we rely upon to transfer user data from the European Union to the United States is invalid;
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
We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with upcoming expanded control over third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in April 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS 14 operating system that will reduce our and other iOS developers' ability to target and measure advertising, which we expect will in turn reduce the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue, and if we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and more recently released changes to iOS 14 that will limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
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
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in subsequent quarters, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, as well as increasing consumer demand for purchasing products relative to services, which in turn have increased demand for our advertising services; however, it is possible that this increased demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
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
Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has released changes to iOS 14 that will limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. As the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.
In 2020, the increase in the use of our products as a result of the COVID-19 pandemic increased demands on our technical infrastructure. We may not be able to accommodate any such demands in the future, including as a result of our reduced data center operations and personnel working remotely during the pandemic.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 60,654 as of March 31, 2021 from 48,268 as of March 31, 2020, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience such challenges to productivity and collaboration as some personnel transition to working remotely on a regular basis, and we may experience difficulties integrating recently hired personnel when our offices re-open. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We also must manage our obligations to comply with laws and regulations related to import and export controls, sanctions, and embargoes, including regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of anti-corruption laws or regulations, import and export controls, and other laws, rules, sanctions, embargoes, and regulations.
If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.
We face design, manufacturing, and supply chain risks that, if not properly managed, could adversely impact our financial results.
We face a number of risks related to design, manufacturing, and supply chain management with respect to our consumer hardware products. For example, the consumer hardware products we sell from time to time have had, and in the future may have quality issues resulting from the design or manufacture of the products, or from the software used in the products. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Our brand and financial results could be adversely affected by any such quality issues, other failures to meet our customers' expectations, or findings of our consumer hardware products to be defective.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. The issuance of additional regulatory or accounting guidance related to the Tax Act, or other executive or Congressional actions in the United States (including, for example, if the Made in America tax plan released in March 2021 were to become law), could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.
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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the three months ended March 31, 2021, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $206 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant challenges in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located, whether as a result of competition with other companies, challenges due to the high cost of living, facilities and infrastructure constraints, or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or regulatory changes may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is contingent on SCCs being held to satisfy certain new conditions that are yet to be clearly defined and will be the subject of future regulatory guidance (and the European Commission has proposed new SCCs, which are expected to be adopted in the first half of 2021). In addition, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020, and the court ordered the IDPC not to take further steps in respect of the inquiry until the judicial review proceedings conclude (subject to the IDPC's right to apply to vary or lift this order), which we expect to occur in the first half of 2021. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. We have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators have recently issued new guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed Digital Markets Act in the European Union could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services and product design. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
In addition, from time to time, we are subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/

or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice, the U.S. House of Representatives, and state attorneys general. In December 2020, the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed complaints against us in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The lawsuits of the FTC and attorneys general both seek a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp.
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
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are required to implement by June 2021. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has in the past, and may in the future, result in the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. In addition, changes to Section 230 of the Communications Decency Act may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. A new Digital Services Act has also been proposed in the European Union that is expected to take effect in early 2023 and may significantly increase our compliance costs. Any of the foregoing events could adversely affect our business and financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $304.67 through March 31, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2021	2,375	$265.37	2,375	$32,973
February 1 - 28, 2021	2,375	$266.54	2,375	$32,340
March 1 - 31, 2021	10,280	$276.97	10,280	$29,492
	15,030		15,030
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

(2)Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Offer letter, dated June 5, 2020, between Registrant and Christopher K. Cox.					X
10.2	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of April 2021.

FACEBOOK, INC.

Date: April 28, 2021	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2021	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)