Form 10-Q
period 2021-06-30
Facebook Inc
filed 2021-07-29
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,383,812,263	shares outstanding as of July 23, 2021
Class B Common Stock	$0.000006 par value	435,632,238	shares outstanding as of July 23, 2021

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

To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,186	$17,576
Marketable securities	47,894	44,378
Accounts receivable, net of allowances of $108 million and $114 million as of June 30, 2021 and December 31, 2020, respectively	11,698	11,335
Prepaid expenses and other current assets	4,919	2,381
Total current assets	80,697	75,670
Equity investments	6,393	6,234
Property and equipment, net	50,909	45,633
Operating lease right-of-use assets, net	10,525	9,348
Intangible assets, net	514	623
Goodwill	19,219	19,050
Other assets	2,352	2,758
Total assets	$170,609	$159,316

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$973	$1,331
Partners payable	949	1,093
Operating lease liabilities, current	1,051	1,023
Accrued expenses and other current liabilities	11,510	11,152
Deferred revenue and deposits	391	382
Total current liabilities	14,874	14,981
Operating lease liabilities, non-current	10,956	9,631
Other liabilities	6,552	6,414
Total liabilities	32,382	31,026
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,389 million and 2,406 million shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively; 4,141 million Class B shares authorized, 437 million and 443 million shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	52,845	50,018
Accumulated other comprehensive income	285	927
Retained earnings	85,097	77,345
Total stockholders' equity	138,227	128,290
Total liabilities and stockholders' equity	$170,609	$159,316
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$29,077	$18,687	$55,248	$36,423
Costs and expenses:
Cost of revenue	5,399	3,829	10,530	7,288
Research and development	6,096	4,462	11,293	8,477
Marketing and sales	3,259	2,840	6,102	5,627
General and administrative	1,956	1,593	3,578	3,175
Total costs and expenses	16,710	12,724	31,503	24,567
Income from operations	12,367	5,963	23,745	11,856
Interest and other income, net	146	168	271	136
Income before provision for income taxes	12,513	6,131	24,016	11,992
Provision for income taxes	2,119	953	4,124	1,911
Net income	$10,394	$5,178	$19,892	$10,081
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.67	$1.82	$7.00	$3.54
Diluted	$3.61	$1.80	$6.90	$3.51
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,834	2,850	2,841	2,851
Diluted	2,877	2,879	2,881	2,876
Share-based compensation expense included in costs and expenses:
Cost of revenue	$163	$117	$281	$211
Research and development	1,967	1,261	3,376	2,260
Marketing and sales	239	187	413	336
General and administrative	179	130	309	223
Total share-based compensation expense	$2,548	$1,695	$4,379	$3,030
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,394	$5,178	$19,892	$10,081
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	169	247	(432)	(129)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(38)	155	(210)	476
Comprehensive income	$10,525	$5,580	$19,250	$10,428
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,841	$—	$51,160	$154	$82,343	$133,657	2,851	$—	$46,688	$(544)	$59,160	$105,304
Issuance of common stock	11	—	—	—	—	—	10	—	—	—	—	—
Shares withheld related to net share settlement	(4)	—	(863)	—	(491)	(1,354)	(4)	—	(578)	—	(175)	(753)
Share-based compensation	—	—	2,548	—	—	2,548	—	—	1,695	—	—	1,695
Share repurchases	(22)	—	—	—	(7,149)	(7,149)	(7)	—	—	—	(1,379)	(1,379)
Other comprehensive income	—	—	—	131	—	131	—	—	—	402	—	402
Net income	—	—	—	—	10,394	10,394	—	—	—	—	5,178	5,178
Balances at end of period	2,826	$—	$52,845	$285	$85,097	$138,227	2,850	$—	$47,805	$(142)	$62,784	$110,447

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,849	$—	$50,018	$927	$77,345	$128,290	2,852	$—	$45,851	$(489)	$55,692	$101,054
Issuance of common stock	22	—	—	—	—	—	18	—	—	—	—	—
Shares withheld related to net share settlement	(8)	—	(1,552)	—	(880)	(2,432)	(7)	—	(1,076)	—	(368)	(1,444)
Share-based compensation	—	—	4,379	—	—	4,379	—	—	3,030	—	—	3,030
Share repurchases	(37)	—	—	—	(11,260)	(11,260)	(13)	—	—	—	(2,621)	(2,621)
Other comprehensive (loss) income	—	—	—	(642)	—	(642)	—	—	—	347	—	347
Net income	—	—	—	—	19,892	19,892	—	—	—	—	10,081	10,081
Balances at end of period	2,826	$—	$52,845	$285	$85,097	$138,227	2,850	$—	$47,805	$(142)	$62,784	$110,447
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$19,892	$10,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,958	3,301
Share-based compensation	4,379	3,030
Deferred income taxes	647	690
Other	(88)	49
Changes in assets and liabilities:
Accounts receivable	(517)	1,924
Prepaid expenses and other current assets	(2,313)	(353)
Other assets	(195)	(15)
Accounts payable	(134)	(100)
Partners payable	(133)	(158)
Accrued expenses and other current liabilities	(200)	(3,016)
Deferred revenue and deposits	9	(1)
Other liabilities	184	(554)
Net cash provided by operating activities	25,489	14,878
Cash flows from investing activities
Purchases of property and equipment	(8,884)	(6,813)
Purchases of marketable securities	(16,528)	(14,063)
Sales of marketable securities	6,337	5,381
Maturities of marketable securities	6,327	7,868
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(259)	(372)
Other investing activities	(62)	(288)
Net cash used in investing activities	(13,069)	(8,287)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,432)	(1,444)
Repurchases of Class A common stock	(11,018)	(2,618)
Principal payments on finance leases	(274)	(209)
Net change in overdraft in cash pooling entities	3	(17)
Other financing activities	(13)	114
Net cash used in financing activities	(13,734)	(4,174)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(129)	(127)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,443)	2,290
Cash, cash equivalents, and restricted cash at beginning of the period	17,954	19,279
Cash, cash equivalents, and restricted cash at end of the period	$16,511	$21,569

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$16,186	$21,045
Restricted cash, included in prepaid expenses and other current assets	201	308
Restricted cash, included in other assets	124	216
Total cash, cash equivalents, and restricted cash	$16,511	$21,569
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow data
Cash paid for income taxes	$6,294	$1,250
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,249	$1,592
Acquisition of businesses and other investments in accrued expenses and other current liabilities and other liabilities	$73	$316
Other current assets through financing arrangements in accrued expenses and other current liabilities	$381	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$310	$46
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

Note 2. Revenue
Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advertising	$28,580	$18,321	$54,018	$35,760
Other revenue	497	366	1,230	663
Total revenue	$29,077	$18,687	$55,248	$36,423
Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States and Canada(1)	$12,612	$8,292	$24,048	$16,304
Europe(2)	7,220	4,249	13,604	8,398
Asia-Pacific	6,677	4,611	12,778	8,582
Rest of World(2)	2,568	1,535	4,818	3,139
Total revenue	$29,077	$18,687	$55,248	$36,423
____________________________________
(1)    United States revenue was $11.82 billion and $7.83 billion for the three months ended June 30, 2021 and 2020, respectively, and $22.57 billion and $15.38 billion for the six months ended June 30, 2021 and 2020, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Our total deferred revenue was $386 million and $371 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we expect $348 million of our deferred revenue to be realized in less than a year.

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
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and six months ended June 30, 2021 and 2020.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$8,785	$1,609	$4,371	$807	$16,810	$3,082	$8,509	$1,572
Denominator
Weighted-average shares outstanding	2,395	439	2,406	444	2,401	440	2,407	444
Basic EPS	$3.67	$3.67	$1.82	$1.82	$7.00	$7.00	$3.54	$3.54
Diluted EPS:
Numerator
Net income	$8,785	$1,609	$4,371	$807	$16,810	$3,082	$8,509	$1,572
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,609	—	807	—	3,082	—	1,572	—
Reallocation of net income to Class B common stock	—	(24)	—	(8)	—	(44)	—	(13)
Net income for diluted EPS	$10,394	$1,585	$5,178	$799	$19,892	$3,038	$10,081	$1,559
Denominator
Number of shares used for basic EPS computation	2,395	439	2,406	444	2,401	440	2,407	444
Conversion of Class B to Class A common stock	439	—	444	—	440	—	444	—
Weighted-average effect of dilutive RSUs	43	—	29	—	40	—	25	—
Number of shares used for diluted EPS computation	2,877	439	2,879	444	2,881	440	2,876	444
Diluted EPS	$3.61	$3.61	$1.80	$1.80	$6.90	$6.90	$3.51	$3.51

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$6,132	$6,488
Money market funds	9,346	9,755
U.S. government securities	298	1,016
Certificate of deposits and time deposits	355	305
Corporate debt securities	55	12
Total cash and cash equivalents	16,186	17,576
Marketable securities:
U.S. government securities	23,184	20,921
U.S. government agency securities	10,705	11,698
Corporate debt securities	14,005	11,759
Total marketable securities	47,894	44,378
Total cash and cash equivalents and marketable securities	$64,080	$61,954
The gross unrealized gains on our marketable securities were $410 million and $641 million as of June 30, 2021 and December 31, 2020, respectively. The gross unrealized losses on our marketable securities were not material as of June 30, 2021 and December 31, 2020. The allowance for credit losses was not material as of June 30, 2021 and December 31, 2020.
The following table classifies our marketable securities by contractual maturities (in millions):

June 30, 2021
Due within one year	$11,819
Due after one year to five years	36,075
Total	$47,894

Note 5. Equity Investments
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. The changes in the carrying value of equity investments for the six months ended June 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$6,234
Additions	20
Impairment	(10)
Adjustments	149
Balance as of June 30, 2021	$6,393

Note 6. Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$9,346	$9,346	$—
U.S. government securities	298	298	—
Certificate of deposits and time deposits	355	—	355
Corporate debt securities	55	—	55
Marketable securities:
U.S. government securities	23,184	23,184	—
U.S. government agency securities	10,705	10,705	—
Corporate debt securities	14,005	—	14,005
Total cash equivalents and marketable securities	$57,948	$43,533	$14,415

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$9,755	$9,755	$—
U.S. government securities	1,016	1,016	—
Certificate of deposits and time deposits	305	—	305
Corporate debt securities	12	—	12
Marketable securities:
U.S. government securities	20,921	20,921	—
U.S. government agency securities	11,698	11,698	—
Corporate debt securities	11,759	—	11,759
Total cash equivalents and marketable securities	$55,466	$43,390	$12,076
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We have other assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The aggregate absolute value of these Level 3 assets and liabilities was not material as of June 30, 2021 and December 31, 2020.

Note 7. Property and Equipment
Property and equipment, net consists of the following (in millions):

	June 30, 2021	December 31, 2020
Land	$1,428	$1,326
Buildings	19,873	17,360
Leasehold improvements	5,294	4,321
Network equipment	24,085	22,003
Computer software, office equipment and other	2,814	2,458
Finance lease right-of-use assets	2,557	2,295
Construction in progress	12,593	11,288
Total	68,644	61,051
Less: Accumulated depreciation	(17,735)	(15,418)
Property and equipment, net	$50,909	$45,633
Depreciation expense on property and equipment was $1.86 billion and $1.58 billion for the three months ended June 30, 2021 and 2020, respectively, and $3.72 billion and $3.07 billion for the six months ended June 30, 2021 and 2020, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure to support our data centers around the world, and office buildings.

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
The components of lease costs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$83	$60	$164	$120
Interest	4	4	7	7
Operating lease cost	371	344	733	684
Variable lease cost and other, net	59	57	126	117
Total lease cost	$517	$465	$1,030	$928
Supplemental balance sheet information related to leases is as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	12.5 years	12.2 years
Finance leases	14.7 years	14.9 years
Weighted-average discount rate
Operating leases	3.0%	3.1%
Finance leases	2.8%	2.9%
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021 (in millions):

	Operating Leases	Finance Leases
The remainder of 2021	$613	$51
2022	1,448	55
2023	1,436	49
2024	1,329	43
2025	1,164	43
Thereafter	8,912	434
Total undiscounted cash flows	14,902	675
Less: Imputed interest	(2,895)	(119)
Present value of lease liabilities	$12,007	$556

Lease liabilities, current	$1,051	$63
Lease liabilities, non-current	10,956	493
Present value of lease liabilities	$12,007	$556
The table above does not include lease payments that were not fixed at commencement or lease modification. As of June 30, 2021, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $5.93 billion and $887 million, respectively, for offices, network equipment and data centers. These operating and finance leases will commence between the remainder of 2021 and 2025 with lease terms of greater than one year to 30 years.
Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$682	$572
Operating cash flows for finance leases	$7	$7
Financing cash flows for finance leases	$274	$209
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,941	$689
Finance leases	$70	$33

Note 9. Goodwill and Intangible Assets
During the six months ended June 30, 2021, we purchased certain intangible assets and completed several business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the six months ended June 30, 2021 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$19,050
Goodwill acquired	170
Effect of currency translation adjustment	(1)
Balance as of June 30, 2021	$19,219
The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		June 30, 2021			December 31, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	0.3	$2,057	$(1,984)	$73	$2,057	$(1,840)	$217
Acquired technology	2.6	1,401	(1,144)	257	1,297	(1,088)	209
Acquired patents	3.7	827	(699)	128	805	(677)	128
Trade names	2.2	641	(631)	10	636	(622)	14
Other	2.7	223	(177)	46	223	(168)	55
Total intangible assets		$5,149	$(4,635)	$514	$5,018	$(4,395)	$623
Amortization expense of intangible assets was $122 million and $118 million for the three months ended June 30, 2021 and 2020, respectively, and $240 million and $229 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2021	$173
2022	163
2023	95
2024	49
2025	18
Thereafter	16
Total	$514

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
Other Contractual Commitments
We also have $12.85 billion of non-cancelable contractual commitments as of June 30, 2021, which are primarily related to our investments in network infrastructure, consumer hardware and content costs. These commitments are primarily due within five years.
Legal and Related Matters
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion, which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, which asserts breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On February 26, 2021, the court granted final approval of the settlement, and the payment was made in March 2021. On March 27 and March 29, 2021, objectors filed notices of appeal of the order granting final approval of the settlement. On June 15, 2021, one of the objectors filed a motion to dismiss the appeal voluntarily, and the court entered such dismissal on June 22, 2021.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes, but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. On November 15, 2020, the court granted preliminary approval of the settlement. On May 6, 2021, the court granted final approval of the settlement. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries.
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
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. The court set a deadline of August 19, 2021 for the FTC to file any amended complaint. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of June 30, 2021, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through June 30, 2021.

Note 11. Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the six months ended June 30, 2021, we repurchased and subsequently retired 37 million shares of our Class A common stock for an aggregate amount of $11.26 billion. As of June 30, 2021, $22.34 billion remained available and authorized for repurchases.
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
The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2021:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2020	96,733	$181.88
Granted	46,177	$294.54
Vested	(22,009)	$188.28
Forfeited	(6,206)	$200.23
Unvested at June 30, 2021	114,695	$225.01
The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2021 and 2020 was $3.65 billion and $2.04 billion, respectively, and $6.48 billion and $3.84 billion during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, there was $24.48 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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
Our gross unrecognized tax benefits were $9.07 billion and $8.69 billion on June 30, 2021 and December 31, 2020, respectively. If the gross unrecognized tax benefits as of June 30, 2021 were realized in a future period, this would result in a tax benefit of $5.09 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $853 million and $774 million as of June 30, 2021 and December 31, 2020, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of June 30, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 13. Geographical Information
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	June 30, 2021	December 31, 2020
United States	$48,412	$43,128
Rest of the world (1)	13,022	11,853
Total long-lived assets	$61,434	$54,981
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
Certain revenue information in the section entitled "—Three and Six Months Ended June 30, 2021 and 2020—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Second Quarter Results
Our key community metrics and financial results for the second quarter of 2021 are as follows:
Community growth:
•Facebook daily active users (DAUs) were 1.91 billion on average for June 2021, an increase of 7% year-over-year.
•Facebook monthly active users (MAUs) were 2.90 billion as of June 30, 2021, an increase of 7% year-over-year.
•Family daily active people (DAP) was 2.76 billion on average for June 2021, an increase of 12% year-over-year.
•Family monthly active people (MAP) was 3.51 billion as of June 30, 2021, an increase of 12% year-over-year.
Financial results:
•Revenue was $29.08 billion, up 56% year-over-year, and advertising revenue was $28.58 billion, up 56% year-over‑year.
•Total costs and expenses were $16.71 billion, up 31% year-over-year.
•Income from operations was $12.37 billion, and operating margin was 43%.
•Net income was $10.39 billion, with diluted earnings per share of $3.61.
•Capital expenditures, including principal payments on finance leases, were $4.74 billion.
•Effective tax rate was 17%.
•Cash and cash equivalents and marketable securities were $64.08 billion as of June 30, 2021.
•Headcount was 63,404 as of June 30, 2021, an increase of 21% year-over-year.
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

In the second quarter of 2021, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
Our business and results of operations have been impacted by the COVID-19 pandemic and the preventative measures implemented by authorities from time to time to help limit the spread of the illness, which have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, particularly in certain developed markets. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty and these trends may continue to be subject to volatility.
The COVID-19 pandemic has also previously caused a reduction in the demand for advertising, as well as a related decline in the pricing of our ads, particularly in the second quarter of 2020. More recently, we believe the pandemic has contributed to an acceleration in the shift of commerce from offline to online, and we experienced increasing demand for advertising as a result of this trend. However, it is possible that this increased demand may not continue in future periods and may even recede to the extent the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The impact of the pandemic on user growth and engagement, the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future. In addition, we expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.
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

DAU/MAU:	66%	66%	66%	67%	66%	66%	66%	66%	66%

DAU/MAU:	77%	77%	77%	77%	77%	77%	76%	75%	75%	DAU/MAU:	74%	74%	75%	75%	74%	74%	74%	73%	73%

DAU/MAU:	61%	62%	62%	62%	61%	62%	62%	62%	62%	DAU/MAU:	64%	65%	65%	65%	65%	65%	65%	65%	65%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 7% to 1.91 billion on average during June 2021 from 1.79 billion during June 2020. Users in India, the Philippines, and Pakistan represented the top three sources of growth in DAUs during June 2021, relative to the same period in 2020.
•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.
As of June 30, 2021, we had 2.90 billion MAUs, an increase of 7% from June 30, 2020. Users in India, the Philippines, and Pakistan represented the top three sources of growth in the second quarter of 2021, relative to the same period in 2020.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2021 in the United States & Canada region was more than 12 times higher than in the Asia-Pacific region.

ARPU:	$7.05	$7.26	$8.52	$6.95	$7.05	$7.89	$10.14	$9.27	$10.12

ARPU:	$33.27	$34.55	$41.41	$34.18	$36.49	$39.63	$53.56	$48.03	$53.01	ARPU:	$10.70	$10.68	$13.21	$10.64	$11.03	$12.41	$16.87	$15.49	$17.23

ARPU:	$3.04	$3.24	$3.57	$3.06	$2.99	$3.67	$4.05	$3.94	$4.16	ARPU:	$2.13	$2.24	$2.48	$1.99	$1.78	$2.22	$2.77	$2.64	$3.05
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

During the second quarter of 2021, worldwide ARPU was $10.12, an increase of 44% from the second quarter of 2020. Over this period, ARPU increased by 71% in Rest of World, 56% in Europe, 45% in United States & Canada, and 39% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

DAP/MAP:	78%	78%	78%	79%	79%	79%	79%	79%	79%
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
Worldwide DAP increased 12% to 2.76 billion on average during June 2021 from 2.47 billion during June 2020.

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
As of June 30, 2021, we had 3.51 billion MAP, an increase of 12% from 3.14 billion as of June 30, 2020.

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

Revenue
Worldwide
(in $ millions, except ARPP)
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
16,886
262
16,624
17,652
269
17,383
21,082
346
20,736
17,737
297
17,440
18,687
366
18,321
21,470
249
21,221
28,072
885
27,187
26,171
732
25,439
29,077
497
28,580
Jun 30 2019
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021

ARPP:	$6.20	$6.33	$7.38	$6.03	$6.10	$6.76	$8.62	$7.75	$8.36
During the second quarter of 2021, worldwide ARPP was $8.36, an increase of 37% from the second quarter of 2020.

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
Cost of Revenue and Operating Expenses
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as facility and server equipment depreciation, salaries, benefits, and share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions, as well as cost of consumer hardware products sold and content costs.
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
General and administrative. General and administrative expenses consist of legal-related costs; salaries and benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; other taxes, such as digital services taxes, other tax levies, and gross receipts taxes; and professional services.

Results of Operations
The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$29,077	$18,687	$55,248	$36,423
Costs and expenses:
Cost of revenue	5,399	3,829	10,530	7,288
Research and development	6,096	4,462	11,293	8,477
Marketing and sales	3,259	2,840	6,102	5,627
General and administrative	1,956	1,593	3,578	3,175
Total costs and expenses	16,710	12,724	31,503	24,567
Income from operations	12,367	5,963	23,745	11,856
Interest and other income, net	146	168	271	136
Income before provision for income taxes	12,513	6,131	24,016	11,992
Provision for income taxes	2,119	953	4,124	1,911
Net income	$10,394	$5,178	$19,892	$10,081
The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	20	19	20
Research and development	21	24	20	23
Marketing and sales	11	15	11	15
General and administrative	7	9	6	9
Total costs and expenses	57	68	57	67
Income from operations	43	32	43	33
Interest and other income, net	1	1	—	—
Income before provision for income taxes	43	33	43	33
Provision for income taxes	7	5	7	5
Net income	36%	28%	36%	28%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Share-based compensation expense included in costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$163	$117	$281	$211
Research and development	1,967	1,261	3,376	2,260
Marketing and sales	239	187	413	336
General and administrative	179	130	309	223
Total share-based compensation expense	$2,548	$1,695	$4,379	$3,030

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	1%	1%	1%	1%
Research and development	7	7	6	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	9%	9%	8%	8%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Advertising	$28,580	$18,321	56%	$54,018	$35,760	51%
Other revenue	497	366	36%	1,230	663	86%
Total revenue	$29,077	$18,687	56%	$55,248	$36,423	52%
Revenue in the three and six months ended June 30, 2021 increased $10.39 billion, or 56%, and $18.83 billion, or 52%, respectively, compared to the same periods in 2020. The increases were mostly driven by an increase in advertising revenue as a result of increases in both the average price per ad and the number of ads delivered.
During the three and six months ended June 30, 2021, the average price per ad increased by 47% and 39%, respectively, as compared with decreases of approximately 21% and 19%, respectively, in the same periods in 2020. The increase in average price per ad during the three and six months ended June 30, 2021 was mainly caused by a recovery from declines in advertising demand due to the onset of the COVID-19 pandemic in the first two quarters of 2020. Additionally, overall advertising demand increased, as compared to the same periods in 2020, across our ad products and in all regions in part due to the continued shift of commerce from offline to online. During the three and six months ended June 30, 2021, the number of ads delivered increased by 6% and 9%, respectively, as compared with an increase of approximately 40% in each of the same periods in 2020. The increase in the ads delivered was driven by an increase in the number and frequency of ads displayed across our products, and an increase in users. In the near-term, we anticipate that future advertising revenue growth will be determined primarily by price.
Other revenue in the three and six months ended June 30, 2021 increased $131 million, or 36%, and $567 million, or 86%, respectively, compared to the same periods in 2020. These increases in other revenue were primarily due to increased sales in our consumer hardware products.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the three and six months ended June 30, 2021 compared to the same periods in 2020 had a favorable impact on revenue. If we had translated revenue for the three months ended June 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $28.09 billion and $27.60 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $982 million and $975 million lower than actual total revenue and advertising revenue, respectively, for the three months ended June 30, 2021. If we had translated revenue for the six months ended June 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $53.56 billion and $52.35 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.69 billion and $1.67 billion lower than actual total revenue and advertising revenue, respectively, for the six months ended June 30, 2021.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Cost of revenue	$5,399	$3,829	41%	$10,530	$7,288	44%
Percentage of revenue	19%	20%		19%	20%
Cost of revenue in the three and six months ended June 30, 2021 increased $1.57 billion, or 41%, and $3.24 billion, or 44%, respectively, compared to the same periods in 2020. The increases were primarily due to an increase in operational expenses related to our data centers and technical infrastructure, an increase in cost of consumer hardware products sold and higher cost associated with partner arrangements, including traffic acquisition and payment processing costs.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Research and development	$6,096	$4,462	37%	$11,293	$8,477	33%
Percentage of revenue	21%	24%		20%	23%
Research and development expenses in the three and six months ended June 30, 2021 increased $1.63 billion, or 37%, and $2.82 billion, or 33%, respectively, compared to the same periods in 2020. The increases were mostly due to higher payroll and benefits expenses as a result of a 30% growth in employee headcount from June 30, 2020 to June 30, 2021 in engineering and other technical functions supporting our continued investment in our family of products and consumer hardware products.
Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Marketing and sales	$3,259	$2,840	15%	$6,102	$5,627	8%
Percentage of revenue	11%	15%		11%	15%
Marketing and sales expenses in the three and six months ended June 30, 2021 increased $419 million, or 15%, and $475 million, or 8%, respectively, compared to the same periods in 2020. The increases were primarily due to increases in payroll and benefits expenses and marketing expenses. Our payroll and benefits expenses increased as a result of a 6% increase in employee headcount from June 30, 2020 to June 30, 2021 in our marketing and sales functions.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
General and administrative	$1,956	$1,593	23%	$3,578	$3,175	13%
Percentage of revenue	7%	9%		6%	9%
General and administrative expenses in the three and six months ended June 30, 2021 increased $363 million, or 23%, and $403 million, or 13%, respectively, compared to the same periods in 2020. The increase in the three months ended June 30, 2021 was mostly due to increases in payroll and benefits expenses and legal-related costs. The increase in the six months ended June 30, 2021 was mostly due to increases in payroll and benefits expenses and other taxes, partially offset by lower bad debt expense due to a decrease in our estimated credit losses compared to the same period in 2020. Our payroll and benefits expenses increased mainly due to an 18% increase in employee headcount from June 30, 2020 to June 30, 2021 in our general and administrative functions.

Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Interest income, net	$121	$162	(25)%	$239	$390	(39)%
Foreign currency exchange gains (losses), net	—	28	(100)%	(93)	(223)	(58)%
Other income (expense), net	25	(22)	NM	125	(31)	NM
Interest and other income, net	$146	$168	(13)%	$271	$136	99%
Interest and other income, net in the three months ended June 30, 2021 decreased $22 million compared to the same period in 2020. The decrease was mainly due to a decrease in interest income related to lower interest rates.
Interest and other income, net in the six months ended June 30, 2021 increased $135 million compared to the same period in 2020. The increase was due to an increase in other income due to net unrealized gains related to our equity investments and lower foreign currency exchange losses as a result of foreign currency transactions and re‑measurement, partially offset by a decrease in interest income related to lower interest rates compared to the same period in 2020.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Provision for income taxes	$2,119	$953	122%	$4,124	$1,911	116%
Effective tax rate	17%	16%		17%	16%
Our provision for income taxes in the three and six months ended June 30, 2021 increased $1.17 billion, or 122%, and $2.21 billion, or 116%, respectively, compared to the same periods in 2020, primarily due to an increase in income from operations. Our effective tax rate did not materially change in the three and six months ended June 30, 2021 compared to the same periods in 2020.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 23, 2021 price, we expect our effective tax rate for the full year of 2021 will be in the high-teens.
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
Unrecognized Tax Benefits. As of June 30, 2021, we had net unrecognized tax benefits of $3.82 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of June 30, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $64.08 billion as of June 30, 2021, an increase of $2.13 billion from December 31, 2020. The increase was mostly due to $25.49 billion of cash generated from operations, offset by $11.02 billion for repurchases of our Class A common stock, $9.16 billion for capital expenditures, including principal payments on finance leases, and $2.43 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.
Cash paid for income taxes was $6.29 billion in the six months ended June 30, 2021. As of June 30, 2021, our federal net operating loss carryforward was $10.60 billion and our federal tax credit carryforward was $527 million. We anticipate the utilization of a significant portion of these net operating losses and credits within the next three years.
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the six months ended June 30, 2021, we repurchased and subsequently retired 37 million shares of our Class A common stock for an aggregate amount of $11.26 billion. As of June 30, 2021, $22.34 billion remained available and authorized for repurchases.
As of June 30, 2021, $8.52 billion of the $64.08 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the six months ended June 30, 2021 mostly consisted of net income adjusted for certain non-cash items, such as $4.38 billion of share-based compensation expense, $3.96 billion of depreciation and amortization, partially offset by an increase of $2.31 billion of prepaid expenses and other current assets. The increase in cash flow from operating activities during the six months ended June 30, 2021, compared to the same period in 2020, was mostly due to higher net income.
Cash Used in Investing Activities
Cash used in investing activities during the six months ended June 30, 2021 consisted mostly of $8.88 billion of purchases of property and equipment as we continued to invest in data centers, servers, office facilities, and network infrastructure, and $3.86 billion of net purchases of marketable securities. The increase in cash used in investing activities during the six months ended June 30, 2021, compared to the same period in 2020, was mostly due to increases in net purchases of marketable securities and purchases of property and equipment.
We anticipate making capital expenditures of approximately $19 billion to $21 billion in 2021.
Cash Used in Financing Activities
Cash used in financing activities during the six months ended June 30, 2021 mostly consisted of $11.02 billion for repurchases of our Class A common stock and $2.43 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to an increase in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are primarily related to our investments in network infrastructure, consumer hardware and content costs. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2021:

		Payment Due by Period
	Total	The remainder of 2021	2022-2023	2024-2025	Thereafter
	(in millions)
Operating lease obligations, including imputed interest(1)	$20,827	$626	$3,121	$3,159	$13,921
Finance lease obligations, including imputed interest(1)	1,538	275	479	144	640
Transition tax payable	1,543	—	300	1,243	—
Other contractual commitments	12,850	5,798	3,168	1,259	2,625
Total contractual obligations	$36,758	$6,699	$7,068	$5,805	$17,186
____________________________________
(1)    Includes variable lease payments that were fixed subsequent to lease commencement or modification.
Additionally, as part of the normal course of the business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain network components that do not specify a fixed or minimum price commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $8.06 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
Our other liabilities also include $3.82 billion related to net uncertain tax positions as of June 30, 2021. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and six months ended June 30, 2021 and 2020 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $879 million and $794 million in the market value of our available-for-sale debt securities as of June 30, 2021 and December 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Equity Investment Risk
Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID-19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of June 30, 2021 and December 31, 2020. Our equity investments had a carrying value of $6.39 billion and $6.23 billion as of June 30, 2021 and December 31, 2020, respectively.
For additional information about our equity investments, see Note 5 — Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings
Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, which asserts breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices.
On April 1, 2015, a putative class action was filed against us in the U.S. District Court for the Northern District of California by Facebook users alleging that the "tag suggestions" facial recognition feature violates the Illinois Biometric Information Privacy Act, and seeking statutory damages and injunctive relief. On April 16, 2018, the district court certified a class of Illinois residents, and on May 14, 2018, the district court denied both parties' motions for summary judgment. On May 29, 2018, the U.S. Court of Appeals for the Ninth Circuit granted our petition for review of the class certification order and stayed the proceeding. On August 8, 2019, the Ninth Circuit affirmed the class certification order. On December 2, 2019, we filed a petition with the U.S. Supreme Court seeking review of the decision of the Ninth Circuit, which was denied. On January 15, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, which provided for a payment of $550 million by us and was subject to court approval. On or about May 8, 2020, the parties executed a formal settlement agreement, and plaintiffs filed a motion for preliminary approval of the settlement by the district court. On June 4, 2020, the district court denied the plaintiffs' motion without prejudice. On July 22, 2020, the parties executed an amended settlement agreement, which, among other terms, provides for a payment of $650 million by us. On February 26, 2021, the court granted final approval of the settlement, and the payment was made in March 2021. On March 27 and March 29, 2021, objectors filed notices of appeal of the order granting final approval of the settlement. On June 15, 2021, one of the objectors filed a motion to dismiss the appeal voluntarily, and the court entered such dismissal on June 22, 2021.
Beginning on September 28, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us alleging violations of consumer protection laws and other causes of action in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook, and seeking unspecified damages and injunctive relief. The actions filed in the United States were consolidated in the U.S. District Court for the Northern District of California. On November 26, 2019, the district court certified a class for injunctive relief purposes, but denied certification of a class for purposes of pursuing damages. On January 16, 2020, the parties agreed to a settlement in principle to resolve the lawsuit. On November 15, 2020, the court granted preliminary approval of the settlement. On May 6, 2021, the court granted final approval of the settlement. We believe the remaining lawsuits are without merit, and we are vigorously defending them. In addition, the events surrounding this cyber-attack became the subject of Irish Data Protection Commission (IDPC) and other government inquiries. Any such inquiries could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. On May 14, 2021, the court rejected Facebook Ireland's procedural challenges, and the inquiry has now recommenced. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters" in this Quarterly Report on Form 10-Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
In addition, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. The court set a deadline of August 19, 2021 for the FTC to file any amended complaint. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, and we experienced slight declines on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region in each of the third and fourth quarters of 2020 and in Europe in the second quarter of 2021. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and these trends may continue to be subject to volatility. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:
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
•user behavior or product changes that may reduce traffic to features or products that we successfully monetize, such as News Feed, including as a result of increased usage of our Stories product or our video or messaging products;
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
•reductions of advertising by marketers due to objectionable content made available on our products by third parties, questions about our user data practices or the security of our platform, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations (for example, a number of marketers announced that they paused advertising with us in July 2020 due to concerns about content on our products);
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
From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results. For example, macroeconomic conditions have affected, and may in the future affect, marketers' ability or willingness to spend with us, as we experienced in 2020 with the regional and worldwide economic disruption related to the COVID-19 pandemic and associated declines in advertising activity on our products. The effects of the pandemic previously resulted in reduced demand for our ads, a related decline in pricing of our ads, and additional demands on our technical infrastructure as a result of increased usage of our services, and any similar occurrences in the future may impair our ability to maintain or increase the quantity or quality of ads shown to users and adversely affect our revenue and financial results.
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
We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in April 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS 14 operating system that reduce our and other iOS developers' ability to target and measure advertising, which may in turn reduce the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue, and if we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature Facebook or our other products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of Facebook and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of Facebook or our other products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and more recently released changes to iOS 14 that limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use Facebook or our other products on their mobile devices, or if our users choose not to access or use Facebook or our other products on their mobile devices or use mobile products that do not offer access to Facebook or our other products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
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
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on Facebook or our other products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as News Feed. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions, which have previously significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in subsequent quarters, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, which in turn has increased demand for our advertising services; however, it is possible that this increased demand may not continue in future periods and may even recede to the extent the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
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
We compete with companies providing connection and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Google, Apple, YouTube, Tencent, Snap, Twitter, ByteDance, Microsoft, and Amazon. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has released changes to iOS 14 that limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
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
Our rates of growth may be volatile in the near term as a result of the COVID-19 pandemic, and we expect they will decline over time in the future.
We have in the past experienced, and may in the future experience, volatility in our user and revenue growth rates as a result of the COVID-19 pandemic, although we are unable to predict the duration or degree of such volatility with any certainty. In the long term, we expect that our user growth rate will generally decline over time as the size of our active user base increases, and the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We also expect our revenue growth rate will continue to decline over time as our revenue increases to higher levels. As our growth rates experience volatility or decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. As the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.
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
To calculate our estimates of Family DAP and MAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Similarly, although Messenger Kids users are included in our Family metrics, we do not seek to match their accounts with accounts on our other applications for purposes of calculating DAP and MAP. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).
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
In addition, from time to time we provide, or rely on, certain other metrics and estimates, including those relating to the reach and effectiveness of our ads. Many of our metrics involve the use of estimations and judgments, and our metrics and estimates are subject to software bugs, inconsistencies in our systems, and human error. Such metrics and estimates also change from time to time due to improvements or changes in our methodology. Where marketers, developers, or investors do not perceive our metrics or estimates to be accurate, or where we discover material inaccuracies in our metrics or estimates, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to Facebook or our other products, which could negatively affect our business and financial results.
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 63,404 as of June 30, 2021 from 52,534 as of June 30, 2020, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience such challenges to productivity and collaboration as some personnel transition to working remotely on a regular basis, and we may experience difficulties integrating recently hired personnel when our offices re-open. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
•risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, supply chain, competition, consumer protection, intellectual property, environmental, health and safety, and infrastructure matters;
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
•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, e-commerce and payments, and regulatory oversight;
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
In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We also must manage our obligations to comply with laws and regulations related to import and export controls, trade restrictions, and sanctions, including regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of anti-corruption laws or regulations, import and export controls, trade restrictions, sanctions, and other laws, rules, and regulations.
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
We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on claims related to advertising, antitrust, privacy, content, employment, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; and our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct. We also agreed to settle certain lawsuits in connection with the "tag suggestions" facial recognition feature on Facebook and a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.
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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the six months ended June 30, 2021, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $471 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant challenges in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters are located, whether as a result of competition with other companies, challenges due to the high cost of living, facilities and infrastructure constraints, or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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
Governments from time to time seek to censor content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is contingent on SCCs being held to satisfy certain new conditions that are yet to be clearly defined and will be the subject of future regulatory consideration. In addition, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. In May 2021, the court rejected Facebook Ireland's procedural challenges and the inquiry has now recommenced. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. We have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators have recently issued new guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed Digital Markets Act in the European Union and pending proposals to modify competition laws in the United States could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services and product design. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, content moderation, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations regarding various aspects of our regulatory compliance.
In addition, from time to time, we are subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as past acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice, the U.S. House of Representatives, and state attorneys general. In December 2020, the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed complaints against us in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp.
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
We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other regulatory and legislative requirements around the world, such as the CCPA and the ePrivacy Directive. In particular, we are implementing a comprehensive expansion of our privacy program in connection with the FTC consent order, including substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to implement and maintain. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others.

This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been, and continue to be, various legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, the Digital Services Act proposed in the European Union and the U.K. Online Safety Bill are each expected to take effect in early 2023 and may significantly increase our compliance costs. In the United States, changes to Section 230 of the Communications Decency Act may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.
Our users can purchase virtual and digital goods from developers that offer applications using our Payments infrastructure on the Facebook website. In addition, certain of our users can use our Payments infrastructure, including on Messenger, Instagram, and WhatsApp, for other activities, such as sending money to other users and making donations to certain charitable organizations. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.
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
As this initiative evolves, both Diem and Novi may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, virtual currency, anti-money laundering, counter-terrorism financing, trade sanctions, data protection, tax, consumer protection, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. In addition, Novi has also received money transmitter licenses in the United States, with more pending approval, and has other financial services license applications pending in certain other countries that would allow us to conduct digital wallet activities in those countries using the Diem network. These licenses, laws, and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Diem digital payment network as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.
In addition, market acceptance of such a digital payments network is subject to significant uncertainty. As such, there can be no assurance that Diem or our associated products and services will be made available in a timely manner, or at all. We do not have significant prior experience with blockchain-based payments technology, which may adversely affect our ability to successfully develop and market these products and services. We will also incur increased costs in connection with our participation in the Diem Association and the development and marketing of associated products and services, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.
Risks Related to Data, Security, and Intellectual Property
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful. The changes in our work environment as a result of the COVID-19 pandemic could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $358.14 through June 30, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2021	6,904	$307.03	6,904	$27,373
May 1 - 31, 2021	6,024	$316.18	6,024	$25,468
June 1 - 30, 2021	9,289	$336.42	9,289	$22,343
	22,217		22,217
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

(2)Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Director Compensation Policy, as amended.					X

10.2	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of July 2021.

FACEBOOK, INC.

Date: July 28, 2021	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2021	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)