Form 10-Q
period 2021-09-30
Facebook Inc
filed 2021-10-26
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,366,277,848	shares outstanding as of October 20, 2021
Class B Common Stock	$0.000006 par value	415,481,668	shares outstanding as of October 20, 2021

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
FACEBOOK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,496	$17,576
Marketable securities	43,579	44,378
Accounts receivable, net of allowances of $110 and $114 as of September 30, 2021 and December 31, 2020, respectively	12,088	11,335
Prepaid expenses and other current assets	5,258	2,381
Total current assets	75,421	75,670
Equity investments	6,758	6,234
Property and equipment, net	53,726	45,633
Operating lease right-of-use assets, net	11,063	9,348
Intangible assets, net	365	623
Goodwill	19,065	19,050
Other assets	3,187	2,758
Total assets	$169,585	$159,316

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,195	$1,331
Partners payable	909	1,093
Operating lease liabilities, current	1,086	1,023
Accrued expenses and other current liabilities	13,158	11,152
Deferred revenue and deposits	464	382
Total current liabilities	17,812	14,981
Operating lease liabilities, non-current	11,554	9,631
Other liabilities	6,859	6,414
Total liabilities	36,225	31,026
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,376 million and 2,406 million shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively; 4,141 million Class B shares authorized, 417 million and 443 million shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	54,334	50,018
Accumulated other comprehensive income (loss)	(207)	927
Retained earnings	79,233	77,345
Total stockholders' equity	133,360	128,290
Total liabilities and stockholders' equity	$169,585	$159,316
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$29,010	$21,470	$84,258	$57,893
Costs and expenses:
Cost of revenue	5,771	4,194	16,301	11,482
Research and development	6,316	4,763	17,609	13,240
Marketing and sales	3,554	2,683	9,656	8,310
General and administrative	2,946	1,790	6,524	4,965
Total costs and expenses	18,587	13,430	50,090	37,997
Income from operations	10,423	8,040	34,168	19,896
Interest and other income, net	142	93	413	229
Income before provision for income taxes	10,565	8,133	34,581	20,125
Provision for income taxes	1,371	287	5,496	2,198
Net income	$9,194	$7,846	$29,085	$17,927
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.27	$2.75	$10.27	$6.29
Diluted	$3.22	$2.71	$10.11	$6.22
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,814	2,850	2,832	2,850
Diluted	2,859	2,891	2,876	2,883
Share-based compensation expense included in costs and expenses:
Cost of revenue	$147	$116	$428	$327
Research and development	1,849	1,297	5,224	3,557
Marketing and sales	218	180	631	516
General and administrative	165	129	474	352
Total share-based compensation expense	$2,379	$1,722	$6,757	$4,752
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$9,194	$7,846	$29,085	$17,927
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(424)	502	(856)	373
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(68)	(52)	(278)	424
Comprehensive income	$8,702	$8,296	$27,951	$18,724
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,826	$—	$52,845	$285	$85,097	$138,227	2,850	$—	$47,805	$(142)	$62,784	$110,447
Issuance of common stock	11	—	—	—	—	—	10	—	—	—	—	—
Shares withheld related to net share settlement	(4)	—	(890)	—	(686)	(1,576)	(3)	—	(617)	—	(383)	(1,000)
Share-based compensation	—	—	2,379	—	—	2,379	—	—	1,722	—	—	1,722
Share repurchases	(40)	—	—	—	(14,372)	(14,372)	(7)	—	—	—	(1,734)	(1,734)
Other comprehensive income (loss)	—	—	—	(492)	—	(492)	—	—	—	450	—	450
Net income	—	—	—	—	9,194	9,194	—	—	—	—	7,846	7,846
Balances at end of period	2,793	$—	$54,334	$(207)	$79,233	$133,360	2,850	$—	$48,910	$308	$68,513	$117,731

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,849	$—	$50,018	$927	$77,345	$128,290	2,852	$—	$45,851	$(489)	$55,692	$101,054
Issuance of common stock	33	—	—	—	—	—	28	—	—	—	—	—
Shares withheld related to net share settlement	(12)	—	(2,441)	—	(1,566)	(4,007)	(10)	—	(1,693)	—	(751)	(2,444)
Share-based compensation	—	—	6,757	—	—	6,757	—	—	4,752	—	—	4,752
Share repurchases	(77)	—	—	—	(25,631)	(25,631)	(20)	—	—	—	(4,355)	(4,355)
Other comprehensive income (loss)	—	—	—	(1,134)	—	(1,134)	—	—	—	797	—	797
Net income	—	—	—	—	29,085	29,085	—	—	—	—	17,927	17,927
Balances at end of period	2,793	$—	$54,334	$(207)	$79,233	$133,360	2,850	$—	$48,910	$308	$68,513	$117,731
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$29,085	$17,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,953	4,999
Share-based compensation	6,757	4,752
Deferred income taxes	(139)	(816)
Other	(161)	56
Changes in assets and liabilities:
Accounts receivable	(1,072)	1,547
Prepaid expenses and other current assets	(2,566)	(89)
Other assets	(184)	(8)
Accounts payable	560	39
Partners payable	(163)	(100)
Accrued expenses and other current liabilities	895	(3,273)
Deferred revenue and deposits	87	111
Other liabilities	527	(438)
Net cash provided by operating activities	39,579	24,707
Cash flows from investing activities
Purchases of property and equipment	(13,198)	(10,502)
Purchases of marketable securities	(24,314)	(28,193)
Sales of marketable securities	15,331	9,779
Maturities of marketable securities	9,318	10,725
Purchases of equity investments	(46)	(6,302)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(330)	(384)
Other investing activities	(160)	(9)
Net cash used in investing activities	(13,399)	(24,886)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(4,007)	(2,444)
Repurchases of Class A common stock	(24,476)	(4,343)
Principal payments on finance leases	(505)	(398)
Net change in overdraft in cash pooling entities	15	(24)
Other financing activities	(13)	124
Net cash used in financing activities	(28,986)	(7,085)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(344)	(36)
Net decrease in cash, cash equivalents, and restricted cash	(3,150)	(7,300)
Cash, cash equivalents, and restricted cash at beginning of the period	17,954	19,279
Cash, cash equivalents, and restricted cash at end of the period	$14,804	$11,979

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$14,496	$11,617
Restricted cash, included in prepaid expenses and other current assets	195	222
Restricted cash, included in other assets	113	140
Total cash, cash equivalents, and restricted cash	$14,804	$11,979
See Accompanying Notes to Condensed Consolidated Financial Statements.

FACEBOOK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow data
Cash paid for income taxes	$7,919	$3,122
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,635	$2,137
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$73	$118
Other current assets through financing arrangement in accrued expenses and other current liabilities	$491	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$1,223	$55
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
In connection with our periodic reviews of the estimated useful lives of property and equipment and finite-lived intangible assets, we extended the estimated average useful lives of selected cohorts of servers and other network equipment included in our network equipment category from three years to four years in prior years as well as in 2021 as a result of longer refresh cycles in our data centers. Prior year changes individually or in aggregate did not have a material impact to the consolidated financial statements. The effect of the 2021 changes was a reduction in depreciation expense of $390 million and an increase in net income of $316 million, or $0.11 per diluted share for the nine months ended September 30, 2021. The impact from the changes in our estimates was calculated based on the asset bases existing as of the effective dates of the changes and applying the revised estimated useful lives prospectively.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recently Adopted Accounting Pronouncements
On January 1, 2021, we adopted Accounting Standards Update (ASU) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (ASU 2016-02), which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. This guidance will be effective for us in the first quarter of 2022 either retrospectively to leases that commenced or were modified on or after our adoption of ASU 2016-02 on January 1, 2019, or on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2. Revenue
Revenue disaggregated by revenue source consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advertising	$28,276	$21,221	$82,294	$56,981
Other revenue	734	249	1,964	912
Total revenue	$29,010	$21,470	$84,258	$57,893
Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States and Canada(1)	$12,668	$9,229	$36,716	$25,534
Europe(2)	7,018	5,055	20,622	13,453
Asia-Pacific	6,592	5,311	19,370	13,893
Rest of World(2)	2,732	1,875	7,550	5,013
Total revenue	$29,010	$21,470	$84,258	$57,893
____________________________________
(1)    United States revenue was $11.88 billion and $8.71 billion for the three months ended September 30, 2021 and 2020, respectively, and $34.45 billion and $24.10 billion for the nine months ended September 30, 2021 and 2020, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.
Our total deferred revenue was $463 million and $371 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we expect $418 million of our deferred revenue to be realized in less than a year.

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
Restricted stock units (RSUs) with anti-dilutive effect were excluded from the EPS calculation and they were not material for the three and nine months ended September 30, 2021 and 2020.
Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$7,782	$1,412	$6,623	$1,223	$24,588	$4,497	$15,133	$2,794
Denominator
Weighted-average shares outstanding	2,382	432	2,406	444	2,394	438	2,406	444
Basic EPS	$3.27	$3.27	$2.75	$2.75	$10.27	$10.27	$6.29	$6.29
Diluted EPS:
Numerator
Net income	$7,782	$1,412	$6,623	$1,223	$24,588	$4,497	$15,133	$2,794
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,412	—	1,223	—	4,497	—	2,794	—
Reallocation of net income to Class B common stock	—	(22)	—	(18)	—	(69)	—	(32)
Net income for diluted EPS	$9,194	$1,390	$7,846	$1,205	$29,085	$4,428	$17,927	$2,762
Denominator
Number of shares used for basic EPS computation	2,382	432	2,406	444	2,394	438	2,406	444
Conversion of Class B to Class A common stock	432	—	444	—	438	—	444	—
Weighted-average effect of dilutive RSUs	45	—	41	—	44	—	33	—
Number of shares used for diluted EPS computation	2,859	432	2,891	444	2,876	438	2,883	444
Diluted EPS	$3.22	$3.22	$2.71	$2.71	$10.11	$10.11	$6.22	$6.22

Note 4. Cash and Cash Equivalents, and Marketable Securities
The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$6,159	$6,488
Money market funds	7,289	9,755
U.S. government securities	666	1,016
Certificate of deposits and time deposits	382	305
Corporate debt securities	—	12
Total cash and cash equivalents	14,496	17,576
Marketable securities:
U.S. government securities	18,400	20,921
U.S. government agency securities	8,795	11,698
Corporate debt securities	16,384	11,759
Total marketable securities	43,579	44,378
Total cash and cash equivalents and marketable securities	$58,075	$61,954
The gross unrealized gains on our marketable securities were $331 million and $641 million as of September 30, 2021 and December 31, 2020, respectively. The gross unrealized losses on our marketable securities were not material as of September 30, 2021 and December 31, 2020. The allowance for credit losses was not material as of September 30, 2021 and December 31, 2020.
The following table classifies our marketable securities by contractual maturities (in millions):

September 30, 2021
Due within one year	$9,310
Due after one year to five years	34,269
Total	$43,579

Note 5. Equity Investments
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. The changes in the carrying value of equity investments for the nine months ended September 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$6,234
Additions	47
Adjustments/transfer	500
Impairments	(23)
Balance as of September 30, 2021	$6,758

Note 6. Fair Value Measurement
The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$7,289	$7,289	$—
U.S. government securities	666	666	—
Certificate of deposits and time deposits	382	—	382
Marketable securities:
U.S. government securities	18,400	18,400	—
U.S. government agency securities	8,795	8,795	—
Corporate debt securities	16,384	—	16,384
Total cash equivalents and marketable securities	$51,916	$35,150	$16,766

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$9,755	$9,755	$—
U.S. government securities	1,016	1,016	—
Certificate of deposits and time deposits	305	—	305
Corporate debt securities	12	—	12
Marketable securities:
U.S. government securities	20,921	20,921	—
U.S. government agency securities	11,698	11,698	—
Corporate debt securities	11,759	—	11,759
Total cash equivalents and marketable securities	$55,466	$43,390	$12,076

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
We have other assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. These assets and liabilities classified within Level 3 were not material as of September 30, 2021 and December 31, 2020.

Note 7. Property and Equipment
Property and equipment, net consists of the following (in millions):

	September 30, 2021	December 31, 2020
Land	$1,551	$1,326
Buildings	21,369	17,360
Leasehold improvements	5,568	4,321
Network equipment	25,050	22,003
Computer software, office equipment and other	2,951	2,458
Finance lease right-of-use assets	2,685	2,295
Construction in progress	13,201	11,288
Property and equipment, gross	72,375	61,051
Less: Accumulated depreciation	(18,649)	(15,418)
Property and equipment, net	$53,726	$45,633
Depreciation expense on property and equipment was $1.87 billion and $1.58 billion for the three months ended September 30, 2021 and 2020, respectively, and $5.59 billion and $4.65 billion for the nine months ended September 30, 2021 and 2020, respectively. Construction in progress includes costs mostly related to construction of data centers, network equipment infrastructure, and office buildings.

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
The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$88	$65	$252	$185
Interest	4	4	11	11
Operating lease cost	386	352	1,119	1,036
Variable lease cost and other, net	68	57	194	174
Total lease cost	$546	$478	$1,576	$1,406
Supplemental balance sheet information related to leases is as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	12.6 years	12.2 years
Finance leases	14.1 years	14.9 years
Weighted-average discount rate
Operating leases	2.8%	3.1%
Finance leases	2.8%	2.9%
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021 (in millions):

	Operating Leases	Finance Leases
The remainder of 2021	$262	$41
2022	1,482	64
2023	1,501	58
2024	1,411	45
2025	1,233	45
Thereafter	9,672	444
Total undiscounted cash flows	15,561	697
Less: Imputed interest	(2,921)	(118)
Present value of lease liabilities	$12,640	$579

Lease liabilities, current	$1,086	$72
Lease liabilities, non-current	11,554	507
Present value of lease liabilities	$12,640	$579
The table above does not include lease payments that were not fixed at commencement or lease modification. As of September 30, 2021, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $6.39 billion and $956 million, respectively, for offices, data centers and network equipment. These operating and finance leases will commence between the remainder of 2021 and 2025 with lease terms of greater than one year to 30 years.
Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,040	$878
Operating cash flows for finance leases	$11	$11
Financing cash flows for finance leases	$505	$398
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,921	$954
Finance leases	$124	$101

Note 9. Goodwill and Intangible Assets
During the nine months ended September 30, 2021, we purchased certain intangible assets and completed several business acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the nine months ended September 30, 2021 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$19,050
Acquisitions	210
Adjustments/transfer	(191)
Effect of currency translation adjustment	(4)
Balance as of September 30, 2021	$19,065
The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		September 30, 2021			December 31, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	0.0	$2,057	$(2,057)	$—	$2,057	$(1,840)	$217
Acquired technology	2.7	1,379	(1,145)	234	1,297	(1,088)	209
Acquired patents	3.5	827	(711)	116	805	(677)	128
Trade names	3.2	644	(632)	12	636	(622)	14
Other	1.6	161	(158)	3	223	(168)	55
Total intangible assets		$5,068	$(4,703)	$365	$5,018	$(4,395)	$623

Amortization expense of intangible assets was $124 million and $123 million for the three months ended September 30, 2021 and 2020, respectively, and $364 million and $352 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2021	$41
2022	151
2023	90
2024	49
2025	18
Thereafter	16
Total	$365

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
Other Contractual Commitments
We also have $13.76 billion of non-cancelable contractual commitments as of September 30, 2021, which are primarily related to our investments in network infrastructure, consumer hardware and content costs. These commitments are primarily due within five years.
Subsequent to September 30, 2021, we entered into a purchase commitment for the next two years in the amount of approximately $4.1 billion to support our investments in technical infrastructure.
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
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material in the aggregate.
From time to time, we are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being.
In addition, from time to time, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil, Russia, and other countries in Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.

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
We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of September 30, 2021, there was not at least a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through September 30, 2021.

Note 11. Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the nine months ended September 30, 2021, we repurchased and subsequently retired 77 million shares of our Class A common stock for an aggregate amount of $25.63 billion. As of September 30, 2021, $7.97 billion remained available and authorized for repurchases. In October 2021, an additional $50.0 billion of repurchases was authorized under this program.
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
The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2021:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2020	96,733	$181.88
Granted	53,490	$302.26
Vested	(33,306)	$194.36
Forfeited	(9,075)	$206.66
Unvested at September 30, 2021	107,842	$235.64
The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2021 and 2020 was $4.10 billion and $2.65 billion, respectively, and $10.58 billion and $6.48 billion during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $24.04 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
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
Our gross unrecognized tax benefits were $9.33 billion and $8.69 billion on September 30, 2021 and December 31, 2020, respectively. If the gross unrecognized tax benefits as of September 30, 2021 were realized in a future period, this would result in a tax benefit of $5.28 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $905 million and $774 million as of September 30, 2021 and December 31, 2020, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2019 tax years and by the Irish tax authorities for our 2016 through 2018 tax years. Our 2020 and subsequent tax years remain open to examination by the IRS. Our 2019 and subsequent tax years remain open to examination in Ireland.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS’s amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and a second session commenced in October 2021. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of September 30, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Note 13. Segment and Geographical Information
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net (in millions):

	September 30, 2021	December 31, 2020
United States	$50,647	$43,128
Rest of the world (1)	14,142	11,853
Total long-lived assets	$64,789	$54,981
____________________________________
(1)    No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

We had a single reportable segment and operating segment structure through the third quarter of 2021. Beginning in the fourth quarter of 2021, our chief operating decision maker, who is our chief executive officer, has received disaggregated information that will allow him to assess performance and allocate resources between two operating segments: Family of Apps and Facebook Reality Labs. As such, we will have two reportable segments and all prior period amounts will be retrospectively adjusted in the Annual Report on Form 10‑K for the year ending December 31, 2021.

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
Certain revenue information in the section entitled "—Three and Nine Months Ended September 30, 2021 and 2020—Revenue—Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allows for greater transparency with respect to key metrics used by management in operating our business.
Executive Overview of Third Quarter Results

We had a single reportable segment and operating segment structure through the third quarter of 2021. Beginning in the fourth quarter of 2021, we will implement a new financial reporting segment structure. Under this reporting structure, we will provide revenue and operating profit results for two reportable segments: Family of Apps (FoA) and Facebook Reality Labs (FRL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. FRL includes our augmented and virtual reality related consumer hardware, software and content.
Our key community metrics and financial results for the third quarter of 2021 are as follows:
Community growth:
•Facebook daily active users (DAUs) were 1.93 billion on average for September 2021, an increase of 6% year-over-year.
•Facebook monthly active users (MAUs) were 2.91 billion as of September 30, 2021, an increase of 6% year-over-year.
•Family daily active people (DAP) was 2.81 billion on average for September 2021, an increase of 11% year-over-year.
•Family monthly active people (MAP) was 3.58 billion as of September 30, 2021, an increase of 12% year-over-year.
Financial results:
•Revenue was $29.01 billion, up 35% year-over-year, and advertising revenue was $28.28 billion, up 33% year-over‑year.
•Total costs and expenses were $18.59 billion, up 38% year-over-year.
•Income from operations was $10.42 billion, and operating margin was 36%.
•Net income was $9.19 billion, with diluted earnings per share of $3.22.
•Capital expenditures, including principal payments on finance leases, were $4.54 billion.
•Effective tax rate was 13%.
•Cash and cash equivalents and marketable securities were $58.08 billion as of September 30, 2021.
•Headcount was 68,177 as of September 30, 2021, an increase of 20% year-over-year.
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
In the third quarter of 2021, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective.
Our advertising revenue growth in the third quarter of 2021 was adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the iOS 14 operating system. We expect that future advertising revenue growth will continue to be adversely affected by limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.
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
The COVID-19 pandemic has also had a varied impact on the demand for and pricing of our ads from period to period. While we experienced a reduction in demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, particularly during the second half of 2020, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has moderated in many regions, which to some extent adversely affected our advertising revenue growth in the third quarter of 2021. We may experience reduced advertising demand and related declines in pricing in future periods to the extent the effects of the pandemic subside, which could adversely affect our advertising revenue growth. However, the impact of the pandemic on user growth and engagement, the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future.
User growth and engagement and advertising revenue growth are also impacted by a number of other factors, including competitive products and services that have reduced some users' engagement with our products and services, as well as other global and regional business and macroeconomic conditions.
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

DAU/MAU:	66%	66%	67%	66%	66%	66%	66%	66%	66%

DAU/MAU:	77%	77%	77%	77%	77%	76%	75%	75%	75%	DAU/MAU:	74%	75%	75%	74%	74%	74%	73%	73%	73%

DAU/MAU:	62%	62%	62%	61%	62%	62%	62%	62%	63%	DAU/MAU:	65%	65%	65%	65%	65%	65%	65%	65%	66%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 6% to 1.93 billion on average during September 2021 from 1.82 billion during September 2020. Users in India, the Philippines, and Bangladesh represented the top three sources of growth in DAUs during September 2021, relative to the same period in 2020.
•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.
As of September 30, 2021, we had 2.91 billion MAUs, an increase of 6% from September 30, 2020. Users in India, Vietnam, and the Philippines represented the top three sources of growth in the third quarter of 2021, relative to the same period in 2020.

Trends in Our Monetization by Facebook User Geography
We calculate our revenue by Facebook user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. The share of revenue from users who are not also Facebook or Messenger MAUs was not material. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2021 in the United States & Canada region was more than 12 times higher than in the Asia-Pacific region.

ARPU:	$7.26	$8.52	$6.95	$7.05	$7.89	$10.14	$9.27	$10.12	$10.00

ARPU:	$34.55	$41.41	$34.18	$36.49	$39.63	$53.56	$48.03	$53.01	$52.34	ARPU:	$10.68	$13.21	$10.64	$11.03	$12.41	$16.87	$15.49	$17.23	$16.50

ARPU:	$3.24	$3.57	$3.06	$2.99	$3.67	$4.05	$3.94	$4.16	$4.30	ARPU:	$2.24	$2.48	$1.99	$1.78	$2.22	$2.77	$2.64	$3.05	$3.14
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

During the third quarter of 2021, worldwide ARPU was $10.00, an increase of 27% from the third quarter of 2020. Over this period, ARPU increased by 41% in Rest of World, 33% in Europe, 32% in United States & Canada, and 17% in Asia-Pacific. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

DAP/MAP:	78%	78%	79%	79%	79%	79%	79%	79%	78%
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
Worldwide DAP increased 11% to 2.81 billion on average during September 2021 from 2.54 billion during September 2020.

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
As of September 30, 2021, we had 3.58 billion MAP, an increase of 12% from 3.21 billion as of September 30, 2020.

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

Revenue
Worldwide
(in $ millions, except ARPP)
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
17,652
269
17,383
21,082
346
20,736
17,737
297
17,440
18,687
366
18,321
21,470
249
21,221
28,072
885
27,187
26,171
732
25,439
29,077
497
28,580
29,010
734
28,276
Sep 30 2019
Dec 31 2019
Mar 31 2020
Jun 30 2020
Sep 30 2020
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021

ARPP:	$6.33	$7.38	$6.03	$6.10	$6.76	$8.62	$7.75	$8.36	$8.18
During the third quarter of 2021, worldwide ARPP was $8.18, an increase of 21% from the third quarter of 2020.

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
General and administrative. General and administrative expenses consist of legal-related costs, which include accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; salaries and benefits, and share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; other taxes, such as digital services taxes, other tax levies, and gross receipts taxes; and professional services.

Results of Operations
The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$29,010	$21,470	$84,258	$57,893
Costs and expenses:
Cost of revenue	5,771	4,194	16,301	11,482
Research and development	6,316	4,763	17,609	13,240
Marketing and sales	3,554	2,683	9,656	8,310
General and administrative	2,946	1,790	6,524	4,965
Total costs and expenses	18,587	13,430	50,090	37,997
Income from operations	10,423	8,040	34,168	19,896
Interest and other income, net	142	93	413	229
Income before provision for income taxes	10,565	8,133	34,581	20,125
Provision for income taxes	1,371	287	5,496	2,198
Net income	$9,194	$7,846	$29,085	$17,927
The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	20	19	20
Research and development	22	22	21	23
Marketing and sales	12	12	11	14
General and administrative	10	8	8	9
Total costs and expenses	64	63	59	66
Income from operations	36	37	41	34
Interest and other income, net	—	—	—	—
Income before provision for income taxes	36	38	41	35
Provision for income taxes	5	1	7	4
Net income	32%	37%	35%	31%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Share-based compensation expense included in costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$147	$116	$428	$327
Research and development	1,849	1,297	5,224	3,557
Marketing and sales	218	180	631	516
General and administrative	165	129	474	352
Total share-based compensation expense	$2,379	$1,722	$6,757	$4,752

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	1%	1%	1%	1%
Research and development	6	6	6	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	8%	8%	8%	8%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.
Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Advertising	$28,276	$21,221	33%	$82,294	$56,981	44%
Other revenue	734	249	195%	1,964	912	115%
Total revenue	$29,010	$21,470	35%	$84,258	$57,893	46%
Revenue in the three and nine months ended September 30, 2021 increased $7.54 billion, or 35%, and $26.36 billion, or 46%, respectively, compared to the same periods in 2020. The increases were mostly driven by an increase in advertising revenue as a result of increases in both the average price per ad and the number of ads delivered.
During the three and nine months ended September 30, 2021, the average price per ad increased by 22% and 32%, respectively, as compared with decreases of approximately 9% and 16%, respectively, in the same periods in 2020. The increase in average price per ad during the three and nine months ended September 30, 2021 was mainly caused by a recovery from declines in advertising demand due to the onset of the COVID-19 pandemic in 2020. During the three and nine months ended September 30, 2021, the number of ads delivered increased by 9% in both periods as compared with approximately 35% and 38%, respectively, in the same periods in 2020. The increase in the ads delivered was driven by an increase in users and the number and frequency of ads displayed across our products. We anticipate that future advertising revenue growth will be driven by a combination of price and the number of ads delivered.
Other revenue in the three and nine months ended September 30, 2021 increased $485 million, or 195%, and $1.05 billion, or 115%, respectively, compared to the same periods in 2020. These increases in other revenue were almost entirely driven by sales in our consumer hardware products.
Foreign Exchange Impact on Revenue
The general weakening of the U.S. dollar relative to certain foreign currencies in the three and nine months ended September 30, 2021 compared to the same periods in 2020 had a favorable impact on revenue. If we had translated revenue for the three months ended September 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $28.75 billion and $28.02 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $259 million and $256 million lower than actual total revenue and advertising revenue, respectively, for the three months ended September 30, 2021. If we had translated revenue for the nine months ended September 30, 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $82.31 billion and $80.37 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.95 billion and $1.93 billion lower than actual total revenue and advertising revenue, respectively, for the nine months ended September 30, 2021.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Cost of revenue	$5,771	$4,194	38%	$16,301	$11,482	42%
Percentage of revenue	20%	20%		19%	20%
Cost of revenue in the three and nine months ended September 30, 2021 increased $1.58 billion, or 38%, and $4.82 billion, or 42%, respectively, compared to the same periods in 2020. The increases were mostly due to an increase in cost of consumer hardware products sold and an increase in operational expenses related to our data centers and technical infrastructure, partially offset by a decrease in the depreciation growth rate primarily due to increases in the useful lives of servers and other equipment. To a lesser extent, costs associated with partner arrangements, including traffic acquisition and payment processing costs also increased.
See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our network equipment.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Research and development	$6,316	$4,763	33%	$17,609	$13,240	33%
Percentage of revenue	22%	22%		21%	23%
Research and development expenses in the three and nine months ended September 30, 2021 increased $1.55 billion, or 33%, and $4.37 billion, or 33%, respectively, compared to the same periods in 2020. The increases were mostly due to higher payroll and benefits expenses as a result of a 28% growth in employee headcount from September 30, 2020 to September 30, 2021 in engineering and other technical functions supporting our continued investment in our family of products and consumer hardware products.
Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Marketing and sales	$3,554	$2,683	32%	$9,656	$8,310	16%
Percentage of revenue	12%	12%		11%	14%
Marketing and sales expenses in the three and nine months ended September 30, 2021 increased $871 million, or 32%, and $1.35 billion, or 16%, respectively, compared to the same periods in 2020. The majority of the increases were due to increases in marketing expenses and payroll and benefits expenses. Our payroll and benefits expenses increased as a result of a 7% increase in employee headcount from September 30, 2020 to September 30, 2021 in our marketing and sales functions.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
General and administrative	$2,946	$1,790	65%	$6,524	$4,965	31%
Percentage of revenue	10%	8%		8%	9%
General and administrative expenses in the three and nine months ended September 30, 2021 increased $1.16 billion, or 65%, and $1.56 billion, or 31%, respectively, compared to the same periods in 2020. The increases were primarily due to increases in legal-related costs and payroll and benefits expenses. Our payroll and benefits expenses increased mainly due to an 18% increase in employee headcount from September 30, 2020 to September 30, 2021 in our general and administrative functions.
Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Interest income, net	$120	$146	(18)%	$359	$536	(33)%
Foreign currency exchange losses, net	(48)	(38)	26%	(141)	(261)	(46)%
Other income (expense), net	70	(15)	NM	195	(46)	NM
Interest and other income, net	$142	$93	53%	$413	$229	80%
Interest and other income, net in the three and nine months ended September 30, 2021 increased $49 million and $184 million, respectively, compared to the same periods in 2020. The increases were due to an increase in other income from net unrealized gains related to our equity investments, partially offset by a decrease in interest income related to lower interest rates compared to the same periods in 2020. In the nine months ended September 30, 2021, the increase was also due to lower foreign currency exchange losses as a result of foreign currency transactions and re‑measurement compared to the same period in 2020.
Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in millions, except for percentages)
Provision for income taxes	$1,371	$287	378%	$5,496	$2,198	150%
Effective tax rate	13%	4%		16%	11%
In the third quarter of 2020, as part of finalizing our U.S. income tax return, we elected to capitalize and amortize certain research and development expenses for U.S. income tax purposes. As a result, we recorded a one-time income tax benefit of $913 million.
Our provision for income taxes in the three months ended September 30, 2021 increased $1.08 billion, or 378%, compared to the same period in 2020, mostly due to the effects of the tax election described above and an increase in income from operations. Our provision for income taxes in the nine months ended September 30, 2021 increased $3.30 billion, or 150%, compared to the same period in 2020, mostly due to an increase in income from operations and the effects of the tax election described above.
Our effective tax rate in the three and nine months ended September 30, 2021 increased compared to the same periods in 2020, mostly due to the effects of the tax election described above.
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
The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 22, 2021 price, and absent U.S. tax legislation changes and other one-time events, we expect our effective tax rate for the fourth quarter of 2021 to be in the high-teens and our effective tax rate for the full year 2022 to be similar to the full year 2021 rate.
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

Unrecognized Tax Benefits. As of September 30, 2021, we had net unrecognized tax benefits of $4.07 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.
In July 2016, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS’s amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and a second session commenced in October 2021. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.
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
We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act (Tax Act). As of September 30, 2021, we have not resolved these matters and proceedings continue in the Tax Court.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and corporate debt securities. Cash and cash equivalents and marketable securities were $58.08 billion as of September 30, 2021, a decrease of $3.88 billion from December 31, 2020. The majority of the decrease was due to $24.48 billion for repurchases of our Class A common stock, $13.70 billion for capital expenditures, including principal payments on finance leases, and $4.01 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards, offset by $39.58 billion of cash generated from operations.
Cash paid for income taxes was $7.92 billion in the nine months ended September 30, 2021. As of September 30, 2021, our federal net operating loss carryforward was $10.63 billion and our federal tax credit carryforward was $534 million. We anticipate the utilization of a significant portion of these net operating losses and credits within the next three years.
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021, an additional $25.0 billion of repurchases was authorized under this program. During the nine months ended September 30, 2021, we repurchased and subsequently retired 77 million shares of our Class A common stock for an aggregate amount of $25.63 billion. As of September 30, 2021, $7.97 billion remained available and authorized for repurchases. In October 2021, an additional $50.0 billion of repurchases was authorized under this program.
As of September 30, 2021, $9.92 billion of the $58.08 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for the foreseeable future.
Cash Provided by Operating Activities
Cash flow from operating activities during the nine months ended September 30, 2021 mostly consisted of net income adjusted for certain non-cash items, such as $6.76 billion of share-based compensation expense and $5.95 billion of depreciation and amortization, partially offset by an increase of $2.57 billion of prepaid expenses and other current assets. The increase in cash flow from operating activities during the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to higher net income as adjusted for certain non-cash item, such as share-based compensation expense.
Cash Used in Investing Activities
Cash used in investing activities during the nine months ended September 30, 2021 consisted mostly of $13.20 billion of purchases of property and equipment as we continued to invest in data centers, servers, office facilities, and network infrastructure. The decrease in cash used in investing activities during the nine months ended September 30, 2021, compared to the same period in 2020, was due to a decrease in net purchases of marketable securities, partially offset by an increase in purchases of property and equipment, and a one-time payment of $5.82 billion for the equity investment in Jio Platforms Limited during the nine months ended September 30, 2020.
We anticipate making capital expenditures of approximately $19 billion in 2021 and approximately $29 billion to $34 billion in 2022.
Cash Used in Financing Activities
Cash used in financing activities during the nine months ended September 30, 2021 mostly consisted of $24.48 billion for repurchases of our Class A common stock and $4.01 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the nine months ended September 30, 2021, compared to the same period in 2020, was mostly due to an increase in repurchases of our Class A common stock.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our obligations under operating leases include among others, certain of our offices, data centers, land, colocations, and equipment. Our other contractual commitments are primarily related to our investments in network infrastructure, consumer hardware and content costs. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2021:

		Payment Due by Period
	Total	The remainder of 2021	2022-2023	2024-2025	Thereafter
	(in millions)
Operating lease obligations, including imputed interest(1)	$21,927	$272	$3,289	$3,336	$15,030
Finance lease obligations, including imputed interest(1)	1,613	224	580	148	661
Transition tax payable	1,543	—	300	1,243	—
Other contractual commitments	13,759	4,986	4,581	1,455	2,737
Total contractual obligations	$38,842	$5,482	$8,750	$6,182	$18,428
____________________________________
(1)    Includes variable lease payments that were fixed subsequent to lease commencement or modification.
Additionally, as part of the normal course of the business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain network components that do not specify a fixed or minimum price commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $8.53 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.
Our other liabilities also include $4.07 billion related to net uncertain tax positions as of September 30, 2021. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.
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
In connection with our periodic reviews of the estimated useful lives of property and equipment and finite-lived intangible assets, we extended the estimated average useful lives of our network equipment category as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The effect of the 2021 change was a reduction in depreciation expense of $390 million and an increase in net income of $316 million, or $0.11 per diluted share for the nine months ended September 30, 2021. The impact from the changes in our estimates was calculated based on the asset bases existing as of the effective dates of the changes and applying the revised useful lives prospectively.
See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our network equipment.

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
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and nine months ended September 30, 2021 and 2020 were not material.
Interest Rate Sensitivity
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $824 million and $794 million in the market value of our available-for-sale debt securities as of September 30, 2021 and December 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Equity Investment Risk
Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.
Our equity investments are investments in equity securities of privately-held companies without readily determinable market values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID‑19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of September 30, 2021 and December 31, 2020. Our equity investments had a carrying value of $6.76 billion and $6.23 billion as of September 30, 2021 and December 31, 2020, respectively.
For additional information about our equity investments, see Note 5 — Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
From time to time we also notify the IDPC, our designated European privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. On May 14, 2021, the court rejected Facebook Ireland's procedural challenges, and the inquiry has now recommenced. We believe a final disposition in this inquiry may occur as early as the first quarter of 2022. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters" in this Quarterly Report on Form 10-Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.
In addition, from time to time we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
From time to time, we are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being.
In addition, from time to time, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil, Russia, and other countries in Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.
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

•our ability to comply with regulatory and legislative privacy requirements, including our consent order with the Federal Trade Commission (FTC);
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
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Facebook and Instagram. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and we expect that the size of our active user base will fluctuate or decline in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services that have reduced some users' engagement with our products and services, as well as global and regional business and macroeconomic conditions. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, and we experienced slight declines on a quarter-over-quarter basis in the number of daily active users on Facebook in the United States & Canada region in each of the third and fourth quarters of 2020 and in Europe in the second quarter of 2021. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and these trends may continue to be subject to volatility. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:
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
•we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement (for example, we have announced plans to focus product decisions on optimizing the young adult experience in the long term);
•we make changes in how we promote different products and services across our family of products;
•initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;
•third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are scaled back or discontinued;
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
From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue‑generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. As our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
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
•decisions by marketers to reduce their advertising as a result of announcements by us or adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, our efforts to implement or enforce policies relating to content on our products (including as a result of decisions or recommendations from the independent Oversight Board), developers with mobile and web applications that are integrated with our products, or other companies in our industry;
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
We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have announced product changes as well as future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in April 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS 14 operating system that reduce our and other iOS developers' ability to target and measure advertising, which to some extent has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue. For example, our advertising revenue in the third quarter of 2021 was negatively impacted by marketer reaction to targeting and measurement challenges associated with iOS changes. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.
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
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections or the COVID-19 pandemic, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, or by our decisions to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
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
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions, which have previously significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in subsequent quarters, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic previously contributed to an acceleration in the growth of online commerce, which in turn increased demand for our advertising services. More recently, we believe this growth has moderated in many regions, and we may experience reduced advertising demand and related declines in pricing in future periods to the extent the effects of the pandemic subside, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
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
We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Google, Apple, YouTube, Tencent, Snap, Twitter, ByteDance, Microsoft, and Amazon. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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
We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with the COVID-19 pandemic and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
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
•costs and expenses related to the development, manufacturing, and delivery of our consumer hardware products;
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
•changes in the legislative or regulatory environment, including with respect to privacy, data protection, and content, or actions by governments or regulators, including fines, orders, or consent decrees;
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
Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as we continue our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, we currently expect our investments in Facebook Reality Labs to reduce our 2021 overall operating profit by approximately $10 billion, and expect our investments to increase in future periods. If our investments are not successful longer-term, our business and financial performance will be harmed.
We plan to continue to make acquisitions and pursue other strategic transactions, which could harm our financial condition or results of operations and may adversely affect the price of our common stock.
As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions or other strategic transactions.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. For example, in October 2021, a combination of an error and a bug resulted in an approximately six-hour outage of our services. In addition, as the amount and types of information shared on Facebook and our other products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.
In 2020, the increase in the use of our products as a result of the COVID-19 pandemic increased demands on our technical infrastructure. We may not be able to accommodate any such demands in the future, including as a result of our reduced data center operations and personnel working remotely during the pandemic.
A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Due to the effects of the COVID-19 pandemic, we have experienced, and expect to continue to experience, supply and labor shortages and other disruptions in logistics or the supply chain for our technical infrastructure. As a result, we have had to make certain changes to our procurement practices, and in the future we may not be able to procure sufficient equipment or services from third parties to satisfy our needs, or we may be required to procure such services or equipment on unfavorable terms.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 68,177 as of September 30, 2021 from 56,653 as of September 30, 2020, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience such challenges to productivity and collaboration as some personnel transition to working remotely on a regular basis, and we may experience difficulties integrating recently hired personnel when our offices re-open. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
•risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, supply chain, competition, consumer protection, intellectual property, environmental, health and safety, licensing, and infrastructure matters;
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
•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, content moderation, data localization, e-commerce and payments, and regulatory oversight;
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
We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic. We have experienced, and may in the future experience, supply or labor shortages or other disruptions in logistics or the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain disruptions.
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
We are exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, supply chain disruptions, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, and other factors. The demand for our products can also change significantly between the time inventory or components are ordered and the date of sale. While we endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell, from time to time we have experienced difficulties in accurately predicting and meeting the consumer demand for our products. In addition, when we begin selling or manufacturing a new consumer hardware product or enter new international markets, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of the foregoing factors may adversely affect our operating results.
We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.
We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on claims related to advertising, antitrust, privacy, content, algorithms, employment, activities on our platform, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; and our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct. We also agreed to settle certain lawsuits in connection with the "tag suggestions" facial recognition feature on Facebook and a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.
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

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In the third quarter of 2021, more than 130 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation, final approval by the G20, and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and which apply to our business.
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
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in the nine months ended September 30, 2021, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $830 million and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Risks Related to Government Regulation and Enforcement
Actions by governments that restrict access to Facebook or our other products in their countries, censor or moderate content on our products in their countries, or otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.
Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Facebook relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs will be the subject of future regulatory consideration. In addition, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Facebook Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Facebook Ireland challenged procedural aspects of this

IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. In May 2021, the court rejected Facebook Ireland's procedural challenges and the inquiry has now recommenced. We believe a final disposition in this inquiry may occur as early as the first quarter of 2022. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Facebook products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. We have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. Similarly, the Brazilian General Data Protection Law recently took effect and imposes data privacy-related requirements on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed Digital Markets Act in the European Union and pending proposals to modify competition laws in the United States and other jurisdictions could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.
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
From time to time, we receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, content moderation, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. From time to time we also notify the IDPC, our designated European privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance.
In addition, from time to time, we are subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice and state attorneys general. Beginning in December 2020, we also became subject to lawsuits by the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. From time to time, we are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.
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
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been, and continue to be, various legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Russia and Turkey. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, the Digital Services Act proposed in the European Union and the U.K. Online Safety Bill are each expected to take effect in early 2023 and may significantly increase our compliance costs. In the United States, changes to Section 230 of the Communications Decency Act or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
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
Our digital payments initiatives subject us to significant regulatory scrutiny and other risks that could adversely affect our business, reputation, or financial results.
In June 2019, we announced our participation in the Diem Association, which will oversee a proposed digital payments system powered by blockchain technology, and our plans for Novi, a digital wallet that we expect to offer as both a standalone application and subsequently integrated in Messenger and WhatsApp. In October 2021, we started a Novi pilot program in the United States and Guatemala, using the USDP stablecoin issued by Paxos Trust Company. We intend to migrate the Novi wallet from USDP to the Diem payment network if and when Diem receives regulatory approval.
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
As this initiative evolves, both Diem and Novi may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, virtual currency, anti-money laundering, counter-terrorism financing, trade sanctions, data protection, tax, consumer protection, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. In addition, Novi has also received money transmitter licenses in the United States, with more pending approval, and has other financial services license applications pending in certain other countries that would allow us to conduct digital wallet activities in those countries using the Diem network or the USDP stablecoin. These licenses, laws, and regulations, as well as any associated inquiries or investigations, may delay or impede the launch of the Diem digital payment network as well as the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.
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
In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business, and adverse effects on our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.
Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error in using such systems, have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be used within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through September 30, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2021	8,586	$352.32	8,586	$19,318
August 1 - 31, 2021	9,548	$361.87	9,548	$15,863
September 1 - 30, 2021	22,144	$356.34	22,144	$7,972
	40,278		40,278
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available for repurchases under this program. In January 2021 and October 2021, additional $25.0 billion and $50.0 billion of repurchases were authorized under this program, respectively. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 25th day of October 2021.

FACEBOOK, INC.

Date: October 25, 2021	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 25, 2021	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)