Form 10-K
period 2021-12-31
Meta Platforms, Inc.
filed 2022-02-03
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35551
__________________________
Meta Platforms, Inc.
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $857 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 28, 2022, the registrant had 2,309,080,018 shares of Class A common stock and 412,861,942 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Meta Platforms, Inc.
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

In October 2021, we changed our corporate name from Facebook, Inc. to Meta Platforms, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "Meta," "company," "we," "us," and "our" in this document refer to Meta Platforms, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. The term "Family" refers to our Facebook, Instagram, Messenger, and WhatsApp products. For references to accessing Meta's products on the "web" or via a "website," such terms refer to accessing such products on personal computers. For references to accessing Meta's products on "mobile," such term refers to accessing such products via a mobile application or via a mobile-optimized version of our websites such as m.facebook.com, whether on a mobile phone or tablet.

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

In addition, our Family metrics and Facebook metrics estimates will differ from estimates published by third parties due to differences in methodology.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2021, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

In the fourth quarter of 2021, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2021, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Nigeria, and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

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

PART I

Item 1.Business

Overview

Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life.

We build technology that helps people connect, find communities, and grow businesses. Our useful and engaging products enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality (VR) headsets, wearables, and in-home devices. We also help people discover and learn about what is going on in the world around them, enable people to share their opinions, ideas, photos and videos, and other activities with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products. Meta is moving beyond 2D screens toward immersive experiences like augmented and virtual reality to help build the metaverse, which we believe is the next evolution in social technology.

We report financial results for two segments: Family of Apps (FoA) and Reality Labs (RL). For FoA, we generate substantially all of our revenue from selling advertising placements to marketers. Ads on our platforms enable marketers to reach people based on a variety of factors including age, gender, location, interests, and behaviors. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites. RL generates revenue from sales of consumer hardware products, software and content. Our products include:

Family of Apps

•Facebook. Facebook helps give people the power to build community and bring the world closer together. It's a place for people to share life's moments and discuss what's happening, nurture and build relationships, discover and connect to interests, and create economic opportunity. They can do this through News Feed, Stories, Groups, Watch, Marketplace, Reels, Dating, and more.

•Instagram. Instagram brings people closer to the people and things they love. Instagram Feed, Stories, Reels, Video, Live, Shops, and messaging are places where people and creators can express themselves and push culture forward through photos, video, and private messaging, and connect with and shop from their favorite businesses.

•Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, groups, and businesses across platforms and devices through chat, audio and video calls, and Rooms.

•WhatsApp. WhatsApp is a simple, reliable, and secure messaging application that is used by people and businesses around the world to communicate and transact in a private way.

Reality Labs

•Reality Labs. Reality Labs' augmented and virtual reality products help people feel connected, anytime, anywhere. Meta Quest lets people defy distance with cutting-edge VR hardware, software, and content. Facebook Portal video calling devices help friends and families stay connected and share the moments that matter in meaningful ways.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Alphabet (Google and YouTube),

Amazon, Apple, ByteDance (TikTok), Microsoft, Snap (Snapchat), Tencent (WeChat), and Twitter. We compete to attract, engage, and retain people who use our products, to attract and retain businesses who use our free or paid business and advertising services, and to attract and retain developers to build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse, we may become subject to additional competition.

Technology

Our product development philosophy centers on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video and VR increases, and as we deepen our investment in new technologies like artificial intelligence, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results. For example, the Privacy Shield, a transfer framework we relied upon for data transferred from the European Union to the United States, was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. In August 2020, we received a preliminary draft decision from the Irish Data Protection Commission (IDPC) that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the General Data Protection Regulation (GDPR) and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. We believe a final decision in this inquiry may issue as early as the first half of 2022. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The GDPR is still a relatively new law, its interpretation is still evolving, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, which took effect in January 2020, and its successor, the California Privacy Rights Act, which will take effect in January 2023, also establish certain transparency rules and create new data privacy rights for users. In addition, effective December 2020, the European Union's ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed Digital Markets Act in the European Union and pending proposals to modify competition laws in the United States and other jurisdictions could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

We are, and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, content moderation, and competition, as we continue to grow and expand our operations. We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into with the U.S. Federal Trade Commission (FTC), which took effect in April 2020 and, among other matters, requires us to maintain a comprehensive privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Human Capital

At Meta, we design products to bring the world closer together, one connection at a time. As a company, we believe that people are at the heart of every connection we build. We are proud of our unique company culture where ideas, innovation, and impact win, and we work hard to build strong teams across engineering, product design, marketing, and other areas to further our mission.

We had a global workforce of 71,970 employees as of December 31, 2021, which represents a 23% year-over-year increase in employee headcount. We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees in technical functions. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth.

Our headquarters are located in Menlo Park, California and we have offices in more than 80 cities around the globe. The vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, and in the long term, we expect some personnel to continue to transition to working remotely on a regular basis. We offer most of our full-time employees the option to work remotely on a regular basis.

Diversity, Equity and Inclusion

Diversity, equity and inclusion are core to our work at Meta. We seek to build a diverse and inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve. While we have made progress, we still have more work to do.

As part of our diversity and inclusion report, we publish our global gender diversity and U.S. ethnic diversity workforce data annually. As of June 30, 2021, our global employee base was comprised of 36.7% females and 63.3% males, and our U.S. employee base was comprised of the following ethnicities: 45.7% Asian, 39.1% White, 6.5% Hispanic, 4.4% Black, 3.9% two or more ethnicities, and 0.4% additional groups (including American Indian or Alaska Native and Native Hawaiian or Other Pacific Islander). In recent years, we also announced our goals to have 50% of our workforce made up of underrepresented groups by 2024, and to increase the representation of people of color in leadership positions in the United States, including Black leadership, by 30% from 2020 to 2025. We will also continue our ongoing efforts to increase the representation of women in leadership.

We work to support our goals of diversifying our workforce through recruiting, retention, people development, and inclusion. We employ our Diverse Slate Approach in our global recruitment efforts, which ensures that teams and hiring managers have the opportunity to consider qualified people from underrepresented groups for open roles. We have seen steady increases in hiring rates of people from underrepresented groups since we started testing this approach in 2015. We also continue to develop inclusive internship programs, and Meta University, our training program for college freshmen and sophomores with an interest in Computer Science, also utilizes a proactive and inclusive approach to promote participation by people from underrepresented groups. To help build community among our people and support their professional development, we invest in our internal Meta Resource Groups and our annual Community events such as Women's

Community Summit, Black Community Summit, Latin Community Summit, and Pride Community Summit. We also offer Managing Unconscious Bias, Managing Inclusion, Be the Ally, and other trainings to promote an inclusive workplace by helping people understand the issues that affect underrepresented communities and how to reduce the effects of bias in the workplace.

Compensation and Benefits

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales incentives, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. We have conducted pay equity analyses for many years, and continue to be committed to pay equity. In 2021, we announced that our analyses indicate that we continue to have pay equity across genders globally and race in the United States for people in similar jobs, accounting for factors such as location, role, and level.

Through Life@ Meta, our holistic approach to benefits, we provide our employees and their loved ones with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits, family building benefits, family care resources, retirement savings plans, access to tax and legal services, Meta Resource Groups to build community at Meta, family leave, and paid time off.

Corporate Information

We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol "FB." In October 2021, we changed our corporate name from Facebook, Inc. to Meta Platforms, Inc. We expect our Class A common stock to cease trading under the symbol "FB" and begin trading under the new symbol, "META," on the Nasdaq Global Select Market in the first half of 2022. Our principal executive offices are located at 1601 Willow Road, Menlo Park, California 94025, and our telephone number is (650) 543-4800.

Meta, the Meta logo, Facebook, FB, Instagram, Oculus, WhatsApp, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Meta Platforms, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com and about.fb.com/news/ websites as well as Mark Zuckerberg's Facebook Page (www.facebook.com/zuck) and Instagram account (www.instagram.com/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

The size of our user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We anticipate that our active user growth rate will continue to generally decline over time as the size of our active user base increases. In addition, we have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business and macroeconomic conditions. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and these trends may continue to be subject to volatility. In the fourth quarter of 2021, we experienced a slight decline on a quarter-over-quarter basis in the total number of DAUs on Facebook, as well as a slight decline on a quarter-over-quarter basis in the number of DAUs on Facebook in the United States & Canada region. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

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

•we are unable to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with our products;

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

•we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or we take, or fail to take, actions to enforce our policies, that are perceived negatively by our users or the general public, including as a result of decisions or recommendations from the independent Oversight Board regarding content on our platform;

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

•third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are scaled back or discontinued, or the pricing of data plans otherwise increases;

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

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue-generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our ability to deliver ad impressions and, accordingly, our revenue, business, financial condition, and results of operations. As our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

We generate substantially all of our revenue from advertising. The loss of marketers, or reduction in spending by marketers, could seriously harm our business.

Substantially all of our revenue is currently generated from third parties advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives, or if they are not satisfied for any other reason. We have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.

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

•user behavior or product changes that may reduce traffic to features or products that we successfully monetize, such as our feed and Stories products, including as a result of increased usage of our Reels or other video or messaging products;

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

•decisions by marketers to reduce their advertising as a result of announcements by us or adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, our interpretation, implementation, or enforcement of policies relating to content on our products (including as a result of decisions or recommendations from the independent Oversight Board), developers with mobile and web applications that are integrated with our products, or other companies in our industry;

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

•the effectiveness of our ad targeting or degree to which users opt in or out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, California Consumer Privacy Act (CCPA), other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;

•the degree to which users cease or reduce the number of times they engage with our ads;

•changes in the way advertising on mobile devices or on personal computers is measured or priced;

•the success of technologies designed to block the display of ads or ad measurement tools;

•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and

•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including our Off-Facebook Activity tool and our worldwide offering of certain product changes we implemented in connection with the GDPR. These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue. For example, our advertising revenue in the second half of 2021 was negatively impacted by marketer reaction to targeting and measurement challenges associated with iOS changes. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.

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

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our News Feed ranking algorithm to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with Facebook, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we do not currently monetize at the same rate as our feed or Stories products. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

We may not be successful in our metaverse strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. In addition, we have limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections or the COVID-19 pandemic, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise enforce our policies or address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, or by our decisions to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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

Risks Related to Our Business Operations and Financial Results

The COVID-19 pandemic has previously had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions, which have previously significantly impacted our business and results of operations. For example, in the second quarter of 2020, our advertising revenue grew 10% year-over-year, which was the slowest growth rate for any fiscal quarter since our initial public offering. While our advertising revenue growth rate improved in subsequent quarters, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic previously contributed to an acceleration in the growth of online commerce, which in turn increased demand for our advertising services. More recently, we believe this growth has moderated in many regions, and we may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

•volatility in the size of our user base and user engagement, particularly for our messaging products, whether as a result of shelter-in-place measures or other factors;

•delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages;

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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Alphabet (Google and YouTube), Amazon, Apple, ByteDance (TikTok), Microsoft, Snap (Snapchat), Tencent (WeChat), and Twitter. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling mobile and web applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse, we may become subject to additional competition.

Some of our current and potential competitors may have greater resources, experience, or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. For example, some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has released changes to iOS that limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.

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

If we are not able to compete effectively, our user base, level of user engagement, and ability to deliver ad impressions may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

Unfavorable media coverage negatively affects our business from time to time.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with the COVID-19 pandemic and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

Our financial results will fluctuate from quarter to quarter and are difficult to predict.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•our ability to maintain and grow our user base and user engagement, particularly for our products that deliver ad impressions;

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

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as we continue our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2021 overall operating profit by approximately $10 billion, and we expect our investments to increase in future periods. If our investments are not successful longer-term, our business and financial performance will be harmed.

We plan to continue to make acquisitions and pursue other strategic transactions, which could impact our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. For example, in 2021, the United Kingdom Competition and Markets Authority issued an order directing us to divest our Giphy acquisition, which we have appealed. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies from future growth and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

The integration of acquisitions requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We continue to make substantial investments of resources to support our acquisitions, which has in the past resulted, and we expect will in the future result, in significant ongoing operating expenses and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service, including as a result of the COVID-19 pandemic, could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. For example, in October 2021, a combination of an error and a bug resulted in an approximately six-hour outage of our services. In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue growth. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.

In 2020, the increase in the use of our products as a result of the COVID-19 pandemic increased demands on our technical infrastructure. We may not be able to accommodate any such demands in the future, including as a result of our reduced data center operations and personnel working remotely during the pandemic.

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Due to the effects of the COVID-19 pandemic, we have experienced, and expect to continue to experience, supply and labor shortages and other disruptions in logistics and the supply chain for our technical infrastructure. As a result, we have had to make certain changes to our procurement practices, and in the future we may not be able to procure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms.
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

The numbers for our key metrics, which include our Family metrics (DAP, MAP, and average revenue per person (ARPP)) and Facebook metrics (DAUs, MAUs, and average revenue per user (ARPU)), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed Family metrics for any such inaccuracies or adjustments that are within the error margins disclosed below.

In addition, our Family metrics and Facebook metrics estimates will differ from estimates published by third parties due to differences in methodology.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2021, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

We also regularly evaluate our Facebook metrics to estimate the number of "duplicate" and "false" accounts among our MAUs. A duplicate account is one that a user maintains in addition to his or her principal account. We divide "false" accounts into two categories: (1) user-misclassified accounts, where users have created personal profiles for a business, organization, or non-human entity such as a pet (such entities are permitted on Facebook using a Page rather than a personal profile under our terms of service); and (2) violating accounts, which represent user profiles that we believe are intended to be used for purposes that violate our terms of service, such as bots and spam. The estimates of duplicate and false accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as identical IP addresses and similar user names, and to identify false accounts we look for names that appear to be fake or other behavior that appears inauthentic to the reviewers. Any loss of access to data signals we use in this process, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, limitations while our personnel work remotely during the COVID-19 pandemic, or other factors, also may impact the stability or accuracy of our estimates of duplicate and false accounts. Our estimates also may change as our methodologies evolve, including through the application of new data signals or technologies or product changes that may allow us to identify previously undetected duplicate or false accounts and may improve our ability to evaluate a broader population of our users. Duplicate and false accounts are very difficult to measure at our scale, and it is possible that the actual number of duplicate and false accounts may vary significantly from our estimates.

In the fourth quarter of 2021, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2021, we estimated that false accounts may have represented approximately 5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Nigeria, and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

Other data limitations also may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data may be unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.

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

In addition, from time to time we provide, or rely on, certain other metrics and estimates, including those relating to the reach and effectiveness of our ads. Many of our metrics involve the use of estimations and judgments, and our metrics and estimates are subject to software bugs, inconsistencies in our systems, and human error. Such metrics and estimates also change from time to time due to improvements or changes in our terminology or methodology, including as a result of loss of access to data signals we use in calculating such metrics and estimates. We have in the past been, and may in the future be, subject to litigation as well as marketer, regulatory, and other inquiries regarding the accuracy of such metrics and estimates. Where marketers, developers, or investors do not perceive our metrics or estimates to be accurate, or where we discover material inaccuracies in our metrics or estimates, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to our products that deliver ad impressions, which could negatively affect our business and financial results.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 71,970 as of December 31, 2021 from 58,604 as of December 31, 2020, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, the vast majority of our personnel are currently working remotely as a result of the COVID-19 pandemic, which limits their ability to perform certain job functions and may negatively impact productivity. In the long term, we may experience such challenges to productivity and collaboration as some personnel transition to working remotely on a regular basis, and we may experience difficulties integrating recently hired personnel when our offices re-open. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, content moderation, data localization, data protection, e-commerce and payments, and regulatory oversight;

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

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected. We also may be required to or elect to cease or modify our operations or the offering of our products and services in certain regions, including as a result of the risks described above, which could adversely affect our business, user growth and engagement, and financial results.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic. We have experienced, and may in the future experience, supply or labor shortages or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain disruptions.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have in the past, and may in the future, be subject to additional class action lawsuits based on claims related to advertising, antitrust, privacy, biometrics, content, algorithms, employment, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; and a former employee's allegations and release of internal company documents beginning in September 2021. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Meta. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS's position and are litigating this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the 2017 Tax Cuts and Jobs Act (Tax Act) enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017. The issuance of additional regulatory or accounting guidance related to the Tax Act, or other executive or Congressional actions in the United States or globally could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, many countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain member states, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2021, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $1.13 billion and our effective tax rate by two percentage points as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at the reporting unit level at least annually. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to continue to face significant challenges in hiring such personnel, particularly for engineering talent, whether as a result of competition with other companies or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs will be the subject of future regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. In May 2021, the court rejected Meta Platforms Ireland's procedural challenges and the inquiry subsequently recommenced. We believe a final decision in this inquiry may issue as early as the first half of 2022. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The GDPR is still a relatively new law, its interpretation is still evolving, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), which took effect in January 2020, and its successor, the California Privacy Rights Act (CPRA), which will take effect in January 2023, also establish certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control how their data is shared with third parties. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed Digital Markets Act in the European Union and pending proposals to modify competition laws in the United States and other jurisdictions could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, content moderation, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance.

In addition, we are subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice and state attorneys general. Beginning in December 2020, we also became subject to lawsuits by the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.

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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other regulatory and legislative requirements around the world, such as the CCPA and the ePrivacy Directive. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are expected to implement by 2021. In the United States, there have been, and continue to be, various legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Russia and Turkey. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our compliance costs may significantly increase as a result of the Digital Services Act proposed in the European Union, which is expected to take effect in 2023, and other content-related legislative developments such as online safety bills in Ireland and the United Kingdom. In the United States, changes to Section 230 of the Communications Decency Act or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase virtual and digital goods from developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

We are pursuing digital payments initiatives, such as Novi, a digital wallet that we expect to offer as both a standalone application and subsequently integrated in other Meta products. These initiatives may use blockchain-based assets, such as the USDP stablecoin issued by Paxos Trust Company, which is being used in a Novi pilot program in the United States and Guatemala beginning in October 2021. Our future initiatives to support commerce in the metaverse also may use blockchain-based assets in digital payments. Use of blockchain-based assets in payments are a relatively new and unproven technology, and the laws and regulations surrounding them are uncertain and evolving. These digital payments efforts have drawn significant scrutiny from governments and regulators in multiple jurisdictions and we expect that scrutiny to continue. We are participating in responses to inquiries from governments and regulators related to our digital payments initiatives, and adverse government or regulatory actions or negative publicity resulting from such participation may adversely affect our reputation and harm our business.

As our digital payments initiatives evolve, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, including those governing payments, financial services, virtual currency, anti-money laundering, counter-terrorism financing, trade sanctions, data protection, tax, consumer protection, and competition. In many jurisdictions, the application or interpretation of these laws and regulations is not clear, particularly with respect to evolving laws and regulations that are applied to blockchain and digital payments. In addition, Novi has also received state money transmitter licenses in the United States, with more pending approval, and has other financial services license applications pending in certain other countries that would allow us to conduct digital wallet activities in those countries. These licenses, laws, and regulations, as well as any associated inquiries or investigations, may delay or impede the development of digital payments products and services we offer, increase our operating costs, require significant management time and attention, or otherwise harm our business.

In addition, market acceptance of digital payments products and services is subject to significant uncertainty. As such, there can be no assurance that digital payments products and services we offer will be made available in a timely manner, or at all. We do not have significant prior experience with blockchain-based technology, which may adversely affect our ability to successfully develop and market such digital payments products and services. We will also incur increased costs in connection with these efforts, and our investments may not be successful. Any of these events could adversely affect our business, reputation, or financial results.

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

In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by our users through mobile or web applications integrated with our products. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

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

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely during the COVID-19 pandemic, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business, and adverse effects on our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through December 31, 2021. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our revenue and other operating results for either of our reportable segments;

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. We are currently subject to securities litigation in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; and a former employee's allegations and release of internal company documents beginning in September 2021. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our current certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock, certain amendments to our certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

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

•our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•certain litigation against us can only be brought in Delaware.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2021, we owned and leased approximately 10 million square feet of office and building space for our corporate headquarters and in the surrounding areas, and approximately 69 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in more than 80 cities across North America, Europe, the Middle East, Africa, Asia Pacific, and Latin America. We also own 18 data centers globally.

We believe that our facilities are adequate for our current needs.

Item 3.Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. On May 14, 2021, the court rejected Meta Platforms Ireland's procedural challenges, and the inquiry subsequently recommenced. We believe a final decision in this inquiry may issue as early as the first half of 2022. For additional information, see Part I, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Annual Report on Form 10-K. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking damages and unspecified injunctive relief. Several of the cases brought on behalf of certain advertisers and users were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the same matters. We believe these lawsuits are without merit, and we are vigorously defending them.

In addition, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil, Russia, and other countries in Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "FB" since May 18, 2012. Prior to that time, there was no public market for our stock. We expect our Class A common stock to cease trading under the symbol "FB" and begin trading under the new symbol, "META," on the Nasdaq Global Select Market in the first half of 2022.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of December 31, 2021, there were 3,258 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $336.35 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2021, there were 32 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2021	21,703	$326.20	21,703	$50,893
November 1 - 30, 2021	21,606	$335.09	21,606	$43,653
December 1 - 31, 2021	14,728	$329.97	14,728	$38,793
	58,037		58,037
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

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Meta Platforms, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2021. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2016 in the Class A common stock of Meta Platforms, Inc., the DJINET, the S&P 500, and the Nasdaq Composite and data for the DJINET, the S&P 500, and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return for Meta Platforms, Inc., DJINET, S&P 500 and Nasdaq Composite

$350
$300
$250
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Meta Platforms, Inc.
DJINET
S&P 500
Nasdaq Composite

Item 6.[Reserved]

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

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis and free cash flow, which are non-GAAP financial measures. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the full year 2021 using 2020 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. For a full description of our free cash flow non-GAAP measure, see the section entitled "—Liquidity and Capital Resources—Free Cash Flow."

These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non‑GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

Executive Overview of Full Year 2021 Results

Our key community metrics and financial results for 2021 are as follows:

Family of Apps metrics:

•Family daily active people (DAP) was 2.82 billion on average for December 2021, an increase of 8% year-over-year.
•Family monthly active people (MAP) was 3.59 billion as of December 31, 2021, an increase of 9% year-over-year.
•Facebook daily active users (DAUs) were 1.93 billion on average for December 2021, an increase of 5% year-over-year.
•Facebook monthly active users (MAUs) were 2.91 billion as of December 31, 2021, an increase of 4% year-over-year.
•Ad impressions delivered across our Family of Apps increased by 10% year-over-year in 2021, and the average price per ad increased by 24% year-over-year in 2021.

Consolidated and segment results:

Beginning in the fourth quarter of 2021, we report our financial results based on two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Year Ended December 31,		Year-over-Year % Change	Year Ended December 31,		Year-over-Year % Change	Year Ended December 31,		Year-over-Year % Change
	2021	2020		2021	2020		2021	2020

	(dollars in millions)
Revenue	$115,655	$84,826	36%	$2,274	$1,139	100%	$117,929	$85,965	37%
Costs and expenses	$58,709	$45,532	29%	$12,467	$7,762	61%	$71,176	$53,294	34%
Income (loss) from operations	$56,946	$39,294	45%	$(10,193)	$(6,623)	(54)%	$46,753	$32,671	43%
Operating margin	49%	46%		(448)%	(581)%		40%	38%

•Net income was $39.37 billion with diluted earnings per share of $13.77 for the year ended December 31, 2021.
•Capital expenditures, including principal payments on finance leases, were $19.24 billion for the year ended December 31, 2021.
•Effective tax rate was 16.7% for the year ended December 31, 2021.
•Cash and cash equivalents and marketable securities were $48.0 billion as of December 31, 2021.
•Headcount was 71,970 as of December 31, 2021, an increase of 23% year-over-year.

Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life.

In 2021, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers where they are and (ii) making our ads more relevant and effective. We also continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

Our advertising revenue growth in the second half of 2021 was adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the iOS operating system. We expect that future advertising revenue growth will continue to be adversely affected by these and other limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

Our business and results of operations have also been impacted by the COVID-19 pandemic and the preventative measures implemented by authorities from time to time to help limit the spread of the illness, which have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions. Beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside, particularly in certain developed markets. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty and these trends may continue to be subject to volatility.

The COVID-19 pandemic has also had a varied impact on the demand for and pricing of our ads from period to period. While we experienced a reduction in demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, particularly during the second half of 2020, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has moderated in many regions, which to some extent adversely affected our advertising revenue growth in the second half of 2021. We may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue growth. However, the impact of the pandemic on user growth and engagement, the demand for and pricing of our advertising services, as well as on our overall results of operations, remains highly uncertain for the foreseeable future.

User growth and engagement were also impacted by a number of other factors in the second half of 2021. For example, competitive products and services have reduced some users' engagement with our products and services, and in response to competitive pressures, we have introduced new features such as Reels, which is growing in usage but is not currently monetized at the same rate as our feed or Stories products. We also saw a deceleration in our community growth rates as the size of our community continued to increase. In addition, we experienced year-over-year declines in ad impressions delivered in the United States & Canada region. These trends adversely affected advertising revenue growth in the second half of 2021 and we expect will continue to affect our advertising revenue growth in the foreseeable future. Other global and regional business and macroeconomic conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue growth.

We anticipate that additional investments in our data center capacity, servers, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, including in our Reality Labs initiatives, will continue to drive expense growth in 2022. We expect 2022 capital expenditures to be in the range of $29-34 billion and total expenses to be in the range of $90-95 billion. In 2022, we also expect that our year-over-year total expense growth rates may significantly exceed our year-over-year revenue growth rates, which would adversely affect our operating margin and profitability.

Trends in Our Family Metrics

The numbers for our key Family metrics, our DAP, MAP, and average revenue per person (ARPP), do not include users on our other products unless they would otherwise qualify as DAP or MAP, respectively, based on their other activities on our Family products.

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

DAP/MAP:	78%	79%	79%	79%	79%	79%	79%	78%	79%

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

Worldwide DAP increased 8% to 2.82 billion on average during December 2021 from 2.60 billion during December 2020.

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

As of December 31, 2021, we had 3.59 billion MAP, an increase of 9% from 3.30 billion as of December 31, 2020.

•Average Revenue Per Person (ARPP). We define ARPP as our total revenue during a given quarter, divided by the average of the number of MAP at the beginning and end of the quarter. While ARPP includes all sources of revenue, the number of MAP used in this calculation only includes users of our Family products as described in the definition of MAP above. We estimate that the share of revenue from users who are not also MAP was not material.

ARPP:	$7.38	$6.03	$6.10	$6.76	$8.62	$7.75	$8.36	$8.18	$9.39
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Our annual worldwide ARPP in 2021, which represents the sum of quarterly ARPP during such period, was $33.68, an increase of 22% from 2020.

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

DAU/MAU:	66%	67%	66%	66%	66%	66%	66%	66%	66%

DAU/MAU:	77%	77%	77%	77%	76%	75%	75%	75%	74%	DAU/MAU:	75%	75%	74%	74%	74%	73%	73%	73%	72%

DAU/MAU:	62%	62%	61%	62%	62%	62%	62%	63%	63%	DAU/MAU:	65%	65%	65%	65%	65%	65%	65%	66%	65%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 5% to 1.93 billion on average during December 2021 from 1.84 billion during December 2020. Users in India, Bangladesh, and Vietnam represented the top three sources of growth in DAUs during December 2021, relative to the same period in 2020.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2021, we had 2.91 billion MAUs, an increase of 4% from December 31, 2020. Users in India, Vietnam, and Bangladesh represented the top three sources of growth in 2021, relative to the same period in 2020.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2021 in the United States & Canada region was more than 12 times higher than in the Asia-Pacific region.

ARPU:	$8.52	$6.95	$7.05	$7.89	$10.14	$9.27	$10.12	$10.00	$11.57

ARPU:	$41.41	$34.18	$36.49	$39.63	$53.56	$48.03	$53.01	$52.34	$60.57	ARPU:	$13.21	$10.64	$11.03	$12.41	$16.87	$15.49	$17.23	$16.50	$19.68

ARPU:	$3.57	$3.06	$2.99	$3.67	$4.05	$3.94	$4.16	$4.30	$4.89	ARPU:	$2.48	$1.99	$1.78	$2.22	$2.77	$2.64	$3.05	$3.14	$3.43
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in Note 2 — Revenue in our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplemental Data" where revenue is geographically apportioned based on the addresses of our customers.

Our annual worldwide ARPU in 2021, which represents the sum of quarterly ARPU during such period, was $40.96, an increase of 28% from 2020. For 2021, ARPU increased by 40% in Rest of World, 35% in Europe, 31% in the United States & Canada, and 26% in Asia‑Pacific, as compared with 2020. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia‑Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

An accounting policy is deemed to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on our consolidated financial statements is material. We believe that the assumptions and estimates associated with gross vs. net in revenue recognition, valuation of equity investments, income taxes, loss contingencies, and valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Gross vs. Net in Revenue Recognition

For revenue generated from arrangements that involve third parties, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized on the consolidated statements of income.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research and development tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the merits of our defenses and the impact of negotiations, settlements, regulatory proceedings, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters. Certain factors, in particular, have resulted in significant changes to these estimates and judgments in prior quarters based on updated information available. For example, in certain jurisdictions where we operate, fines and penalties may be the result of new laws and preliminary interpretations regarding the basis of assessing damages, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. In addition, certain government inquiries and investigations, such as matters before our lead European Union privacy regulator, the IDPC, are subject to review by other regulatory bodies before decisions are finalized, which can lead to significant changes in the outcome of an inquiry. As a result of these and other factors, we reasonably expect that our estimates and judgments with respect to our contingencies may continue to be revised in future quarters.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 11 — Commitments and Contingencies and Note 14 — Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

Valuation of Long-lived Assets including Goodwill, Intangible Assets, and Property and Equipment and Estimated Useful Lives

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of December 31, 2021, no impairment of goodwill has been identified.

Long-lived assets, including property and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any material impairment charges during the years presented.

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

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of our server and network assets category. The effect of the 2021 change was a reduction in depreciation expense of $620 million and an increase in net income of $516 million, or $0.18 per diluted share. The impact from the changes in our estimates was calculated based on the asset bases existing as of the effective dates of the changes and applying the revised useful lives prospectively. See Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for additional information regarding changes in the estimated useful lives of our property and equipment.

Components of Results of Operations

Revenue

Family of Apps (FoA)

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. We calculate price per ad as total advertising revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

Other revenue. Other revenue consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, Facebook Portal, and wearables, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL cost of products sold; and content costs.

Research and development. Research and development expenses consist primarily of payroll and related expenses which include share-based compensation, facilities-related costs for employees on our engineering and technical teams who are responsible for developing new products as well as improving existing products, and professional services.

Marketing and sales. Marketing and sales expenses consist primarily of marketing and promotional expenses and payroll and related expenses which include share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include professional services such as content reviewers to support our community and product operations.

General and administrative. General and administrative expenses consist primarily of legal-related costs, which include accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; payroll and related expenses which include share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; other taxes, such as digital services taxes, other tax levies, and gross receipts taxes; and professional services.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenue	$117,929	$85,965	$70,697
Costs and expenses:
Cost of revenue	22,649	16,692	12,770
Research and development	24,655	18,447	13,600
Marketing and sales	14,043	11,591	9,876
General and administrative	9,829	6,564	10,465
Total costs and expenses	71,176	53,294	46,711
Income from operations	46,753	32,671	23,986
Interest and other income, net	531	509	826
Income before provision for income taxes	47,284	33,180	24,812
Provision for income taxes	7,914	4,034	6,327
Net income	$39,370	$29,146	$18,485

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	19	19	18
Research and development	21	21	19
Marketing and sales	12	13	14
General and administrative	8	8	15
Total costs and expenses	60	62	66
Income from operations	40	38	34
Interest and other income, net	—	1	1
Income before provision for income taxes	40	39	35
Provision for income taxes	7	5	9
Net income	33%	34%	26%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$577	$447	$377
Research and development	7,106	4,918	3,488
Marketing and sales	837	691	569
General and administrative	644	480	402
Total share-based compensation expense	$9,164	$6,536	$4,836

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	—%	1%	1%
Research and development	6	6	5
Marketing and sales	1	1	1
General and administrative	1	1	1
Total share-based compensation expense	8%	8%	7%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by segment. For comparative purposes, amounts in prior periods have been recast:

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Advertising	$114,934	$84,169	$69,655	37%	21%
Other revenue	721	657	541	10%	21%
Family of Apps	115,655	84,826	70,196	36%	21%
Reality Labs	2,274	1,139	501	100%	127%
Total revenue	$117,929	$85,965	$70,697	37%	22%

Family of Apps

FoA revenue in 2021 increased $30.83 billion, or 36%, compared to 2020. The increase was mostly driven by an increase in advertising revenue.

Advertising

Advertising revenue in 2021 increased $30.76 billion, or 37%, compared to 2020 as a result of increases in both the average price per ad and the number of ads delivered. In 2021, the average price per ad increased by 24%, as compared with a decrease of approximately 10% in 2020. The increase in average price per ad in 2021 was mainly caused by a recovery from declines in advertising demand in the first two quarters of 2020, due to the onset of the COVID-19 pandemic. Additionally, overall advertising demand increased, as compared to 2020, across our ad products and in all regions in part due to the continued growth of online commerce. In 2021, the number of ads delivered increased by 10%, as compared with an approximate 34% increase in 2020. The increase in the ads delivered in 2021 was driven by increases in users and the number and frequency of ads displayed across our products. We anticipate that future advertising revenue growth will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue increased $1.14 billion, or 100%, from 2020 to 2021, and $638 million, or 127%, from 2019 to 2020. The increases in both periods were mostly driven by increases in the volume of our consumer hardware products sold.

Revenue Seasonality and Customer Concentration

Revenue is traditionally seasonally strong in the fourth quarter of each year due in part to seasonal holiday demand. We believe that this seasonality in both advertising revenue and RL consumer hardware sales affects our quarterly results, which generally reflect significant growth in revenue between the third and fourth quarters and a decline between the fourth and subsequent first quarters. For instance, our total revenue increased 16%, 31%, and 19% between the third and fourth quarters of 2021, 2020, and 2019, respectively, while total revenue for the first quarters of 2021, 2020, and 2019 declined 7%, 16%, and 11% compared to the fourth quarters of 2020, 2019, and 2018, respectively. We note the decline in total revenue in the first quarter of 2020 was exacerbated by the non-seasonal impact of the onset of the COVID-19 pandemic.

No customer represented 10% or more of total revenue during the years ended December 31, 2021, 2020, and 2019.

Foreign Exchange Impact on Revenue

The general weakening of the U.S. dollar relative to certain foreign currencies in the full year 2021 compared to the same period in 2020 had a favorable impact on revenue. If we had translated revenue for the full year 2021 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $116.29 billion and $113.31 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.64 billion and $1.62 billion lower than actual total revenue and advertising revenue, respectively, for the full year 2021. Using the same constant rates, full year 2021 total revenue and advertising revenue would have been $30.32 billion and $29.15 billion, respectively, higher than actual total revenue and advertising revenue for the full year 2020.

Cost of revenue

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Cost of revenue	$22,649	$16,692	$12,770	36%	31%
Percentage of revenue	19%	19%	18%

Cost of revenue in 2021 increased $5.96 billion, or 36%, compared to 2020. The majority of the increase was due to an increase in Reality Labs cost of products sold and an increase in operational expenses related to our data centers and technical infrastructure, partially offset by a decrease in the depreciation growth rate mostly due to increases in the useful lives of servers and network assets. To a lesser extent, costs associated with partner arrangements, including traffic acquisition and payment processing costs, also increased.

See Note 1 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding changes in the estimated useful lives of our servers and network assets.

In 2022, we anticipate that cost of revenue will increase as we continue to expand our data center capacity and technical infrastructure to support user growth and engagement and the delivery of new products and services, and, to a lesser extent, due to higher content costs.

Research and development

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Research and development	$24,655	$18,447	$13,600	34%	36%
Percentage of revenue	21%	21%	19%

Research and development expenses in 2021 increased $6.21 billion, or 34%, compared to 2020. The increase was primarily due to an increase in payroll and related expenses as a result of a 30% growth in employee headcount from December 31, 2020 to December 31, 2021 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs. To a lesser extent, Realty Labs technology development costs also increased.

In 2022, we plan to continue to hire software engineers and other technical employees, and to increase our investment to support our research and development initiatives in our family of products and in Reality Labs.

Marketing and sales

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Marketing and sales	$14,043	$11,591	$9,876	21%	17%
Percentage of revenue	12%	13%	14%

Marketing and sales expenses in 2021 increased $2.45 billion, or 21%, compared to 2020. The increase was primarily due to increases in marketing and promotional expenses, payroll and related expenses, and product and community operations expenses. Our payroll and related expenses increased as a result of a 9% increase in employee headcount from December 31, 2020 to December 31, 2021 in our marketing and sales functions.

In 2022, we plan to continue the hiring of marketing and sales employees to support our marketing, sales, and partnership efforts, and we anticipate marketing expenses will increase.

General and administrative

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Legal accrual related to FTC settlement	$—	$—	$5,000	NM	NM
Other general and administrative	9,829	6,564	5,465	50%	20%
General and administrative	$9,829	$6,564	$10,465	50%	(37)%
Percentage of revenue	8%	8%	15%

General and administrative expenses in 2021 increased $3.27 billion, or 50%, compared to 2020. The increase was primarily due to increases in legal-related costs and payroll and related expenses. Our payroll and related expenses increased as a result of a 25% increase in employee headcount from December 31, 2020 to December 31, 2021 in our general and administrative functions.

See Note 11 — Commitments and Contingencies in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding estimated fines, settlements, or other losses in connection with legal-related costs.

In 2022, we plan to continue to increase general and administrative expenses to support overall company growth. We may also incur significant discrete charges such as legal-related accruals and settlement costs in general and administrative expenses.

Segment profitability

The following table sets forth income (loss) from operations by segment. For comparative purposes, amounts in prior periods have been recast:

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Family of Apps	$56,946	$39,294	$28,489	45%	38%
Reality Labs	(10,193)	(6,623)	(4,503)	(54)%	(47)%
Total income from operations	$46,753	$32,671	$23,986	43%	36%

Family of Apps

FoA income from operations in 2021 increased $17.65 billion, or 45%, compared to 2020. The increase was due to the growth in advertising revenue partially offset by an increase in costs and expenses, the majority of which was due to an increase in payroll and related expenses as a result of higher employee headcount, higher legal-related costs, and increases in costs related to our data centers and technical infrastructure.

FoA income from operations in 2020 increased $10.81 billion, or 38%, compared to 2019. The increase was due to the growth in advertising revenue and a one-time $5.0 billion FTC settlement accrual recorded in 2019, partially offset by an increase in costs and expenses, the majority of which was due to an increase in payroll and related expenses as a result of higher employee headcount, increases in costs related to our data centers and technical infrastructure, and higher marketing and promotional expenses.

Reality Labs

RL loss from operations in 2021 increased $3.57 billion, or 54%, compared to 2020, and in 2020 increased $2.12 billion, or 47%, compared to 2019. The majority of the increases in loss from operations in both periods were driven by increases in payroll and related expenses primarily due to the growth in RL research and development headcount and higher gross losses from increases in volume of consumer hardware sales.

Interest and other income, net

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Interest income, net	$461	$672	$904	(31)%	(26)%
Foreign currency exchange losses, net	(140)	(129)	(105)	(9)%	(23)%
Other income (expense), net	210	(34)	27	NM	NM
Interest and other income, net	$531	$509	$826	4%	(38)%

Interest and other income, net in 2021 increased $22 million, or 4%, compared to 2020. The increase was due to an increase in other income from net unrealized gains recognized for our equity investments, partially offset by a decrease in interest income as a result of lower interest rates compared to 2020.

Provision for income taxes

	Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change

	(dollars in millions)
Provision for income taxes	$7,914	$4,034	$6,327	96%	(36)%
Effective tax rate	16.7%	12.2%	25.5%

Our provision for income taxes in 2021 increased $3.88 billion, or 96%, compared to 2020, primarily due to an increase in income from operations and the effects of the tax election described below.

Our effective tax rate in 2021 increased compared to 2020, mostly due to the effects of the tax election described below and tax effects of a shift in jurisdictional mix of earnings.

In the third quarter of 2020, as part of finalizing our U.S. income tax return, we elected to capitalize and amortize certain research and development expenses for U.S. income tax purposes. As a result, we recorded a total of $1.07 billion income tax benefit for the year ended December 31, 2020.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 28, 2022 price, and absent U.S. tax legislation changes and other one-time events, we expect our effective tax rate for the full year 2022 to be similar to the effective tax rate for the full year 2021. This includes the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our cash tax liabilities but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization requirement is deferred, our effective tax rate in 2022 could be a few percentage points higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

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

See Note 14 — Income Taxes in the notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Cash and cash equivalents and marketable securities were $48.0 billion as of December 31, 2021, a decrease of $13.96 billion from December 31, 2020. The decrease was primarily due to $44.54 billion for repurchases of our Class A common stock, $19.24 billion for capital expenditures, including principal payments on finance leases, and $5.51 billion of taxes paid related to net share settlement of employee restricted stock units (RSU) awards, offset by $57.68 billion of cash generated from operations for the year ended December 31, 2021.

Cash paid for income taxes was $8.52 billion for the year ended December 31, 2021. As of December 31, 2021, our federal net operating loss carryforward was $10.61 billion and our federal tax credit carryforward was $527 million. We anticipate the utilization of a significant portion of these net operating losses and credits within the next two years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In 2021, we repurchased and subsequently retired 136 million shares of our Class A common stock for $44.81 billion. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases.

As of December 31, 2021, $10.61 billion of the $48.0 billion in cash and cash equivalents and marketable securities was held by our foreign subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminated U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months and thereafter for the foreseeable future.

The following table presents our cash flows (in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$57,683	$38,747	$36,314
Net cash used in investing activities	$(7,570)	$(30,059)	$(19,864)
Net cash used in financing activities	$(50,728)	$(10,292)	$(7,299)

Cash Provided by Operating Activities

Cash provided by operating activities during 2021 mostly consisted of $39.37 billion net income adjusted for certain non-cash items, including $9.16 billion of share-based compensation expense and $7.97 billion of depreciation and amortization. The increase in cash flow from operating activities during 2021 compared to 2020 was primarily due to higher net income as adjusted for certain non-cash items, such as share-based compensation expense and deferred income taxes, partially offset by changes in working capital.

Cash Used in Investing Activities

Cash used in investing activities during 2021 primarily consisted of $18.57 billion of purchases of property and equipment as we continued to invest in data centers, servers, office facilities, and network infrastructure offset by $12.18 billion of net sales and maturities of marketable securities. The decrease in cash used in investing activities during 2021 compared to 2020 was mostly due to decreases in net purchases of marketable securities and equity investments, partially offset by an increase in purchases of property and equipment.

We anticipate making capital expenditures of approximately $29 billion to $34 billion in 2022.

Cash Used in Financing Activities

Cash used in financing activities during 2021 mostly consisted of $44.54 billion for repurchases of our Class A common stock and $5.51 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during 2021 compared to 2020 was mostly due to the increase in repurchases of our Class A common stock.

Free Cash Flow

In addition to other financial measures presented in accordance with U.S. GAAP, we monitor free cash flow (FCF) as a non-GAAP measure to manage our business, make planning decisions, evaluate our performance, and allocate resources. We define FCF as net cash provided by operating activities reduced by net purchases of property and equipment and principal payments on finance leases.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities (in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$57,683	$38,747	$36,314
Less: Purchases of property and equipment	(18,567)	(15,115)	(15,102)
Less: Principal payments on finance leases	(677)	(604)	(552)
Free cash flow	$38,439	$23,028	$20,660

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our principal commitments consist mostly of obligations under operating leases and other contractual commitments. Our operating lease obligations mostly include among others, certain of our offices, data centers, colocations and land. Our other contractual commitments are primarily related to our investments in servers, network infrastructure and Reality Labs. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2021 (in millions):

		Payment Due by Period
	Total	2022	2023-2024	2025-2026	Thereafter
Operating lease obligations, including imputed interest(1)	$25,410	$1,559	$3,966	$3,837	$16,048
Finance lease obligations, including imputed interest(1)	2,303	678	603	322	700
Transition tax payable	1,537	—	848	689	—
Other contractual commitments	23,080	14,502	5,426	609	2,543
Total contractual obligations	$52,330	$16,739	$10,843	$5,457	$19,291
_________________________
(1)Includes variable lease payments that were fixed subsequent to lease commencement or modification.

Additionally, as part of the normal course of business, we may also enter into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. These agreements are generally entered into in order to secure either volume or price. Using projected market prices or expected volume consumption, the total estimated spend is approximately $8.06 billion. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Our other liabilities also include $4.40 billion related to the uncertain tax positions as of December 31, 2021. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, this amount is not included in the above contractual obligations table.

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

See Note 11 — Commitments and Contingencies and Note 14 — Income Taxes in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding contingencies.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and equity investment risk.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses of $140 million, $129 million, and $105 million were recognized in 2021, 2020, and 2019, respectively, as interest and other income, net in our consolidated statements of income.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $714 million and $794 million in the market value of our available-for-sale debt securities as of December 31, 2021 and December 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Equity Investment Risk

Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.

Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including recent and ongoing effects related to the impact of the COVID-19 pandemic, which requires significant judgments, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of December 31, 2021 and December 31, 2020. Our total equity investments had a carrying value of $6.78 billion and $6.23 billion as of December 31, 2021 and December 31, 2020, respectively.

For additional information about our equity investments, see Note 1 — Summary of Significant Accounting Policies, Note 5 — Equity Investments, and Note 6 — Fair Value Measurements in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" contained in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

META PLATFORMS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Platforms, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

Loss Contingencies
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company is party to various legal proceedings, claims, and regulatory or government inquiries and investigations. The Company accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes it is reasonably possible that it will incur a loss in some of these cases, actions or inquiries described above. When applicable, the Company discloses an estimate of the amount of loss or range of possible loss that may be incurred. However, for certain other matters, the Company discloses that the amount of such losses or a range of possible losses cannot be reasonably estimated at this time.
Auditing the Company's accounting for, and disclosure of, these loss contingencies was especially challenging due to the significant judgment required to evaluate management's assessments of the likelihood of a loss, and their estimate of the potential amount or range of such losses.

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
February 2, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meta Platforms, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Meta Platforms, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Redwood City, California
February 2, 2022

META PLATFORMS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,601	$17,576
Marketable securities	31,397	44,378
Accounts receivable, net	14,039	11,335
Prepaid expenses and other current assets	4,629	2,381
Total current assets	66,666	75,670
Equity investments	6,775	6,234
Property and equipment, net	57,809	45,633
Operating lease right-of-use assets	12,155	9,348
Intangible assets, net	634	623
Goodwill	19,197	19,050
Other assets	2,751	2,758
Total assets	$165,987	$159,316

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,083	$1,331
Partners payable	1,052	1,093
Operating lease liabilities, current	1,127	1,023
Accrued expenses and other current liabilities	14,312	11,152
Deferred revenue and deposits	561	382
Total current liabilities	21,135	14,981
Operating lease liabilities, non-current	12,746	9,631
Other liabilities	7,227	6,414
Total liabilities	41,108	31,026
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,328 million and 2,406 million shares issued and outstanding, as of December 31, 2021 and 2020, respectively; 4,141 million Class B shares authorized, 413 million and 443 million shares issued and outstanding, as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	55,811	50,018
Accumulated other comprehensive income (loss)	(693)	927
Retained earnings	69,761	77,345
Total stockholders' equity	124,879	128,290
Total liabilities and stockholders' equity	$165,987	$159,316

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$117,929	$85,965	$70,697
Costs and expenses:
Cost of revenue	22,649	16,692	12,770
Research and development	24,655	18,447	13,600
Marketing and sales	14,043	11,591	9,876
General and administrative	9,829	6,564	10,465
Total costs and expenses	71,176	53,294	46,711
Income from operations	46,753	32,671	23,986
Interest and other income, net	531	509	826
Income before provision for income taxes	47,284	33,180	24,812
Provision for income taxes	7,914	4,034	6,327
Net income	$39,370	$29,146	$18,485
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$13.99	$10.22	$6.48
Diluted	$13.77	$10.09	$6.43
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,815	2,851	2,854
Diluted	2,859	2,888	2,876
Share-based compensation expense included in costs and expenses:
Cost of revenue	$577	$447	$377
Research and development	7,106	4,918	3,488
Marketing and sales	837	691	569
General and administrative	644	480	402
Total share-based compensation expense	$9,164	$6,536	$4,836

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$39,370	$29,146	$18,485
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(1,116)	1,056	(151)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(504)	360	422
Comprehensive income	$37,750	$30,562	$18,756

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2018	2,854	$—	$42,906	$(760)	$41,981	$84,127
Issuance of common stock for cash upon exercise of stock options	1	—	15	—	—	15
Issuance of common stock for settlement of RSUs	32	—	—	—	—	—
Shares withheld related to net share settlement and other	(13)	—	(1,906)	—	(675)	(2,581)
Share-based compensation	—	—	4,836	—	—	4,836
Share repurchases	(22)	—	—	—	(4,099)	(4,099)
Other comprehensive income	—	—	—	271	—	271
Net income	—	—	—	—	18,485	18,485
Balances at December 31, 2019	2,852	—	45,851	(489)	55,692	101,054
Issuance of common stock for settlement of RSUs	38	—	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(2,369)	—	(1,195)	(3,564)
Share-based compensation	—	—	6,536	—	—	6,536
Share repurchases	(27)	—	—	—	(6,298)	(6,298)
Other comprehensive income	—	—	—	1,416	—	1,416
Net income	—	—	—	—	29,146	29,146
Balances at December 31, 2020	2,849	—	50,018	927	77,345	128,290
Issuance of common stock for settlement of RSUs	45	—	—	—	—	—
Shares withheld related to net share settlement	(17)	—	(3,371)	—	(2,144)	(5,515)
Share-based compensation	—	—	9,164	—	—	9,164
Share repurchases	(136)	—	—	—	(44,810)	(44,810)
Other comprehensive loss	—	—	—	(1,620)	—	(1,620)
Net income	—	—	—	—	39,370	39,370
Balances at December 31, 2021	2,741	$—	$55,811	$(693)	$69,761	$124,879

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$39,370	$29,146	$18,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,967	6,862	5,741
Share-based compensation	9,164	6,536	4,836
Deferred income taxes	609	(1,192)	(37)
Other	(127)	118	39
Changes in assets and liabilities:
Accounts receivable	(3,110)	(1,512)	(1,961)
Prepaid expenses and other current assets	(1,750)	135	47
Other assets	(349)	(34)	41
Accounts payable	1,436	(17)	113
Partners payable	(12)	178	348
Accrued expenses and other current liabilities	3,357	(1,054)	7,300
Deferred revenue and deposits	187	108	123
Other liabilities	941	(527)	1,239
Net cash provided by operating activities	57,683	38,747	36,314
Cash flows from investing activities
Purchases of property and equipment	(18,567)	(15,115)	(15,102)
Purchases of marketable securities	(30,407)	(33,930)	(23,910)
Sales of marketable securities	31,671	11,787	9,565
Maturities of marketable securities	10,915	13,984	10,152
Purchases of equity investments	(47)	(6,361)	(61)
Acquisitions of businesses, net of cash acquired, and purchases of intangible assets	(851)	(388)	(508)
Other investing activities	(284)	(36)	—
Net cash used in investing activities	(7,570)	(30,059)	(19,864)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(5,515)	(3,564)	(2,337)
Repurchases of Class A common stock	(44,537)	(6,272)	(4,202)
Principal payments on finance leases	(677)	(604)	(552)
Net change in overdraft in cash pooling entities	14	24	(223)
Other financing activities	(13)	124	15
Net cash used in financing activities	(50,728)	(10,292)	(7,299)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(474)	279	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,089)	(1,325)	9,155
Cash, cash equivalents, and restricted cash at beginning of the period	17,954	19,279	10,124
Cash, cash equivalents, and restricted cash at end of the period	$16,865	$17,954	$19,279

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$16,601	$17,576	$19,079
Restricted cash, included in prepaid expenses and other current assets	149	241	8
Restricted cash, included in other assets	115	137	192
Total cash, cash equivalents, and restricted cash	$16,865	$17,954	$19,279

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow data
Cash paid for income taxes, net	$8,525	$4,229	$5,182
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,404	$2,201	$1,887
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$73	$118	$—
Other current assets through financing arrangement in accrued expenses and other current liabilities	$508	$—	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$340	$68	$43

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Summary of Significant Accounting Policies

Organization and Description of Business

We were incorporated in Delaware in July 2004. In October 2021, we changed our corporate name from Facebook, Inc. to Meta Platforms, Inc. Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life.

We report our financial results based on two reportable segments: Family of Apps (FoA) and Reality Labs (RL). The segment information aligns with how the chief operating decision maker (CODM), who is our Chief Executive Officer (CEO), reviews and manages the business. We generate substantially all of our revenue from advertising.

Basis of Presentation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Meta Platforms, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of equity investments, income taxes, loss contingencies, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, credit losses of available-for-sale (AFS) debt securities, credit losses of accounts receivable, fair value of financial instruments, and leases. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of selected cohorts of servers and network assets from three years to four years in prior years as well as in 2021 as a result of longer refresh cycles in our data centers. Prior year changes individually or in aggregate did not have a material impact to the consolidated financial statements. The effect of the 2021 changes was a reduction in depreciation expense of $620 million and an increase in net income of $516 million, or $0.18 per diluted share for the year ended December 31, 2021. The impact from the changes in our estimates was calculated based on the asset bases existing as of the effective dates of the changes and applying the revised estimated useful lives prospectively.

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

We may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives, credits, or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We estimate these amounts and reduce revenue based on the amounts expected to be provided to customers. We believe that there will not be significant changes to our estimates of variable consideration.

Reality Labs Revenue

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, Facebook Portal, and wearables, and related software and content. Revenue is recognized at the time control of the products is transferred to customers, which is generally at the time of delivery, in an amount that reflects the consideration RL expects to be entitled to in exchange for the products.

Other Revenue

Other revenue consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Deferred Revenue and Deposits

Deferred revenue and deposits mostly consists of billings and payments we receive from marketers in advance of revenue recognition, revenue not yet recognized for unspecified software upgrades and updates for various RL products. Deposits relate to unused balances held on behalf of our users who primarily use these balances to make purchases in games on our platform. Once the unused balance is utilized by a user, the majority of this amount would then be payable to the developer and the balance would be recognized as revenue. The increase in the deferred revenue and deposits balance for the year ended December 31, 2021 was driven by cash payments from customers in advance of satisfying our performance obligations in RL sales and advertising revenue, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Our payment terms vary by the products or services offered. The term between billings and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

We expense sales commissions when incurred if the amortization period is one year or less. These costs are recorded within marketing and sales on our consolidated statements of income.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL cost of products sold; and content costs.

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

Share-based Compensation

Share-based compensation expense consists of the company's restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period. We account for forfeitures as they occur.

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

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on the consolidated statements of income. We incurred advertising expenses of $2.99 billion, $2.26 billion, and $1.57 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as available-for-sale (AFS) investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income, net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amounts of credit losses recorded for the years ended December 31, 2021 and 2020 were not material. There was no impairment charge for any unrealized losses in 2019. We determine realized gains or losses on sale of marketable securities on a specific identification method and include such gains or losses in interest and other income, net on the consolidated statements of income.

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

Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. The change in carrying value, if any, is recognized in interest and other income, net on our consolidated statements of income. We periodically review our equity investments for impairment. If indicators exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value.

In addition, we also held equity investments accounted for under the equity method which were immaterial as of December 31, 2021 and 2020.

Fair Value Measurements

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

Our cash equivalents and marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy because their fair value is derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs.

Our equity investments accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective equity investment would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2021 and 2020, the allowances for accounts receivable were immaterial.

Property and Equipment

Property and equipment, which includes amounts recorded under finance leases, which are amortized, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment and amortization periods of finance lease right-of-use assets are described below:

Property and Equipment	Useful Life/ Amortization period
Servers and network assets	Four years
Buildings	25 to 30 years
Equipment and other	One to 25 years
Finance lease right-of-use assets	Three to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

We evaluate at least annually the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset's fair value is less than the carrying amount, an impairment charge is recognized. We have not recorded any material impairment charges during the years presented.

The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our current estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. See section "Use of Estimates" above for additional information regarding changes in the estimated useful lives of our servers and network assets.

Servers and network assets include property and equipment mostly in our data centers, which is used to support production traffic. Land and assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in income from operations.

Lease Obligations

We have operating leases comprised of certain offices, data centers, land, colocations, network infrastructure, and other equipment. We also have finance leases for certain network infrastructure. We determine if an arrangement is a lease at inception. Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, real estate taxes, and management fees. We combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. Such variable lease costs are expensed as incurred on the consolidated statements of income. For certain colocation and equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use (ROU) assets and lease liabilities.

For leases with a lease term greater than 12 months, ROU assets and lease liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of the remaining fixed lease payments and includes only payments that are fixed and determinable at the time of commencement.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be in a similar economic environment.

Operating leases are included in operating lease ROU assets, operating lease liabilities, current, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other liabilities on our consolidated balance sheets.

Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the merits of our defenses and the impact of negotiations, settlements, regulatory proceedings, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters. Certain factors, in particular, have resulted in significant changes to these estimates and judgments in prior quarters based on updated information available. For example, in certain jurisdictions where we operate, fines and penalties may be the result of new laws and preliminary interpretations regarding the basis of assessing damages, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. In addition, certain government inquiries and investigations, such as matters before our lead European Union privacy regulator, the IDPC, are subject to review by other regulatory bodies before decisions can be finalized, which can lead to significant changes in the outcome of an inquiry. As a result of these and other factors, we reasonably expect that our estimates and judgments with respect to our contingencies may continue to be revised in future quarters.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Goodwill and Intangibles Assets

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of December 31, 2021, no impairment of goodwill has been identified.

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation of these intangible assets are performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of finite-lived intangible assets is not recoverable, and the assets fair value is less than the carrying amount, an impairment charge is recognized. We have not recorded any material impairment charges during the years presented.

Our finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized. If an indefinite-lived intangible asset is subsequently determined to have a finite useful life, the asset will be tested for impairment and accounted for as a finite-lived intangible asset prospectively over its estimated remaining useful life. We routinely review the remaining estimated useful lives of finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized over the revised estimated useful life.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2021, we had a cumulative translation loss, net of tax of $677 million and as of December 31, 2020, we had a cumulative translation gain, net of tax of $439 million.

Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded within interest and other income, net on our consolidated statements of income. Net losses resulting from foreign currency transactions were $140 million, $129 million, and $105 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The majority of cash equivalents consists of money market funds, that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2021 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 41%, 42%, and 43% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Canada, Australia, Brazil, and Thailand.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses, and bad debt expense on these losses was not material during the years ended December 31, 2021, 2020, or 2019. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2021, 2020, and 2019.

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

On October 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

On October 1, 2021, we early adopted ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (ASU 2016-02), which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if specified criteria are met. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for us in the first quarter of 2023 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for us in the year ended December 31, 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2.Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions). For comparative purposes, amounts in prior periods have been recast:

	Year Ended December 31,
	2021	2020	2019
Advertising	$114,934	$84,169	$69,655
Other revenue	721	657	541
Family of Apps	$115,655	$84,826	$70,196
Reality Labs	2,274	1,139	501
Total revenue	$117,929	$85,965	$70,697

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
United States and Canada(1)	$51,541	$38,433	$32,206
Europe(2)	29,057	20,349	16,826
Asia-Pacific	26,739	19,848	15,406
Rest of World(2)	10,592	7,335	6,259
Total revenue	$117,929	$85,965	$70,697
_________________________
(1)United States revenue was $48.38 billion, $36.25 billion, and $30.23 billion for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $596 million and $371 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we expect $517 million of our deferred revenue to be realized in less than a year.

Note 3.Earnings per Share

We compute earnings per share (EPS) of Class A and Class B common stock using the two-class method. As the liquidation and dividend rights for both Class A and Class B common stock are identical, the undistributed earnings are allocated on a proportionate basis to the weighted-average number of common shares outstanding for the period. Basic EPS is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding.

For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans.

In addition, the computation of the diluted EPS of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted EPS of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted EPS is computed by dividing the resulting net income by the weighted-average number of fully diluted common shares outstanding.

RSUs with anti-dilutive effect were excluded from the EPS calculation and they were not material for the years ended December 31, 2021, 2020, and 2019.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$33,328	$6,042	$24,607	$4,539	$15,569	$2,916
Denominator
Shares used in computation of basic earnings per share	2,383	432	2,407	444	2,404	450
Basic EPS	$13.99	$13.99	$10.22	$10.22	$6.48	$6.48
Diluted EPS:
Numerator
Net income	$33,328	$6,042	$24,607	$4,539	$15,569	$2,916
Reallocation of net income as a result of conversion of Class B to Class A common stock	6,042	—	4,539	—	2,916	—
Reallocation of net income to Class B common stock	—	(93)	—	(58)	—	(18)
Net income for diluted EPS	$39,370	$5,949	$29,146	$4,481	$18,485	$2,898
Denominator
Shares used in computation of basic earnings per share	2,383	432	2,407	444	2,404	450
Conversion of Class B to Class A common stock	432	—	444	—	450	—
Weighted-average effect of dilutive RSUs	44	—	37	—	22	1
Shares used in computation of diluted earnings per share	2,859	432	2,888	444	2,876	451
Diluted EPS	$13.77	$13.77	$10.09	$10.09	$6.43	$6.43

Note 4.Cash and Cash Equivalents and Marketable Securities

The following table sets forth the cash and cash equivalents and marketable securities (in millions):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$7,308	$6,488
Money market funds	8,850	9,755
U.S. government securities	25	1,016
U.S. government agency securities	108	—
Certificates of deposit and time deposits	250	305
Corporate debt securities	60	12
Total cash and cash equivalents	16,601	17,576
Marketable securities:
U.S. government securities	10,901	20,921
U.S. government agency securities	5,927	11,698
Corporate debt securities	14,569	11,759
Total marketable securities	31,397	44,378
Total cash and cash equivalents and marketable securities	$47,998	$61,954

The gross unrealized gains on our marketable securities were not material and $641 million as of December 31, 2021 and 2020, respectively. The gross unrealized losses and the allowance for credit losses on our marketable securities were not material as of December 31, 2021 and 2020.

The following table classifies our marketable securities by contractual maturities (in millions):

December 31, 2021
Due within one year	$3,352
Due after one year to five years	28,045
Total	$31,397

Note 5.Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values. On July 7, 2020, we completed our equity investment in Jio Platforms Limited (Jio), a subsidiary of Reliance Industries Limited, for $5.82 billion. The following table summarizes our equity investments that were measured using measurement alternative and equity method (in millions):

	December 31,
	2021	2020
Equity investments under measurement alternative:
Initial cost	$6,480	$6,171
Cumulative upward adjustments	311	26
Cumulative impairment/downward adjustments	(50)	(25)
Carrying value	6,741	6,172
Equity investments under equity method	34	62
Total equity investments	$6,775	$6,234

Note 6.Fair Value Measurements

The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$8,850	$8,850	$—
U.S. government securities	25	25	—
U.S. government agency securities	108	108	—
Certificates of deposit and time deposits	250	—	250
Corporate debt securities	60	—	60
Marketable securities:
U.S. government securities	10,901	10,901	—
U.S. government agency securities	5,927	5,927	—
Corporate debt securities	14,569	—	14,569
Total cash equivalents and marketable securities	$40,690	$25,811	$14,879

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$9,755	$9,755	$—
U.S. government securities	1,016	1,016	—
Certificates of deposit and time deposits	305	—	305
Corporate debt securities	12	—	12
Marketable securities:
U.S. government securities	20,921	20,921	—
U.S. government agency securities	11,698	11,698	—
Corporate debt securities	11,759	—	11,759
Total cash equivalents and marketable securities	$55,466	$43,390	$12,076

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

We also have assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. As of December 31, 2021, included in the total $6.78 billion of equity investments, $913 million was measured at fair value and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis. As of December 31, 2020, our Level 3 equity investments were not material. For information regarding equity investments, see Note 5 — Equity Investments.

Note 7.Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2021	2020
Land	$1,688	$1,326
Servers and network assets	25,584	20,544
Buildings	22,531	17,360
Leasehold improvements	5,795	4,321
Equipment and other	4,764	3,917
Finance lease right-of-use assets	2,840	2,295
Construction in progress	14,687	11,288
Property and equipment, gross	77,889	61,051
Less: Accumulated depreciation	(20,080)	(15,418)
Property and equipment, net	$57,809	$45,633

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, and office buildings. Prior year balances of certain property and equipment categories have been reclassified to conform to the current year's presentation.

Depreciation expense on property and equipment was $7.56 billion, $6.39 billion, and $5.18 billion for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of the property and equipment depreciation expense was from servers and network assets depreciation of $4.94 billion, $4.38 billion, and $3.69 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 8.Leases

We have entered into various non-cancelable operating lease agreements mostly for certain of our offices, data centers, colocations, and land. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between 2022 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost
Amortization of right-of-use assets	$344	$259	$195
Interest	15	14	12
Operating lease cost	1,540	1,391	1,139
Variable lease cost and other, net	272	269	160
Total lease cost	$2,171	$1,933	$1,506

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term
Finance leases	13.9 years	14.9 years
Operating leases	13.0 years	12.2 years
Weighted-average discount rate
Finance leases	2.7%	2.9%
Operating leases	2.8%	3.1%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021 (in millions):

	Operating Leases	Finance Leases
2022	$1,425	$90
2023	1,542	65
2024	1,513	45
2025	1,354	45
2026	1,295	45
Thereafter	9,995	406
Total undiscounted cash flows	17,124	696
Less: Imputed interest	(3,251)	(115)
Present value of lease liabilities	$13,873	$581

Lease liabilities, current	$1,127	$75
Lease liabilities, non-current	12,746	506
Present value of lease liabilities	$13,873	$581

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2021, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $8.34 billion and $1.62 billion, respectively, mostly for offices, data centers, and network infrastructure. These operating and finance leases will commence between 2022 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,406	$1,208	$902
Operating cash flows for finance leases	$15	$14	$12
Financing cash flows for finance leases	$677	$604	$552
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,466	$1,158	$5,081
Finance leases	$160	$121	$193

Note 9.Goodwill and Intangible Assets

During the year ended December 31, 2021, we purchased certain intangible assets and completed several business acquisitions that were not material to our consolidated financial statements, individually and in aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2021 have not been presented. We have included the financial results of these business acquisitions in our consolidated financial statements from their respective dates of acquisition.

Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material.

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Balance as of December 31, 2019			$18,715
Acquisitions			322
Effect of currency translation adjustment			13
Balance as of December 31, 2020			19,050
Acquisitions			210
Adjustments/transfer			(191)
Effect of currency translation adjustment			(4)
Segment allocation in the fourth quarter of 2021 (1)	$18,455	$610	19,065
Acquisitions in the fourth quarter of 2021	—	128	128
Effect of currency translation adjustment	3	1	4
Balance as of December 31, 2021	$18,458	$739	$19,197
_________________________
(1)Represents reallocation of goodwill as a result of our change in segments in the fourth quarter of 2021. See Note 15 — Segment and Geographical Information for further details.

The following table sets forth the major categories of the intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in millions):

		December 31, 2021			December 31, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired users	0.0	$2,057	$(2,057)	$—	$2,057	$(1,840)	$217
Acquired technology	2.6	1,412	(1,169)	243	1,297	(1,088)	209
Acquired patents	3.4	827	(722)	105	805	(677)	128
Trade names	3.0	644	(633)	11	636	(622)	14
Other	12.1	176	(167)	9	223	(168)	55
Total finite-lived assets		5,116	(4,748)	368	5,018	(4,395)	623
Total indefinite-lived assets	N/A	266	—	266	—	—	—
Total intangible assets, net		$5,382	$(4,748)	$634	$5,018	$(4,395)	$623

Amortization expense of intangible assets for the years ended December 31, 2021, 2020, and 2019 was $407 million, $473 million, and $562 million, respectively.

As of December 31, 2021, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

2022	$164
2023	103
2024	61
2025	18
2026	13
Thereafter	9
Total	$368

Note 10. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2021	2020
Legal-related accruals (1)	$3,254	$1,622
Accrued compensation and benefits	3,152	2,609
Accrued property and equipment	1,392	1,414
Accrued taxes	1,256	2,038
Other current liabilities	5,258	3,469
Accrued expenses and other current liabilities	$14,312	$11,152
_________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 11 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	December 31,
	2021	2020
Income tax payable	$5,938	$5,025
Other liabilities	1,289	1,389
Other liabilities	$7,227	$6,414

Note 11. Commitments and Contingencies

Guarantee

In 2018, we established a multi-currency notional cash pool for certain of our entities with a third-party bank provider. Actual cash balances are not physically converted and are not commingled between participating legal entities. As part of the notional cash pool agreement, the bank extends overdraft credit to our participating entities as needed, provided that the overall notionally pooled balance of all accounts in the pool at the end of each day is at least zero. In the unlikely event of a default by our collective entities participating in the pool, any overdraft balances incurred would be guaranteed by Meta Platforms, Inc.

Other Contractual Commitments

We have $23.08 billion of non-cancelable contractual commitments as of December 31, 2021, which are primarily related to our investments in servers, network infrastructure, and Reality Labs. These commitments are primarily due within five years.

Legal and Related Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. The GDPR is still a relatively new law and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material in the aggregate.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the same matters. We believe these lawsuits are without merit, and we are vigorously defending them.

In addition, we are subject to litigation and other proceedings involving law enforcement and other regulatory agencies, including in particular in Brazil, Russia, and other countries in Europe, in order to ascertain the precise scope of our legal obligations to comply with the requests of those agencies, including our obligation to disclose user information in particular circumstances. A number of such instances have resulted in the assessment of fines and penalties against us. We believe we have multiple legal grounds to satisfy these requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and other alleged anticompetitive conduct, and seeking damages and unspecified injunctive relief. Several of the cases brought on behalf of certain advertisers and users were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. We believe these lawsuits are without merit, and we are vigorously defending them.

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

For information regarding income tax contingencies, see Note 14 — Income Taxes.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2021, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2021.

Note 12. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2021, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2021, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2021, there were 2,328 million shares of Class A common stock and 413 million shares of Class B common stock issued and outstanding.

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2020, $8.60 billion remained available and authorized for repurchases under this program. In January 2021 and October 2021, additional $25.0 billion and $50.0 billion of repurchases were authorized under this program, respectively. In 2021, we repurchased and subsequently retired 136 million shares of our Class A common stock for an aggregate amount of $44.81 billion. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases.

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

Share-based Compensation Plans

Since 2020, we have maintained one active share-based employee compensation plan, the 2012 Equity Incentive Plan, which was amended in each of June 2016, February 2018 (Amended 2012 Plan). Our Amended 2012 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited under our stock plan are added to the reserves of the Amended 2012 Plan.

As of December 31, 2021, there were 116 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. Pursuant to the automatic increase provision under our Amended 2012 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026 , by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 20 million shares of Class A common stock reserved for issuance effective January 1, 2022.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2020	96,733	$181.88
Granted	59,127	$305.40
Vested	(44,574)	$198.95
Forfeited	(12,438)	$211.58
Unvested at December 31, 2021	98,848	$244.32

The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2020 and 2019 was $188.73 and $173.66, respectively. The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $14.42 billion, $9.38 billion, and $6.01 billion, respectively. The income tax benefit recognized related to awards vested or exercised during the years ended December 31, 2021, 2020, and 2019 was $3.08 billion, $1.81 billion, and $0.98 billion, respectively.

As of December 31, 2021, there was $22.77 billion of unrecognized share-based compensation expense related to RSUs awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 13. Interest and Other Income, Net

The following table presents the detail of interest and other income, net (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest income, net	$461	$672	$904
Foreign currency exchange losses, net	(140)	(129)	(105)
Other income (expense), net	210	(34)	27
Interest and other income, net	$531	$509	$826

Note 14. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$43,669	$24,233	$5,317
Foreign	3,615	8,947	19,495
Income before provision for income taxes	$47,284	$33,180	$24,812

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$4,971	$3,297	$4,321
State	548	523	565
Foreign	1,786	1,211	1,481
Total current tax expense	7,305	5,031	6,367

Deferred:
Federal	585	(859)	(39)
State	43	(122)	19
Foreign	(19)	(16)	(20)
Total deferred tax (benefits)/expense	609	(997)	(40)
Provision for income taxes	$7,914	$4,034	$6,327

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	0.8	1.8
Share-based compensation	0.5	0.2	4.5
Excess tax benefits related to share-based compensation	(2.2)	(1.6)	(0.7)
Research and development tax credits	(1.3)	(1.3)	(0.8)
Foreign-derived intangible income deduction	(3.5)	(1.9)	—
Effect of non-U.S. operations	0.9	(2.4)	(5.8)
Non-deductible FTC settlement accrual	—	—	4.5
Research and development capitalization	—	(3.0)	—
Other	0.3	0.4	1.0
Effective tax rate	16.7%	12.2%	25.5%

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$2,443	$2,437
Tax credit carryforward	1,385	1,055
Share-based compensation	319	243
Accrued expenses and other liabilities	1,195	1,108
Lease liabilities	2,597	2,058
Capitalized research and development	1,691	1,922
Other	449	340
Total deferred tax assets	10,079	9,163
Less: valuation allowance	(1,586)	(1,218)
Deferred tax assets, net of valuation allowance	8,493	7,945

Deferred tax liabilities:
Depreciation and amortization	(4,425)	(3,811)
Right-of-use assets	(2,339)	(1,876)
Total deferred tax liabilities	(6,764)	(5,687)
Net deferred tax assets	$1,729	$2,258

The valuation allowance was approximately $1.59 billion and $1.22 billion as of December 31, 2021 and 2020, respectively, primarily relating to U.S. state tax credit carryforwards and U.S. foreign tax credits for which we do not believe a tax benefit is more likely than not to be realized.

As of December 31, 2021, the U.S. federal and state net operating loss carryforwards were $10.61 billion and $2.11 billion, which will begin to expire in 2028 and 2027, respectively, if not utilized. We have federal tax credit carryforwards of $527 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $3.18 billion, most of which do not expire.

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

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits ‑ beginning of period	$8,692	$7,863	$4,678
Increases related to prior year tax positions	328	356	2,309
Decreases related to prior year tax positions	(86)	(253)	(525)
Increases related to current year tax positions	963	1,045	1,402
Decreases related to settlements of prior year tax positions	(90)	(319)	(1)
Gross unrecognized tax benefits ‑ end of period	$9,807	$8,692	$7,863

These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for the uncertainties with our research tax credits. During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2021 and 2020 were $960 million and $774 million, respectively.

If the balance of gross unrecognized tax benefits of $9.81 billion as of December 31, 2021 were realized in a future period, this would result in a tax benefit of $5.70 billion within our provision of income taxes at such time.

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

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and a second session commenced in October 2021. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of December 31, 2021, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 15. Segment and Geographical Information

Beginning in the fourth quarter of 2021, we report our financial results based on two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes augmented and virtual reality related consumer hardware, software, and content. As of December 31, 2021, our operating segments are the same as our reportable segments.

The CODM, who is our CEO, allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and income (loss) from operations. The CODM does not evaluate operating segments using asset or liability information.

Revenue and costs and expenses are generally directly attributed to our segments. These costs and expenses include certain product development related operating expenses, costs associated with the partnership arrangements, consumer hardware product costs, content costs, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect cost of revenue is allocated to our segments based on usage, such as costs related to the operation of our data centers and technical infrastructure. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, and physical security expenses, are mostly allocated based on headcount.

The following table sets forth our segment information of revenue and income (loss) from operations (in millions). For comparative purposes, amounts in prior periods have been recast:

	Year Ended December 31,
	2021	2020	2019
Revenue:
Family of Apps	$115,655	$84,826	$70,196
Reality Labs	2,274	1,139	501
Total revenue	$117,929	$85,965	$70,697

Income (loss) from operations:
Family of Apps	$56,946	$39,294	$28,489
Reality Labs	(10,193)	(6,623)	(4,503)
Total income from operations	$46,753	$32,671	$23,986

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	December 31,
	2021	2020
United States	$55,497	$43,128
Rest of the world(1)	14,467	11,853
Total long-lived assets	$69,964	$54,981
_________________________
(1)No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investor.fb.com) under "Leadership & Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements:
2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35551	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.2	October 28, 2021
3.3	Description of Registrant's Capital Stock.					X
4.1	Form of Class A Common Stock Certificate.					X
4.2	Form of Class B Common Stock Certificate.					X
4.3	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
10.1+	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2(A)+	2012 Equity Incentive Plan, as amended.	10-Q	001-35551	10.1	April 30, 2020
10.2(B)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.2(C)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017
10.2(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017
10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 30, 2020

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2(I)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	July 29, 2021
10.3+	Bonus Plan, effective January 1, 2022.					X
10.4+	Bonus Plan, effective January 1, 2019.	10-Q	001-35551	10.3	April 25, 2019
10.5+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.6+	Amended and Restated Employment Agreement, dated January 27, 2012, between Registrant and Sheryl K. Sandberg.	S-1	333-179287	10.7	February 8, 2012
10.7+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mike Schroepfer.	S-1	333-179287	10.9	February 8, 2012
10.8+	Amended and Restated Offer Letter, dated August 25, 2014, between Registrant and David M. Wehner.	10-K	001-35551	10.10	January 29, 2015
10.9+	Offer Letter, dated May 6, 2019, between Registrant and Jennifer G. Newstead.	10-Q	001-35551	10.3	April 30, 2020
10.10+	Offer Letter, dated June 5, 2020, between Registrant and Christopher K. Cox.	10-Q	001-35551	10.1	April 29, 2021
10.11+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.12+	Executive Sales Incentive Plan.	10-Q	001-35551	10.4	July 25, 2019
10.13+	Director Compensation Policy, as amended.	10-Q	001-35551	10.1	July 29, 2021
10.14+	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.2	April 29, 2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 2nd day of February 2022.

META PLATFORMS, INC.

Date:	February 2, 2022	/s/ David M. Wehner
David M. Wehner
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Wehner and Katherine R. Kelly, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 2, 2022
Mark Zuckerberg

/s/ David M. Wehner	Chief Financial Officer (Principal Financial Officer)	February 2, 2022
David M. Wehner

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	February 2, 2022
Susan J.S. Taylor

/s/ Peggy Alford	Director	February 2, 2022
Peggy Alford

/s/ Marc L. Andreessen	Director	February 2, 2022
Marc L. Andreessen

/s/ Andrew W. Houston	Director	February 2, 2022
Andrew W. Houston

/s/ Nancy Killefer	Director	February 2, 2022
Nancy Killefer

/s/ Robert M. Kimmitt	Director	February 2, 2022
Robert M. Kimmitt

/s/ Sheryl K. Sandberg	Director	February 2, 2022
Sheryl K. Sandberg

/s/ Peter A. Thiel	Director	February 2, 2022
Peter A. Thiel

/s/ Tracey T. Travis	Director	February 2, 2022
Tracey T. Travis

/s/ Tony Xu	Director	February 2, 2022
Tony Xu