Form 10-Q
period 2022-03-31
Meta Platforms, Inc.
filed 2022-04-28
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35551
____________________________________________
Meta Platforms, Inc.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,293,518,778	shares outstanding as of April 22, 2022
Class B Common Stock	$0.000006 par value	412,804,609	shares outstanding as of April 22, 2022

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

In October 2021, we changed our corporate name from Facebook, Inc. to Meta Platforms, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Quarterly Report on Form 10-Q. As such, unless expressly indicated or the context requires otherwise, the terms "Meta," "company," "we," "us," and "our" in this document refer to Meta Platforms, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. The term "Family" refers to our Facebook, Instagram, Messenger, and WhatsApp products. For references to accessing Meta's products on the "web" or via a "website," such terms refer to accessing such products on personal computers. For references to accessing Meta's products on "mobile," such term refers to accessing such products via a mobile application or via a mobile-optimized version of our websites such as m.facebook.com, whether on a mobile phone or tablet.

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,886	$16,601
Marketable securities	29,004	31,397
Accounts receivable, net	11,390	14,039
Prepaid expenses and other current assets	3,985	4,629
Total current assets	59,265	66,666
Equity investments	6,775	6,775
Property and equipment, net	61,582	57,809
Operating lease right-of-use assets	12,241	12,155
Intangible assets, net	910	634
Goodwill	19,923	19,197
Other assets	3,522	2,751
Total assets	$164,218	$165,987

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,246	$4,083
Partners payable	935	1,052
Operating lease liabilities, current	1,159	1,127
Accrued expenses and other current liabilities	15,226	14,312
Deferred revenue and deposits	520	561
Total current liabilities	21,086	21,135
Operating lease liabilities, non-current	12,894	12,746
Other liabilities	7,010	7,227
Total liabilities	40,990	41,108
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,301 million and 2,328 million shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively; 4,141 million Class B shares authorized, 413 million and 413 million shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	57,512	55,811
Accumulated other comprehensive loss	(1,996)	(693)
Retained earnings	67,712	69,761
Total stockholders' equity	123,228	124,879
Total liabilities and stockholders' equity	$164,218	$165,987
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$27,908	$26,171
Costs and expenses:
Cost of revenue	6,005	5,131
Research and development	7,707	5,197
Marketing and sales	3,312	2,843
General and administrative	2,360	1,622
Total costs and expenses	19,384	14,793
Income from operations	8,524	11,378
Interest and other income, net	384	125
Income before provision for income taxes	8,908	11,503
Provision for income taxes	1,443	2,006
Net income	$7,465	$9,497
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.74	$3.34
Diluted	$2.72	$3.30
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,725	2,847
Diluted	2,742	2,882
Share-based compensation expense included in costs and expenses:
Cost of revenue	$160	$118
Research and development	1,941	1,408
Marketing and sales	216	174
General and administrative	181	130
Total share-based compensation expense	$2,498	$1,830
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$7,465	$9,497
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(359)	(601)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(944)	(172)
Comprehensive income	$6,162	$8,724
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,741	$—	$55,811	$(693)	$69,761	$124,879	2,849	$—	$50,018	$927	$77,345	$128,290
Issuance of common stock	11	—	—	—	—	—	11	—	—	—	—	—
Shares withheld related to net share settlement	(4)	—	(797)	—	(128)	(925)	(4)	—	(688)	—	(389)	(1,077)
Share-based compensation	—	—	2,498	—	—	2,498	—	—	1,830	—	—	1,830
Share repurchases	(34)	—	—	—	(9,386)	(9,386)	(15)	—	—	—	(4,110)	(4,110)
Other comprehensive loss	—	—	—	(1,303)	—	(1,303)	—	—	—	(773)	—	(773)
Net income	—	—	—	—	7,465	7,465	—	—	—	—	9,497	9,497
Balances at end of period	2,714	$—	$57,512	$(1,996)	$67,712	$123,228	2,841	$—	$51,160	$154	$82,343	$133,657
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$7,465	$9,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,156	1,972
Share-based compensation	2,498	1,830
Deferred income taxes	(563)	418
Other	(221)	(66)
Changes in assets and liabilities:
Accounts receivable	2,557	849
Prepaid expenses and other current assets	573	(461)
Other assets	(108)	(10)
Accounts payable	(882)	(250)
Partners payable	(105)	(72)
Accrued expenses and other current liabilities	763	(1,681)
Deferred revenue and deposits	(52)	6
Other liabilities	(5)	210
Net cash provided by operating activities	14,076	12,242
Cash flows from investing activities
Purchases of property and equipment	(5,441)	(4,303)
Proceeds relating to property and equipment	126	31
Purchases of marketable securities	(4,068)	(6,231)
Sales of marketable securities	5,065	1,650
Maturities of marketable securities	402	3,981
Acquisitions of businesses and intangible assets	(853)	—
Other investing activities	(10)	(2)
Net cash used in investing activities	(4,779)	(4,874)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(925)	(1,077)
Repurchases of Class A common stock	(9,506)	(3,939)
Principal payments on finance leases	(233)	(151)
Net change in overdraft in cash pooling entities	20	(50)
Other financing activities	(16)	32
Net cash used in financing activities	(10,660)	(5,185)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	(246)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,512)	1,937
Cash, cash equivalents, and restricted cash at beginning of the period	16,865	17,954
Cash, cash equivalents, and restricted cash at end of the period	$15,353	$19,891

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$14,886	$19,513
Restricted cash, included in prepaid expenses and other current assets	294	257
Restricted cash, included in other assets	173	121
Total cash, cash equivalents, and restricted cash	$15,353	$19,891
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow data
Cash paid for income taxes, net	$502	$2,907
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,709	$2,198
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$73	$118
Settlement of convertible notes in exchange of equity securities in other current assets	$131	$—
Other current assets through financing arrangement in accrued expenses and other current liabilities	$659	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$221	$240
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Meta Platforms, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2022.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of equity investments, income taxes, loss contingencies, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, credit losses of available-for-sale debt securities, credit losses of accounts receivable, fair value of financial instruments, and leases. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

On January 1, 2022, we early adopted Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which requires the disclosure of government assistance received by most business entities relating to: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for our annual financial statements for the year ended December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions). For comparative purposes, amounts in the prior period have been recast:

	Three Months Ended March 31,
	2022	2021
Advertising	$26,998	$25,439
Other revenue	215	198
Family of Apps	27,213	25,637
Reality Labs	695	534
Total revenue	$27,908	$26,171

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2022	2021
United States and Canada(1)	$11,780	$11,436
Europe(2)	6,638	6,384
Asia-Pacific	6,722	6,101
Rest of World(2)	2,768	2,250
Total revenue	$27,908	$26,171
____________________________________
(1)    United States revenue was $11.10 billion and $10.75 billion for the three months ended March 31, 2022 and 2021, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $565 million and $596 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we expect $472 million of our deferred revenue to be realized in less than a year.

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

For the three months ended March 31, 2022, 48 million shares of Class A common stock equivalents of RSUs were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the three months ended, March 31, 2021.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$6,334	$1,131	$8,025	$1,472
Denominator
Shares used in computation of basic earnings per share	2,312	413	2,406	441
Basic EPS	$2.74	$2.74	$3.34	$3.34
Diluted EPS:
Numerator
Net income	$6,334	$1,131	$8,025	$1,472
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,131	—	1,472	—
Reallocation of net income to Class B common stock	—	(7)	—	(18)
Net income for diluted EPS	$7,465	$1,124	$9,497	$1,454
Denominator
Shares used in computation of basic earnings per share	2,312	413	2,406	441
Conversion of Class B to Class A common stock	413	—	441	—
Weighted-average effect of dilutive RSUs	17	—	35	—
Shares used in computation of diluted earnings per share	2,742	413	2,882	441
Diluted EPS	$2.72	$2.72	$3.30	$3.30

Note 4. Cash and Cash Equivalents and Marketable Securities

The following table sets forth the cash and cash equivalents and marketable securities by major security type (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$7,090	$7,308
Money market funds	7,350	8,850
U.S. government securities	81	25
U.S. government agency securities	—	108
Certificates of deposit and time deposits	351	250
Corporate debt securities	14	60
Total cash and cash equivalents	14,886	16,601
Marketable securities:
U.S. government securities	9,721	10,901
U.S. government agency securities	5,434	5,927
Corporate debt securities	13,849	14,569
Total marketable securities	29,004	31,397
Total cash and cash equivalents and marketable securities	$43,890	$47,998

The following table summarizes our available-for-sale marketable securities with unrealized losses as of March 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. government securities	$7,488	$(218)	$214	$(11)	$7,702	$(229)
U.S. government agency securities	3,345	(110)	1,736	(111)	5,081	(221)
Corporate debt securities	11,953	(507)	589	(39)	12,542	(546)
Total	$22,786	$(835)	$2,539	$(161)	$25,325	$(996)

The gross unrealized gains on our marketable securities were not material as of March 31, 2022 and December 31, 2021. The gross unrealized losses were $996 million and not material as of March 31, 2022 and December 31, 2021, respectively. The allowance for credit losses on our marketable securities was not material as of March 31, 2022 and December 31, 2021.

The following table classifies our marketable securities by contractual maturities (in millions):

March 31, 2022
Due within one year	$2,452
Due after one year to five years	26,552
Total	$29,004

Note 5. Equity Investments

Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values. The following table summarizes our equity investments that were measured using measurement alternative and equity method (in millions):

	March 31, 2022	December 31, 2021
Equity investments under measurement alternative:
Initial cost	$6,480	$6,480
Cumulative upward adjustments	311	311
Cumulative impairment/downward adjustments	(50)	(50)
Carrying value	6,741	6,741
Equity investments under equity method	34	34
Total equity investments	$6,775	$6,775

Note 6. Fair Value Measurements

The following table summarizes our assets measured at fair value and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$7,350	$7,350	$—
U.S. government securities	81	81	—
Certificates of deposit and time deposits	351	—	351
Corporate debt securities	14	—	14
Marketable securities:
U.S. government securities	9,721	9,721	—
U.S. government agency securities	5,434	5,434	—
Corporate debt securities	13,849	—	13,849
Total cash equivalents and marketable securities	$36,800	$22,586	$14,214

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$8,850	$8,850	$—
U.S. government securities	25	25	—
U.S. government agency securities	108	108	—
Certificates of deposit and time deposits	250	—	250
Corporate debt securities	60	—	60
Marketable securities:
U.S. government securities	10,901	10,901	—
U.S. government agency securities	5,927	5,927	—
Corporate debt securities	14,569	—	14,569
Total cash equivalents and marketable securities	$40,690	$25,811	$14,879

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

We also have assets and liabilities classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. As of March 31, 2022, assets and liabilities remeasured at fair value within Level 3 during the three months ended March 31, 2022 were not material. As of December 31, 2021, included in the total $6.78 billion of equity investments, $913 million was remeasured at fair value during the year ended December 31, 2021 and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis. The gains and losses as the result of the remeasurements were not material for the three months ended March 31, 2022 and 2021. For information regarding equity investments, see Note 5 — Equity Investments.

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2022	December 31, 2021
Land	$1,713	$1,688
Servers and network assets	27,094	25,584
Buildings	23,154	22,531
Leasehold improvements	6,043	5,795
Equipment and other	5,045	4,764
Finance lease right-of-use assets	2,955	2,840
Construction in progress	17,031	14,687
Property and equipment, gross	83,035	77,889
Less: Accumulated depreciation	(21,453)	(20,080)
Property and equipment, net	$61,582	$57,809

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, and office buildings. Depreciation expense on property and equipment was $2.12 billion and $1.85 billion for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for certain of our offices, data centers, colocations, and land. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between the remainder of 2022 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$98	$81
Interest	4	4
Operating lease cost	411	362
Variable lease cost and other, net	90	66
Total lease cost	$603	$513

Supplemental balance sheet information related to leases is as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Finance leases	13.9 years	13.9 years
Operating leases	12.8 years	13.0 years
Weighted-average discount rate
Finance leases	2.7%	2.7%
Operating leases	2.8%	2.8%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022 (in millions):

	Operating Leases	Finance Leases
The remainder of 2022	$1,061	$78
2023	1,600	69
2024	1,565	47
2025	1,403	47
2026	1,344	47
Thereafter	10,312	434
Total undiscounted cash flows	17,285	722
Less: Imputed interest	(3,232)	(117)
Present value of lease liabilities	$14,053	$605

Lease liabilities, current	$1,159	$81
Lease liabilities, non-current	12,894	524
Present value of lease liabilities	$14,053	$605

The table above does not include lease payments that were not fixed at commencement or lease modification. As of March 31, 2022, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $9.78 billion and $1.63 billion, respectively, mostly for offices, data centers, and network infrastructure. These operating and finance leases will commence between the remainder of 2022 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$389	$329
Operating cash flows for finance leases	$4	$4
Financing cash flows for finance leases	$233	$151
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$539	$1,282
Finance leases	$52	$24

Note 9. Acquisitions, Goodwill and Intangible Assets

During the three months ended March 31, 2022, we completed several business acquisitions with total cash consideration transferred of $774 million, which in aggregate was allocated to $182 million of intangible assets, $759 million of goodwill, and $167 million of net liabilities assumed. Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies from future growth and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not material to our condensed consolidated financial statements, either individually or in the aggregate. We have included the financial results of these acquired businesses in our condensed consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2021	$18,458	$739	$19,197
Acquisitions	759	—	759
Adjustments	—	(33)	(33)
Goodwill at March 31, 2022	$19,217	$706	$19,923

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		March 31, 2022			December 31, 2021
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.2	$1,534	$(1,194)	$340	$1,412	$(1,169)	$243
Acquired patents	3.2	827	(731)	96	827	(722)	105
Trade names	4.1	623	(602)	21	644	(633)	11
Other	9.6	188	(99)	89	176	(167)	9
Total finite-lived assets		3,172	(2,626)	546	3,059	(2,691)	368
Total indefinite-lived assets	N/A	364	—	364	266	—	266
Total intangible assets		$3,536	$(2,626)	$910	$3,325	$(2,691)	$634

Amortization expense of intangible assets was $40 million and $118 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2022	$142
2023	133
2024	105
2025	67
2026	27
Thereafter	72
Total	$546

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

Contractual Commitments

We have $22.73 billion of non-cancelable contractual commitments as of March 31, 2022, which are primarily related to our investments in servers, network infrastructure, and Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of March 31, 2022 (in millions):

The remainder of 2022	$13,940
2023	3,851
2024	1,804
2025	386
2026	205
Thereafter	2,542
Total	$22,728

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of March 31, 2022 is approximately $8.75 billion, the majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Legal and Related Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On

November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

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

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters. We believe these lawsuits are without merit, and we are vigorously defending them.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted its fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. We believe this lawsuit is without merit, and we are vigorously defending it.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. We believe these lawsuits are without merit, and we are vigorously defending them.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our condensed consolidated financial statements. In our opinion, as of March 31, 2022, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through March 31, 2022.

Note 11. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the three months ended March 31, 2022, we repurchased and subsequently retired 34 million shares of our Class A common stock for an aggregate amount of $9.39 billion. As of March 31, 2022, $29.41 billion remained available and authorized for repurchases.

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

Share-based Compensation Plans

We have one active share-based employee compensation plan, the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan). Our Amended 2012 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited under our stock plan are added to the reserves of the Amended 2012 Plan.

Effective January 1, 2022, there were 136 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. Pursuant to the automatic increase provision under our Amended 2012 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2021	98,848	$244.32
Granted	66,724	$214.17
Vested	(11,156)	$219.55
Forfeited	(3,259)	$230.73
Unvested at March 31, 2022	151,157	$233.13

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2022 and 2021 was $2.43 billion and $2.83 billion, respectively. The income tax benefit recognized related to awards vested during the three months ended March 31, 2022 and 2021 was $514 million and $605 million, respectively.

As of March 31, 2022, there was $33.83 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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

Our gross unrecognized tax benefits were $9.77 billion and $9.81 billion on March 31, 2022 and December 31, 2021, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of March 31, 2022 were realized in a future period, this would result in a tax benefit of $5.81 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $889 million and $960 million as of March 31, 2022 and December 31, 2021, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2014 through 2019 tax years. Our 2020 and subsequent tax years remain open to examination by the IRS and the Irish Revenue Commissioners.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of March 31, 2022, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 13. Segment and Geographical Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes augmented and virtual reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

Our Chief Executive Officer is our chief operating decision maker (CODM), who allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and income (loss) from operations. Our CODM does not evaluate operating segments using asset or liability information.

Revenue and costs and expenses are generally directly attributed to our segments. These costs and expenses include certain product development related operating expenses, costs associated with partnership arrangements, consumer hardware product costs, content costs, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect cost of revenue is allocated to our segments based on usage, such as costs related to the operation of our data centers and technical infrastructure. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, and physical security expenses, are mostly allocated based on headcount.

The following table sets forth our segment information of revenue and income (loss) from operations (in millions). For comparative purposes, amounts in the prior period have been recast:

	Three Months Ended March 31,
	2022	2021
Revenue:
Family of Apps	$27,213	$25,637
Reality Labs	695	534
Total revenue	$27,908	$26,171

Income (loss) from operations:
Family of Apps	$11,484	$13,205
Reality Labs	(2,960)	(1,827)
Total income from operations	$8,524	$11,378

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	March 31, 2022	December 31, 2021
United States	$59,080	$55,497
Rest of the world(1)	14,743	14,467
Total long-lived assets	$73,823	$69,964
____________________________________
(1)    No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our community metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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
Executive Overview of First Quarter Results

Our financial results and key community metrics for the first quarter of 2022 are as follows:
Consolidated and segment results:

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content. For comparative purposes, amounts in the prior period have been recast:

	Family of Apps			Reality Labs			Total
	Three Months Ended March 31,		Year-over-Year % Change	Three Months Ended March 31,		Year-over-Year % Change	Three Months Ended March 31,		Year-over-Year % Change
	2022	2021		2022	2021		2022	2021

	(dollars in millions)
Revenue	$27,213	$25,637	6%	$695	$534	30%	$27,908	$26,171	7%
Costs and expenses	$15,729	$12,432	27%	$3,655	$2,361	55%	$19,384	$14,793	31%
Income (loss) from operations	$11,484	$13,205	(13)%	$(2,960)	$(1,827)	(62)%	$8,524	$11,378	(25)%
Operating margin	42%	52%		(426)%	(342)%		31%	43%

•Net income was $7.47 billion, with diluted earnings per share of $2.72 for the three months ended March 31, 2022.
•Capital expenditures, including principal payments on finance leases, were $5.55 billion for the three months ended March 31, 2022.
•Effective tax rate was 16% for the three months ended March 31, 2022.
•Cash and cash equivalents and marketable securities were $43.89 billion as of March 31, 2022.
•Headcount was 77,805 as of March 31, 2022, an increase of 28% year-over-year.

Family of Apps metrics:
•Family daily active people (DAP) was 2.87 billion on average for March 2022, an increase of 6% year-over-year.
•Family monthly active people (MAP) was 3.64 billion as of March 31, 2022, an increase of 6% year-over-year.
•Facebook daily active users (DAUs) were 1.96 billion on average for March 2022, an increase of 4% year-over-year.
•Facebook monthly active users (MAUs) were 2.94 billion as of March 31, 2022, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps in the first quarter of 2022 increased by 15% year-over-year, and the average price per ad in the first quarter of 2022 decreased by 8% year-over-year.

Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life.

In the first quarter of 2022, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers and (ii) making our ads more relevant and effective. We also continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

Our advertising revenue growth in the first quarter of 2022 was adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the iOS operating system beginning in 2021. We expect that future advertising revenue growth will continue to be adversely affected by these and other limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

The COVID-19 pandemic has also impacted our business and results of operations, with a varied impact on the demand for and pricing of our ads from period to period. While we experienced a reduction in advertising demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has declined, and we saw continued softening of advertising demand in the first quarter of 2022 as many activities that shifted online during COVID-19 related lockdowns returned in person. We may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue growth. The impact of the pandemic on the demand for and pricing of our advertising services, as well as on our overall results of operations, remains uncertain for the foreseeable future.

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue growth. For example, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we have introduced new features such as Reels, which is growing in usage but is not currently monetized at the same rate as our feed or Stories products. We also have seen a deceleration in our community growth rates as the size of our community continues to increase. In addition, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which adversely affected user growth and engagement in the first quarter of 2022. These trends adversely affected advertising revenue growth in the first quarter of 2022, including softness in the second half of the quarter that coincided with the war in Ukraine, and we expect will continue to affect our advertising revenue growth in the foreseeable future. In addition, the appreciation of the U.S. dollar relative to other foreign currencies had a negative impact on our advertising revenue in the first quarter of 2022. General economic uncertainty as a result of these conditions globally or regionally may adversely affect advertising demand and therefore our revenue and business.

We anticipate that additional investments in our servers, data center capacity, network infrastructure, and office facilities, as well as scaling our headcount to support our growth, including in our Reality Labs initiatives, will continue to drive expense growth in 2022. In 2022, we also expect that our year-over-year total expense growth rates may significantly exceed our year-over-year revenue growth rates, which would adversely affect our operating margin and profitability.

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

DAP/MAP:	79%	79%	79%	79%	79%	79%	78%	79%	79%

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

Worldwide DAP increased 6% to 2.87 billion on average during March 2022 from 2.72 billion during March 2021.

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

As of March 31, 2022, we had 3.64 billion MAP, an increase of 6% from 3.45 billion as of March 31, 2021.

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

ARPP:	$6.03	$6.10	$6.76	$8.62	$7.75	$8.36	$8.18	$9.39	$7.72

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the first quarter of 2022, worldwide ARPP was $7.72, a slight decrease compared to the first quarter of 2021.

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

DAU/MAU:	67%	66%	66%	66%	66%	66%	66%	66%	67%

DAU/MAU:	77%	77%	77%	76%	75%	75%	75%	74%	75%	DAU/MAU:	75%	74%	74%	74%	73%	73%	73%	72%	73%

DAU/MAU:	62%	61%	62%	62%	62%	62%	63%	63%	64%	DAU/MAU:	65%	65%	65%	65%	65%	65%	66%	65%	66%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 4% to 1.96 billion on average during March 2022 from 1.88 billion during March 2021. Users in India, Bangladesh, and Vietnam represented the top three sources of growth in DAUs during March 2022, relative to the same period in 2021.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of March 31, 2022, we had 2.94 billion MAUs, an increase of 3% from March 31, 2021. Users in India, Bangladesh, and Vietnam represented the top three sources of growth in the first quarter of 2022, relative to the same period in 2021.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2022 in the United States & Canada region was more than 10 times higher than in the Asia-Pacific region.

ARPU:	$6.95	$7.05	$7.89	$10.14	$9.27	$10.12	$10.00	$11.57	$9.54

ARPU:	$34.18	$36.49	$39.63	$53.56	$48.03	$53.01	$52.34	$60.57	$48.29	ARPU:	$10.64	$11.03	$12.41	$16.87	$15.49	$17.23	$16.50	$19.68	$15.35

ARPU:	$3.06	$2.99	$3.67	$4.05	$3.94	$4.16	$4.30	$4.89	$4.47	ARPU:	$1.99	$1.78	$2.22	$2.77	$2.64	$3.05	$3.14	$3.43	$3.14

								Ad Revenue			Non-Ad Revenue

Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Our revenue by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our revenue disaggregated by geography disclosure in Note 2 — Revenue in our condensed consolidated financial statements included in Part I, Item 1, "Financial Statements" where revenue is geographically apportioned based on the addresses of our customers.

During the first quarter of 2022, worldwide ARPU was $9.54, an increase of 3% from the first quarter of 2021. Over this period, ARPU increased by 19% in Rest of World, 13% in Asia-Pacific and 1% in United States & Canada, and decreased by 1% in Europe. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue	$27,908	$26,171
Costs and expenses:
Cost of revenue	6,005	5,131
Research and development	7,707	5,197
Marketing and sales	3,312	2,843
General and administrative	2,360	1,622
Total costs and expenses	19,384	14,793
Income from operations	8,524	11,378
Interest and other income, net	384	125
Income before provision for income taxes	8,908	11,503
Provision for income taxes	1,443	2,006
Net income	$7,465	$9,497

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	22	20
Research and development	28	20
Marketing and sales	12	11
General and administrative	8	6
Total costs and expenses	69	57
Income from operations	31	43
Interest and other income, net	1	—
Income before provision for income taxes	32	44
Provision for income taxes	5	8
Net income	27%	36%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$160	$118
Research and development	1,941	1,408
Marketing and sales	216	174
General and administrative	181	130
Total share-based compensation expense	$2,498	$1,830

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	1%	—%
Research and development	7	5
Marketing and sales	1	1
General and administrative	1	—
Total share-based compensation expense	9%	7%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment. For comparative purposes, amounts in the prior period have been recast:

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Advertising	$26,998	$25,439	6%
Other revenue	215	198	9%
Family of Apps	27,213	25,637	6%
Reality Labs	695	534	30%
Total revenue	$27,908	$26,171	7%

Family of Apps

FoA revenue in the three months ended March 31, 2022 increased $1.58 billion, or 6%, compared to the same period in 2021. The increase was mostly driven by an increase in advertising revenue.

Advertising

Advertising revenue in the three months ended March 31, 2022 increased $1.56 billion or 6%, compared to the same period in 2021 as a result of an increase in the number of ads delivered, partially offset by a decrease in the average price per ad. During the three months ended March 31, 2022, the number of ads delivered increased by 15%, as compared with an increase of approximately 12% in the same period in 2021, driven by an increase in ads delivered in Asia-Pacific and Rest of World and partially offset by a decrease in ads delivered in the United States and Canada region. The increase in the ads delivered during the three months ended March 31, 2022 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. During the three months ended March 31, 2022, the average price per ad decreased by 8%, as compared with an increase of approximately 30% in the same period in 2021. The decrease in average price per ad was primarily driven by an increasing proportion of the number of ads delivered in geographies and in products such as video and Stories that monetize at lower rates, as well as an unfavorable foreign exchange impact. We anticipate that future advertising revenue growth will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three months ended March 31, 2022 increased $161 million, or 30%, compared to the same period in 2021. The increase in RL revenue was primarily driven by an increase in the volume of our consumer hardware products sold.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies for the three months ended March 31, 2022 compared to the same period in 2021 had an unfavorable impact on revenue. If we had translated revenue for the three months ended March 31, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $28.80 billion and $27.89 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $893 million and $888 million higher than actual total revenue and advertising revenue, respectively, for the three months ended March 31, 2022.

Cost of revenue

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Cost of revenue	$6,005	$5,131	17%
Percentage of revenue	22%	20%

Cost of revenue in the three months ended March 31, 2022 increased $874 million, or 17%, compared to the same period in 2021. The increase was primarily due to an increase in operational expenses related to our data centers and technical infrastructure; higher costs associated with partner arrangements, including traffic acquisition and payment processing costs; and an increase in content costs.

Research and development

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Research and development	$7,707	$5,197	48%
Percentage of revenue	28%	20%

Research and development expenses in the three months ended March 31, 2022 increased $2.51 billion, or 48%, compared to the same period in 2021. The increase was mainly due to higher payroll and related expenses as a result of a 35% growth in employee headcount from March 31, 2021 to March 31, 2022 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

Marketing and sales

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Marketing and sales	$3,312	$2,843	16%
Percentage of revenue	12%	11%

Marketing and sales expenses in the three months ended March 31, 2022 increased $469 million, or 16%, compared to the same period in 2021. The increase was mainly due to increases in payroll and related expenses and marketing and promotional expenses. Our payroll and related expenses increased as a result of a 14% increase in employee headcount from March 31, 2021 to March 31, 2022 in our marketing and sales functions.

General and administrative

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
General and administrative	$2,360	$1,622	45%
Percentage of revenue	8%	6%

General and administrative expenses in the three months ended March 31, 2022 increased $738 million, or 45%, compared to the same period in 2021. The increase was mainly due to increases in legal-related costs as well as payroll and related expenses. Our payroll and related expenses increased mainly due to a 29% increase in employee headcount from March 31, 2021 to March 31, 2022 in our general and administrative functions.

See Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding estimated fines, settlements, or other losses in connection with legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment. For comparative purposes, amounts in the prior period have been recast:

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Family of Apps	$11,484	$13,205	(13)%
Reality Labs	(2,960)	(1,827)	(62)%
Total income from operations	$8,524	$11,378	(25)%

Family of Apps

FoA income from operations in the three months ended March 31, 2022 decreased $1.72 billion, or 13%, compared to the same period in 2021. The decrease was due to an increase in costs and expenses, mainly due to an increase in payroll and related expenses as a result of higher employee headcount, increases in costs related to our data centers and technical infrastructure and higher legal-related costs.

Reality Labs

RL loss from operations in the three months ended March 31, 2022 increased $1.13 billion, or 62%, compared to the same period in 2021. The increase in loss from operations was primarily driven by increases in payroll and related expenses due to a growth in RL headcount, research and development expenses, and cost of consumer hardware products sold.

Interest and other income, net

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Interest income, net	$76	$118	(36)%
Foreign currency exchange gains (losses), net	54	(93)	158%
Other income, net	254	100	154%
Interest and other income, net	$384	$125	207%

Interest and other income, net in the three months ended March 31, 2022 increased $259 million compared to the same period in 2021. The increase was mainly due to an increase in other income, net from a gain on the sale of certain intangible assets in the three months ended March 31, 2022.

Provision for income taxes

	Three Months Ended March 31,
	2022	2021	% change

	(dollars in millions)
Provision for income taxes	$1,443	$2,006	(28)%
Effective tax rate	16%	17%

Our provision for income taxes in the three months ended March 31, 2022 decreased $563 million, or 28%, compared to the same period in 2021, primarily due to the decrease in income from operations.

Our effective tax rate decreased in the three months ended March 31, 2022 compared to the same period in 2021, mostly due to an increase in tax benefit from foreign-derived intangible income, partially offset by a decrease in excess tax benefits recognized from share-based compensation.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 22, 2022 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the full year of 2022 to be above the first quarter rate and in the high teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our cash tax liabilities but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization requirement is deferred by a change in law, our effective tax rate in 2022 could be a few percentage points higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

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

See Note 12 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Cash and cash equivalents and marketable securities were $43.89 billion as of March 31, 2022, a decrease of $4.11 billion from December 31, 2021. The majority of the decrease was due to $9.51 billion for repurchases of our Class A common stock, $5.55 billion for capital expenditures, including principal payments on finance leases, $925 million of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards, and $853 million for acquisitions of businesses and intangible assets, partially offset by $14.08 billion of cash generated from operations.

Cash paid for income taxes was $502 million during the three months ended March 31, 2022. As of March 31, 2022, our federal net operating loss carryforward was $8.19 billion and our federal tax credit carryforward was $460 million. We anticipate the utilization of a significant portion of these net operating losses and credits within two years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the three months ended March 31, 2022, we repurchased and subsequently retired 34 million shares of our Class A common stock for an aggregate amount of $9.39 billion. As of March 31, 2022, $29.41 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$14,076	$12,242
Net cash used in investing activities	$(4,779)	$(4,874)
Net cash used in financing activities	$(10,660)	$(5,185)

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2022 primarily consisted of net income adjusted for certain non-cash items, such as $2.50 billion of share-based compensation expense and $2.16 billion of depreciation and amortization. The increase in cash flows from operating activities during the three months ended March 31, 2022, compared to the same period in 2021, was mostly due to an increase in cash collected from our customers and lower cash payments of income taxes, partially offset by an increase in payments to our vendors as a result of higher operating spending and timing of payments.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2022 consisted mostly of $5.31 billion of net purchases of property and equipment as we continued to invest in data centers, servers, network infrastructure, and office facilities, and $853 million for acquisitions of businesses and intangible assets, partially offset by $1.40 billion proceeds from net sales of marketable securities. The amount of cash used in investing activities during the three months ended March 31, 2022 was consistent with the same period in 2021.

We anticipate making capital expenditures of approximately $29 billion to $34 billion in 2022.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 mostly consisted of $9.51 billion for repurchases of our Class A common stock and $925 million of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the three months ended March 31, 2022, compared to the same period in 2021, was mostly due to an increase in repurchases of our Class A common stock.

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months and thereafter for the foreseeable future.

Leases and contractual commitments

Our operating lease obligations mostly include, among others, certain of our offices, data centers, colocations, and land and our finance lease obligations include certain network infrastructure. Our contractual commitments are primarily related to our investments in servers, network infrastructure, and Reality Labs.

Taxes

As of March 31, 2022, other liabilities include long-term taxes payable of $1.51 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $4.39 billion related to the uncertain tax positions as of March 31, 2022. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Commitments and Contingencies, and Note 12 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding leases and contractual commitments, taxes, and contingencies.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Policies and Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. A foreign currency gain, net, of $54 million and a foreign currency loss, net, of $93 million were recognized in the three months ended March 31, 2022 and 2021, respectively, as interest and other income, net in our condensed consolidated statements of income.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $678 million and $714 million in the market value of our available-for-sale debt securities as of March 31, 2022 and December 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized losses would only occur if we sold the investments prior to maturity.

Equity Investment Risk

Our equity investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies.

Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values. We elected to account for most of our equity investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. Volatility in the global economic climate and financial markets, including the recent and ongoing impact of the COVID‑19 pandemic, could result in a material impairment charge on our equity investments. Equity investments accounted for under the equity method were immaterial as of March 31, 2022 and December 31, 2021. Our total equity investments had a carrying value of $6.78 billion as of March 31, 2022 and December 31, 2021.

For additional information about our equity investments, see Note 5 — Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. On May 14, 2021, the court rejected Meta Platforms Ireland's procedural challenges, and the inquiry subsequently recommenced. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that Meta Platforms Ireland's transfers of European user data from the European Union to the United States should be suspended as they relate to users of the Facebook service. We believe a final decision in this inquiry may issue as early as the second half of 2022. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e‑commerce, and other matters" in this Quarterly Report on Form 10-Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. We believe these lawsuits are without merit, and we are vigorously defending them. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters. We believe these lawsuits are without merit, and we are vigorously defending them.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted its fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. We believe this lawsuit is without merit, and we are vigorously defending it.

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
•the COVID-19 pandemic, including its impact on our advertising business;
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

The size of our user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We anticipate that our active user growth rate will continue to generally decline over time as the size of our active user base increases. In addition, we have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, beginning in the first quarter of 2020, we experienced significant increases in the size and engagement of our active user base across a number of regions as a result of the COVID-19 pandemic. More recently, we have seen these pandemic-related trends subside. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and these trends may continue to be subject to volatility. In addition, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and these services were then prohibited by the Russian government, which led to slight declines on a quarter-over-quarter basis in the number of DAUs and MAUs on Facebook in Europe in the first quarter of 2022. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

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
•there is decreased engagement with our products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of our products in their countries (for example, beginning in the first quarter of 2022, our user growth and engagement were adversely affected by the war in Ukraine and service restrictions imposed by the Russian government);

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
•changes to the content or application of third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;
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
•the effectiveness of our ad targeting or degree to which users opt in or out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, California Consumer Privacy Act (CCPA), the proposed Digital Markets Act (DMA), other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;
•the degree to which users cease or reduce the number of times they engage with our ads;
•changes in the way advertising on mobile devices or on personal computers is measured or priced;
•the success of technologies designed to block the display of ads or ad measurement tools;
•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and
•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies (for example, the war in Ukraine and service restrictions imposed by the Russian government have adversely affected our advertising business in Europe and other regions).

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions, such as the proposed DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals.

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

These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue. For example, our advertising revenue has been negatively impacted by marketer reaction to targeting and measurement challenges associated with iOS changes beginning in 2021. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our future advertising revenue growth.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, we are moving forward with plans to implement end-to-end encryption across our messaging services, as well as facilitate cross-app communication between these platforms, which plans have drawn governmental and regulatory scrutiny in multiple jurisdictions. If our new or enhanced products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. In addition, we have limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party mobile and web applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections, the COVID-19 pandemic, or geopolitical events, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise enforce our policies or address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic, geopolitical events, or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, or by our decisions regarding whether to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
We may not be able to continue to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with our products.

We have made and are continuing to make investments to enable developers to build, grow, and monetize mobile and web applications that integrate with our products. Such existing and prospective developers may not be successful in building, growing, or monetizing mobile and/or web applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including mobile platforms controlled by third parties, rather than building products that integrate with our products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on our products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, mobile and web applications integrated with our products. In addition, as part of our efforts related to privacy, safety, and security, we conduct investigations and audits of platform applications from time to time, and we also have announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow the number of developers that choose to build products that integrate with our products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.
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
•our ability to establish and maintain developers' interest in building mobile and web applications that integrate with our products;
•our ability to establish and maintain publisher interest in integrating their content with our products;
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
•changes to the content or application of third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google;
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
•changes in U.S. generally accepted accounting principles; and
•changes in regional or global business, macroeconomic, or geopolitical conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
Unfavorable media coverage negatively affects our business from time to time.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, advertising policies, product changes, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with the COVID-19 pandemic, geopolitical events, and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
The COVID-19 pandemic has previously had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions, which have previously significantly impacted our business and results of operations. While we experienced a significant adverse impact on our advertising revenue growth during the onset of the pandemic, we believe that the pandemic subsequently contributed to an acceleration in the growth of online commerce, which in turn increased demand for our advertising services. More recently, we believe this growth of online commerce has declined, and we may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue growth. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
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
Our rates of growth may be volatile, and we expect they will decline over time in the future.

We have in the past experienced, and may in the future experience, volatility in our user and revenue growth rates. In the long term, we expect that our user growth rate will generally decline over time as the size of our active user base increases, and the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. We also expect our revenue growth rate will continue to decline over time as our revenue increases to higher levels. As our growth rates experience volatility or decline, investors' perceptions of our business may be adversely affected and the trading price of our Class A common stock could decline.
Our costs are continuing to grow, and some of our investments, particularly our investments in virtual and augmented reality, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including artificial intelligence and machine learning, and as we continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, security, and content review. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as we continue our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2021 overall operating profit by approximately $10 billion, and we expect our investments to increase in future periods. If our investments are not successful longer-term, our business and financial performance will be harmed.
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

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 77,805 as of March 31, 2022 from 60,654 as of March 31, 2021, and we expect headcount growth to continue for the foreseeable future. In addition, we plan to continue to hire a number of employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our expected growth. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties. As our operations and the number of our third-party relationships continue to grow, our information technology systems or our internal controls and procedures may not be adequate to support such growth. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. Additionally, many of our personnel are currently working remotely, and we may experience challenges to productivity and collaboration as some personnel return to our offices and some personnel transition to working remotely on a regular basis. To effectively manage our growth, we must continue to adapt to a remote work environment; improve our operational, financial, and management processes and systems; and effectively expand, train, and manage our personnel. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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
•difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations, including difficulties arising from personnel working remotely;
•compliance with statutory equity requirements and management of tax consequences; and
•geopolitical events affecting us, our marketers or our industry, including trade disputes, armed conflicts, and pandemics.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action lawsuits based on claims related to advertising, antitrust, privacy, biometrics, content, algorithms, employment, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or deficiencies that will impact our effective tax rate. For example, in the three months ended March 31, 2022, tax deficiencies recognized from share-based compensation increased our provision for income taxes by $5 million, which did not significantly impact our effective tax rate as compared to the tax rate without such deficiencies. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in the first quarter of 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers representing advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs will be the subject of future regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. In May 2021, the court rejected Meta Platforms Ireland's procedural challenges and the inquiry subsequently recommenced. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that Meta Platforms Ireland's transfers of European user data from the European Union to the United States should be suspended as they relate to users of the Facebook service. We believe a final decision in this inquiry may issue as early as the second half of 2022. On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework, which will be translated into legal documents to be adopted in the European Union and United States to provide a renewed basis for transatlantic data transfers. However, if a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from Europe to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The GDPR is still a relatively new law, its interpretation is still evolving, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), which took effect in January 2020, and its successor, the California Privacy Rights Act (CPRA), which will take effect in January 2023, also establish certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control how their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the proposed DMA in the European Union and pending proposals to modify competition laws in the United States and other jurisdictions could cause us to incur significant compliance costs and could potentially impose new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. While the DMA is expected to be enacted in 2022, the requirements under the final regulation will likely be subject to further interpretation and regulatory engagement. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, civil rights, content moderation, and competition, as we continue to grow and expand our operations. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. Beginning in September 2018, we also became subject to IDPC and other government inquiries in connection with a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance.

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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other regulatory and legislative requirements around the world, such as the CCPA and the ePrivacy Directive. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we may be subject to new restrictions and requirements under the proposed DMA, including in areas such as the combination of data across services and product design. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, DMA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, there have been, and continue to be, various legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our compliance costs may significantly increase as a result of the Digital Services Act proposed in the European Union, which is expected to take effect in 2023, and other content-related legislative developments such as online safety bills in Ireland and the United Kingdom. In the United States, changes to Section 230 of the Communications Decency Act or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful. The changes in our work environment as a result of certain personnel working remotely could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly.

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

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business, and adverse effects on our business and financial results. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through March 31, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. We are currently subject to securities litigation in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; a former employee's allegations and release of internal company documents beginning in September 2021; and the disclosure of our earnings results for the fourth quarter of 2021. We may experience more such litigation following future periods of volatility. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2022	19,687	$316.45	19,687	$32,563
February 1 - 28, 2022	5,918	$224.75	5,918	$31,233
March 1 - 31, 2022	8,666	$210.79	8,666	$29,406
	34,271		34,271
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available for repurchases under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019

10.2	Amended and Restated Offer Letter, dated September 14, 2021, between Registrant and Marne L. Levine.					X

10.3	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 27th day of April 2022.

META PLATFORMS, INC.

Date: April 27, 2022	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2022	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)