Form 10-Q
period 2022-06-30
Meta Platforms, Inc.
filed 2022-07-28
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

(650) 543-4800
(Registrant's telephone number, including area code)
 ____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.000006 par value	META	The Nasdaq Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,280,672,002	shares outstanding as of July 22, 2022
Class B Common Stock	$0.000006 par value	406,876,470	shares outstanding as of July 22, 2022

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,681	$16,601
Marketable securities	27,808	31,397
Accounts receivable, net	11,525	14,039
Prepaid expenses and other current assets	3,973	4,629
Total current assets	55,987	66,666
Non-marketable equity securities	6,536	6,775
Property and equipment, net	67,588	57,809
Operating lease right-of-use assets	14,130	12,155
Intangible assets, net	965	634
Goodwill	20,229	19,197
Other assets	4,344	2,751
Total assets	$169,779	$165,987

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,008	$4,083
Partners payable	982	1,052
Operating lease liabilities, current	1,275	1,127
Accrued expenses and other current liabilities	15,420	14,312
Deferred revenue and deposits	532	561
Total current liabilities	22,217	21,135
Operating lease liabilities, non-current	14,792	12,746
Other liabilities	7,003	7,227
Total liabilities	44,012	41,108
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,290 million and 2,328 million shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively; 4,141 million Class B shares authorized, 407 million and 413 million shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	59,929	55,811
Accumulated other comprehensive loss	(3,411)	(693)
Retained earnings	69,249	69,761
Total stockholders' equity	125,767	124,879
Total liabilities and stockholders' equity	$169,779	$165,987
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$28,822	$29,077	$56,729	$55,248
Costs and expenses:
Cost of revenue	5,192	5,399	11,197	10,530
Research and development	8,690	6,096	16,397	11,293
Marketing and sales	3,595	3,259	6,907	6,102
General and administrative	2,987	1,956	5,347	3,578
Total costs and expenses	20,464	16,710	39,848	31,503
Income from operations	8,358	12,367	16,881	23,745
Interest and other income (expense), net	(172)	146	213	271
Income before provision for income taxes	8,186	12,513	17,094	24,016
Provision for income taxes	1,499	2,119	2,942	4,124
Net income	$6,687	$10,394	$14,152	$19,892
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.47	$3.67	$5.21	$7.00
Diluted	$2.46	$3.61	$5.19	$6.90
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,704	2,834	2,714	2,841
Diluted	2,713	2,877	2,729	2,881
Share-based compensation expense included in costs and expenses:
Cost of revenue	$213	$163	$373	$281
Research and development	2,606	1,967	4,547	3,376
Marketing and sales	289	239	506	413
General and administrative	243	179	424	309
Total share-based compensation expense	$3,351	$2,548	$5,850	$4,379
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$6,687	$10,394	$14,152	$19,892
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(1,076)	169	(1,435)	(432)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(339)	(38)	(1,283)	(210)
Comprehensive income	$5,272	$10,525	$11,434	$19,250
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,714	$—	$57,512	$(1,996)	$67,712	$123,228	2,841	$—	$51,160	$154	$82,343	$133,657
Issuance of common stock	14	—	—	—	—	—	11	—	—	—	—	—
Shares withheld related to net share settlement	(5)	—	(934)	—	(68)	(1,002)	(4)	—	(863)	—	(491)	(1,354)
Share-based compensation	—	—	3,351	—	—	3,351	—	—	2,548	—	—	2,548
Share repurchases	(26)	—	—	—	(5,082)	(5,082)	(22)	—	—	—	(7,149)	(7,149)
Other comprehensive income (loss)	—	—	—	(1,415)	—	(1,415)	—	—	—	131	—	131
Net income	—	—	—	—	6,687	6,687	—	—	—	—	10,394	10,394
Balances at end of period	2,697	$—	$59,929	$(3,411)	$69,249	$125,767	2,826	$—	$52,845	$285	$85,097	$138,227

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,741	$—	$55,811	$(693)	$69,761	$124,879	2,849	$—	$50,018	$927	$77,345	$128,290
Issuance of common stock	25	—	—	—	—	—	22	—	—	—	—	—
Shares withheld related to net share settlement	(9)	—	(1,732)	—	(195)	(1,927)	(8)	—	(1,552)	—	(880)	(2,432)
Share-based compensation	—	—	5,850	—	—	5,850	—	—	4,379	—	—	4,379
Share repurchases	(60)	—	—	—	(14,469)	(14,469)	(37)	—	—	—	(11,260)	(11,260)
Other comprehensive loss	—	—	—	(2,718)	—	(2,718)	—	—	—	(642)	—	(642)
Net income	—	—	—	—	14,152	14,152	—	—	—	—	19,892	19,892
Balances at end of period	2,697	$—	$59,929	$(3,411)	$69,249	$125,767	2,826	$—	$52,845	$285	$85,097	$138,227
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$14,152	$19,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,135	3,958
Share-based compensation	5,850	4,379
Deferred income taxes	(1,016)	647
Other	(33)	(88)
Changes in assets and liabilities:
Accounts receivable	2,035	(517)
Prepaid expenses and other current assets	138	(2,313)
Other assets	(132)	(195)
Accounts payable	(645)	(134)
Partners payable	(33)	(133)
Accrued expenses and other current liabilities	1,943	(200)
Deferred revenue and deposits	(28)	9
Other liabilities	(94)	184
Net cash provided by operating activities	26,272	25,489
Cash flows from investing activities
Purchases of property and equipment	(13,013)	(8,944)
Proceeds relating to property and equipment	170	60
Purchases of marketable debt securities	(6,288)	(16,528)
Sales of marketable debt securities	7,713	6,337
Maturities of marketable debt securities	913	6,327
Acquisitions of businesses and intangible assets	(1,216)	(259)
Other investing activities	(17)	(62)
Net cash used in investing activities	(11,738)	(13,069)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,927)	(2,432)
Repurchases of Class A common stock	(14,739)	(11,018)
Principal payments on finance leases	(452)	(274)
Net change in overdraft in cash pooling entities	(59)	3
Other financing activities	(46)	(13)
Net cash used in financing activities	(17,223)	(13,734)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(698)	(129)
Net decrease in cash, cash equivalents, and restricted cash	(3,387)	(1,443)
Cash, cash equivalents, and restricted cash at beginning of the period	16,865	17,954
Cash, cash equivalents, and restricted cash at end of the period	$13,478	$16,511

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$12,681	$16,186
Restricted cash, included in prepaid expenses and other current assets	228	201
Restricted cash, included in other assets	569	124
Total cash, cash equivalents, and restricted cash	$13,478	$16,511
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow data
Cash paid for income taxes, net	$2,641	$6,294
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,543	$2,249
Settlement of convertible notes with marketable equity securities	$131	$—
Other current assets through financing arrangement in accrued expenses and other current liabilities	$214	$381
Repurchases of Class A common stock in accrued expenses and other current liabilities	$70	$310
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

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of non-marketable equity securities, income taxes, loss contingencies, including the ultimate resolution of litigation, regulatory matters, and asserted and unasserted claims, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, valuation of purchase commitments, credit losses of available-for-sale debt securities and accounts receivable, fair value of financial instruments, and leases. These estimates are based on management's knowledge about current events, interpretations of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of a majority of the servers and network assets from four years to 4.5 years, effective the second quarter of 2022, as a result of expected longer refresh cycles in our data centers. The financial impact of this change in estimate was a reduction in depreciation expense of $252 million and an increase in net income of $206 million, or $0.08 per diluted share for the three months ended June 30, 2022. The impact from the change in our estimates was calculated based on the servers and network assets existing as of the effective date of the change and applying the revised estimated useful lives prospectively.

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

Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which requires the disclosure of government assistance received by most business entities relating to: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for our annual financial statements for the year ended December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions). For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising	$28,152	$28,580	$55,150	$54,018
Other revenue	218	192	433	391
Family of Apps	28,370	28,772	55,583	54,409
Reality Labs	452	305	1,146	839
Total revenue	$28,822	$29,077	$56,729	$55,248

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States and Canada (1)	$12,186	$12,612	$23,965	$24,048
Europe (2)	6,650	7,220	13,288	13,604
Asia-Pacific	6,960	6,677	13,682	12,778
Rest of World (2)	3,026	2,568	5,794	4,818
Total revenue	$28,822	$29,077	$56,729	$55,248
____________________________________
(1)    United States revenue was $11.43 billion and $11.82 billion for the three months ended June 30, 2022 and 2021, respectively, and $22.52 billion and $22.57 billion for the six months ended June 30, 2022 and 2021, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $549 million and $596 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, we expect $482 million of our deferred revenue to be realized in less than a year.

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

For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plan.

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

For the three and six months ended June 30, 2022, 118 million and 87 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the three and six months ended June 30, 2021.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$5,673	$1,014	$8,785	$1,609	$12,009	$2,143	$16,810	$3,082
Denominator
Shares used in computation of basic earnings per share	2,294	410	2,395	439	2,303	411	2,401	440
Basic EPS	$2.47	$2.47	$3.67	$3.67	$5.21	$5.21	$7.00	$7.00
Diluted EPS:
Numerator
Net income	$5,673	$1,014	$8,785	$1,609	$12,009	$2,143	$16,810	$3,082
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,014	—	1,609	—	2,143	—	3,082	—
Reallocation of net income to Class B common stock	—	(4)	—	(24)	—	(11)	—	(44)
Net income for diluted EPS	$6,687	$1,010	$10,394	$1,585	$14,152	$2,132	$19,892	$3,038
Denominator
Shares used in computation of basic earnings per share	2,294	410	2,395	439	2,303	411	2,401	440
Conversion of Class B to Class A common stock	410	—	439	—	411	—	440	—
Weighted-average effect of dilutive RSUs	9	—	43	—	15	—	40	—
Shares used in computation of diluted earnings per share	2,713	410	2,877	439	2,729	411	2,881	440
Diluted EPS	$2.46	$2.46	$3.61	$3.61	$5.19	$5.19	$6.90	$6.90

Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The following table sets forth the cash, cash equivalents, and marketable securities by major security type, and restricted cash (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$6,322	$7,308
Money market funds	3,879	8,850
U.S. government securities	624	25
U.S. government agency securities	1,122	108
Certificates of deposit and time deposits	356	250
Corporate debt securities	378	60
Total cash and cash equivalents	12,681	16,601
Marketable securities:
Marketable debt securities:
U.S. government securities	9,252	10,901
U.S. government agency securities	5,095	5,927
Corporate debt securities	13,336	14,569
Total marketable debt securities	27,683	31,397
Marketable equity securities	125	—
Total marketable securities	27,808	31,397
Restricted cash:
Restricted cash included in prepaid expenses and other current assets	228	149
Restricted cash included in other assets	569	115
Total restricted cash	797	264
Total cash, cash equivalents, marketable securities, and restricted cash	$41,286	$48,262

The following table summarizes our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of June 30, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$8,599	$(301)	$212	$(13)	$8,811	$(314)
U.S. government agency securities	4,414	(132)	1,744	(131)	6,158	(263)
Corporate debt securities	12,200	(700)	666	(53)	12,866	(753)
Total	$25,213	$(1,133)	$2,622	$(197)	$27,835	$(1,330)

The gross unrealized gains on our marketable debt securities and cash equivalents were not material as of June 30, 2022 and December 31, 2021. The gross unrealized losses were $1.33 billion as of June 30, 2022, and not material as of December 31, 2021, respectively. The allowance for credit losses on our marketable debt securities was not material as of June 30, 2022 and December 31, 2021.

The following table classifies our marketable debt securities by contractual maturities (in millions):

June 30, 2022
Due within one year	$3,276
Due after one year to five years	24,407
Total	$27,683

Note 5. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	June 30, 2022	December 31, 2021
Non-marketable equity securities under measurement alternative:
Initial cost	$6,385	$6,480
Cumulative upward adjustments	293	311
Cumulative impairment/downward adjustments	(176)	(50)
Carrying value	6,502	6,741
Non-marketable equity securities under equity method	34	34
Total	$6,536	$6,775

As of June 30, 2022, we had $264 million of equity investment in Giphy. Due to regulatory restrictions, we do not control or exercise significant influence over Giphy. Based on the future outcome of developments with regulatory authorities, we may not be able to recover our carrying value in the event of a divestiture.

Note 6. Fair Value Measurements

The following table summarizes our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,879	$3,879	$—	$—
U.S. government securities	624	624	—	—
U.S. government agency securities	1,122	1,122	—	—
Certificates of deposit and time deposits	356	—	356	—
Corporate debt securities	378	—	378	—
Marketable debt securities:
U.S. government securities	9,252	9,252	—	—
U.S. government agency securities	5,095	5,095	—	—
Corporate debt securities	13,336	—	13,336	—
Marketable equity securities	125	5	—	120
Restricted cash equivalents	448	448	—	—
Other assets	194	—	—	194
Total	$34,809	$20,425	$14,070	$314

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,850	$8,850	$—	$—
U.S. government securities	25	25	—	—
U.S. government agency securities	108	108	—	—
Certificates of deposit and time deposits	250	—	250	—
Corporate debt securities	60	—	60	—
Marketable debt securities:
U.S. government securities	10,901	10,901	—	—
U.S. government agency securities	5,927	5,927	—	—
Corporate debt securities	14,569	—	14,569	—
Restricted cash equivalents	71	71	—	—
Other assets	160	—	—	160
Total	$40,921	$25,882	$14,879	$160

We classify our cash equivalents and marketable debt securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 or Level 3 in the fair value hierarchy because we use quoted prices for identical assets in active markets or use significant unobservable inputs to estimate their fair value. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value within Level 3 during the six months ended June 30, 2022 were not material. As of December 31, 2021, included in the total $6.78 billion of non-marketable equity securities, $913 million was remeasured at fair value during the year ended December 31, 2021 and was classified within Level 3 of the fair value measurement hierarchy on a non-recurring basis. The gains and losses that resulted from the remeasurements were not material for the three and six months ended June 30, 2022 and 2021, respectively. For additional information, see Note 5 — Non-marketable Equity Securities.

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2022	December 31, 2021
Land	$1,703	$1,688
Servers and network assets	28,996	25,584
Buildings	23,946	22,531
Leasehold improvements	6,126	5,795
Equipment and other	5,147	4,764
Finance lease right-of-use assets	3,004	2,840
Construction in progress	21,100	14,687
Property and equipment, gross	90,022	77,889
Less: Accumulated depreciation	(22,434)	(20,080)
Property and equipment, net	$67,588	$57,809

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, servers, and office facilities. Depreciation expense on property and equipment was $1.93 billion and $1.86 billion for the three months ended June 30, 2022 and 2021, respectively, and $4.04 billion and $3.72 billion for the six months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022, we extended the estimated useful lives of a majority of the servers and network assets. See Note 1 — Summary of Significant Accounting Policies - Use of Estimates.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for our offices, data centers, colocations, and land. We have also entered into various non-cancelable finance lease agreements mostly for certain network infrastructure. Our leases have original lease periods expiring between the remainder of 2022 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of right-of-use assets	$95	$83	$193	$164
Interest	4	4	8	7
Operating lease cost	435	371	846	733
Variable lease cost and other, net	86	59	176	126
Total lease cost	$620	$517	$1,223	$1,030

Supplemental balance sheet information related to leases is as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Finance leases	13.9 years	13.9 years
Operating leases	12.9 years	13.0 years
Weighted-average discount rate
Finance leases	2.7%	2.7%
Operating leases	2.9%	2.8%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022 (in millions):

	Operating Leases	Finance Leases
The remainder of 2022	$732	$60
2023	1,752	70
2024	1,843	52
2025	1,606	48
2026	1,551	49
Thereafter	12,424	452
Total undiscounted cash flows	19,908	731
Less: Imputed interest	(3,841)	(119)
Present value of lease liabilities	$16,067	$612

Lease liabilities, current	$1,275	$78
Lease liabilities, non-current	14,792	534
Present value of lease liabilities	$16,067	$612

The table above does not include lease payments that were not fixed at commencement or lease modification. As of June 30, 2022, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $8.58 billion and $1.63 billion, respectively, mostly for data centers, offices, and network infrastructure. These operating and finance leases will commence between the remainder of 2022 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$779	$682
Operating cash flows for finance leases	$8	$7
Financing cash flows for finance leases	$452	$274
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,073	$1,941
Finance leases	$103	$70

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the six months ended June 30, 2022, we completed several business acquisitions with total cash consideration transferred of $1.15 billion, which in aggregate was allocated to $291 million of intangible assets, $1.07 billion of goodwill, and $211 million of net liabilities assumed. Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not material to our condensed consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our condensed consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2022 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2021	$18,458	$739	$19,197
Acquisitions	773	301	1,074
Adjustments	—	(42)	(42)
Goodwill at June 30, 2022	$19,231	$998	$20,229

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		June 30, 2022			December 31, 2021
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.3	$630	$(225)	$405	$1,412	$(1,169)	$243
Acquired patents	3.0	390	(301)	89	827	(722)	105
Trade names	3.9	23	(3)	20	644	(633)	11
Other	9.8	98	(18)	80	176	(167)	9
Total finite-lived assets		1,141	(547)	594	3,059	(2,691)	368
Total indefinite-lived assets	N/A	371	—	371	266	—	266
Total intangible assets		$1,512	$(547)	$965	$3,325	$(2,691)	$634

Amortization expense of intangible assets was $53 million and $122 million for the three months ended June 30, 2022 and 2021, respectively, and $93 million and $240 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2022	$99
2023	146
2024	118
2025	76
2026	35
Thereafter	120
Total	$594

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

Contractual Commitments

We have $24.16 billion of non-cancelable contractual commitments as of June 30, 2022, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of June 30, 2022 (in millions):

The remainder of 2022	$11,777
2023	7,633
2024	1,465
2025	425
2026	295
Thereafter	2,565
Total	$24,160

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of June 30, 2022 is approximately $8.84 billion, the majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Subsequent to June 30, 2022, we entered into a purchase commitment for the next three years in the amount of approximately $1.5 billion to support our investments in technical infrastructure.

Legal and Related Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20,

2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. Fact discovery is scheduled to close on September 16, 2022, and the plaintiffs' motion for class certification is scheduled to be heard on May 23, 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

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

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. We believe these lawsuits are without merit, and we are vigorously defending them.

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

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted its fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case. We believe this lawsuit is without merit, and we are vigorously defending it.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our condensed consolidated financial statements. In our opinion, as of June 30, 2022, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through June 30, 2022.

Note 11. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the six months ended June 30, 2022, we repurchased and subsequently retired 60 million shares of our Class A common stock for an aggregate amount of $14.47 billion. As of June 30, 2022, $24.32 billion remained available and authorized for repurchases.

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

Share-based Compensation Plan

We have one active share-based employee compensation plan, the 2012 Equity Incentive Plan, which was amended in each of June 2016 and February 2018 (Amended 2012 Plan). Our Amended 2012 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited are added to the reserves of the Amended 2012 Plan.

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

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2021	98,848	$244.32
Granted	83,867	$208.24
Vested	(25,014)	$220.46
Forfeited	(8,515)	$233.14
Unvested at June 30, 2022	149,186	$228.67

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2022 and 2021 was $2.75 billion and $3.65 billion, respectively, and $5.18 billion and $6.48 billion during the six months ended June 30, 2022 and 2021, respectively. The income tax benefit recognized related to awards vested during the three months ended June 30, 2022 and 2021 was $582 million and $781 million, respectively, and $1.10 billion and $1.39 billion during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $32.42 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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

Our gross unrecognized tax benefits were $10.05 billion and $9.81 billion on June 30, 2022 and December 31, 2021, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of June 30, 2022 were realized in a future period, this would result in a tax benefit of $6.02 billion within our provision of income taxes at such time. The amount of interest and penalties accrued was $948 million and $960 million as of June 30, 2022 and December 31, 2021, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of June 30, 2022, we have not resolved these matters and proceedings continue in the Tax Court.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions). For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Family of Apps	$28,370	$28,772	$55,583	$54,409
Reality Labs	452	305	1,146	839
Total revenue	$28,822	$29,077	$56,729	$55,248

Income (loss) from operations:
Family of Apps	$11,164	$14,799	$22,647	$28,004
Reality Labs	(2,806)	(2,432)	(5,766)	(4,259)
Total income from operations	$8,358	$12,367	$16,881	$23,745

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	June 30, 2022	December 31, 2021
United States	$67,040	$55,497
Rest of the world (1)	14,678	14,467
Total long-lived assets	$81,718	$69,964
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
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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
Executive Overview of Second Quarter Results

Our financial results and key community metrics for the second quarter of 2022 are as follows:
Consolidated and segment results:

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content. For comparative purposes, amounts in the prior periods have been recast:

	Family of Apps			Reality Labs			Total
	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change
	2022	2021		2022	2021		2022	2021

	(dollars in millions)
Revenue	$28,370	$28,772	(1)%	$452	$305	48%	$28,822	$29,077	(1)%
Costs and expenses	$17,206	$13,973	23%	$3,258	$2,737	19%	$20,464	$16,710	22%
Income (loss) from operations	$11,164	$14,799	(25)%	$(2,806)	$(2,432)	(15)%	$8,358	$12,367	(32)%
Operating margin	39%	51%		(621)%	(797)%		29%	43%

•Net income was $6.69 billion, with diluted earnings per share of $2.46 for the three months ended June 30, 2022.
•Capital expenditures, including principal payments on finance leases, were $7.75 billion for the three months ended June 30, 2022.
•Effective tax rate was 18% for the three months ended June 30, 2022.
•Cash, cash equivalents, and marketable securities were $40.49 billion as of June 30, 2022.
•Headcount was 83,553 as of June 30, 2022, an increase of 32% year-over-year.

Family of Apps metrics:
•Family daily active people (DAP) was 2.88 billion on average for June 2022, an increase of 4% year-over-year.
•Family monthly active people (MAP) was 3.65 billion as of June 30, 2022, an increase of 4% year-over-year.
•Facebook daily active users (DAUs) were 1.97 billion on average for June 2022, an increase of 3% year-over-year.
•Facebook monthly active users (MAUs) were 2.93 billion as of June 30, 2022, an increase of 1% year-over-year.
•Ad impressions delivered across our Family of Apps in the second quarter of 2022 increased by 15% year-over-year, and the average price per ad in the second quarter of 2022 decreased by 14% year-over-year.

Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life.

In the second quarter of 2022, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers and (ii) making our ads more relevant and effective. We also continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

We experienced a reduction in advertising demand in the second quarter of 2022, which we believe was driven by reduced marketer spending as a result of a more challenging macroeconomic environment. The appreciation of the U.S. dollar relative to other foreign currencies also had a negative impact on our advertising revenue.

In addition, our advertising revenue continues to be adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the iOS operating system beginning in 2021. We expect that future advertising revenue will continue to be adversely affected by these and other limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

The COVID-19 pandemic has also impacted our business and results of operations, with a varied impact on user growth and engagement, as well as the demand for and pricing of our ads from period to period. While we experienced a reduction in advertising demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has declined, and we saw continued softening of advertising demand in the second quarter of 2022 as many activities that shifted online during COVID-19 related lockdowns returned in person. We may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue. The impact of the pandemic on the demand for and pricing of our advertising services, as well as on our overall results of operations, remains uncertain for the foreseeable future.

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. For example, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we have introduced new features such as Reels, which is growing in usage but is not currently monetized at the same rate as our feed or Stories products. We also have seen fluctuations and declines in the size of our active user base in one or more markets from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which adversely affected user growth and engagement in the second quarter of 2022. These trends adversely affected advertising revenue in the second quarter of 2022, and we expect will continue to affect our advertising revenue in the foreseeable future.

We anticipate that additional investments in our servers, data center capacity, network infrastructure, and headcount will continue to drive expense growth in 2022, which will adversely affect our operating margin and profitability.

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

DAP/MAP:	79%	79%	79%	79%	79%	78%	79%	79%	79%

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

Worldwide DAP increased 4% to 2.88 billion on average during June 2022 from 2.76 billion during June 2021.

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

As of June 30, 2022, we had 3.65 billion MAP, an increase of 4% from 3.51 billion as of June 30, 2021.

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

ARPP:	$6.10	$6.76	$8.62	$7.75	$8.36	$8.18	$9.39	$7.72	$7.91

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the second quarter of 2022, worldwide ARPP was $7.91, a decrease of 5% from the second quarter of 2021.

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

DAU/MAU:	66%	66%	66%	66%	66%	66%	66%	67%	67%

DAU/MAU:	77%	77%	76%	75%	75%	75%	74%	75%	75%	DAU/MAU:	74%	74%	74%	73%	73%	73%	72%	73%	74%

DAU/MAU:	61%	62%	62%	62%	62%	63%	63%	64%	64%	DAU/MAU:	65%	65%	65%	65%	65%	66%	65%	66%	66%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 3% to 1.97 billion on average during June 2022 from 1.91 billion during June 2021. Users in India, Bangladesh, and Vietnam represented the top three sources of growth in DAUs during June 2022, relative to the same period in 2021.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of June 30, 2022, we had 2.93 billion MAUs, an increase of 1% from June 30, 2021. Users in India, Vietnam, and Bangladesh represented the top three sources of growth in the second quarter of 2022, relative to the same period in 2021.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2022 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.

ARPU:	$7.05	$7.89	$10.14	$9.27	$10.12	$10.00	$11.57	$9.54	$9.82

ARPU:	$36.49	$39.63	$53.56	$48.03	$53.01	$52.34	$60.57	$48.29	$50.25	ARPU:	$11.03	$12.41	$16.87	$15.49	$17.23	$16.50	$19.68	$15.35	$15.64

ARPU:	$2.99	$3.67	$4.05	$3.94	$4.16	$4.30	$4.89	$4.47	$4.54	ARPU:	$1.78	$2.22	$2.77	$2.64	$3.05	$3.14	$3.43	$3.14	$3.35

								Ad Revenue			Non-Ad Revenue

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

During the second quarter of 2022, worldwide ARPU was $9.82, a decrease of 3% from the second quarter of 2021. Over this period, ARPU increased by 10% in Rest of World and 9% in Asia-Pacific, and decreased by 5% in United States & Canada and 9% in Europe. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, Meta Portal, and wearables, and related software and content.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$28,822	$29,077	$56,729	$55,248
Costs and expenses:
Cost of revenue	5,192	5,399	11,197	10,530
Research and development	8,690	6,096	16,397	11,293
Marketing and sales	3,595	3,259	6,907	6,102
General and administrative	2,987	1,956	5,347	3,578
Total costs and expenses	20,464	16,710	39,848	31,503
Income from operations	8,358	12,367	16,881	23,745
Interest and other income (expense), net	(172)	146	213	271
Income before provision for income taxes	8,186	12,513	17,094	24,016
Provision for income taxes	1,499	2,119	2,942	4,124
Net income	$6,687	$10,394	$14,152	$19,892

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	19	20	19
Research and development	30	21	29	20
Marketing and sales	12	11	12	11
General and administrative	10	7	9	6
Total costs and expenses	71	57	70	57
Income from operations	29	43	30	43
Interest and other income (expense), net	(1)	1	—	—
Income before provision for income taxes	28	43	30	43
Provision for income taxes	5	7	5	7
Net income	23%	36%	25%	36%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$213	$163	$373	$281
Research and development	2,606	1,967	4,547	3,376
Marketing and sales	289	239	506	413
General and administrative	243	179	424	309
Total share-based compensation expense	$3,351	$2,548	$5,850	$4,379

Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	1%	1%	1%	1%
Research and development	9	7	8	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	12%	9%	10%	8%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment. For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Advertising	$28,152	$28,580	(1)%	$55,150	$54,018	2%
Other revenue	218	192	14%	433	391	11%
Family of Apps	28,370	28,772	(1)%	55,583	54,409	2%
Reality Labs	452	305	48%	1,146	839	37%
Total revenue	$28,822	$29,077	(1)%	$56,729	$55,248	3%

Family of Apps

FoA revenue in the three and six months ended June 30, 2022 decreased $402 million, or 1%, and increased $1.17 billion, or 2%, respectively, compared to the same periods in 2021. The changes were mostly driven by advertising revenue.

Advertising

Advertising revenue in the three and six months ended June 30, 2022 decreased $428 million, or 1%, and increased $1.13 billion, or 2%, respectively, compared to the same periods in 2021. During the three and six months ended June 30, 2022, the average price per ad decreased by 14% and 11%, respectively, as compared with increases of approximately 47% and 39%, respectively, in the same periods in 2021. The decreases in average price per ad were driven by a reduction in advertising demand, an increasing proportion of the number of ads delivered in geographies and in products such as video and Reels that monetize at lower rates, and an unfavorable foreign exchange impact. During the three and six months ended June 30, 2022, the number of ads delivered increased by 15% as compared with increases of approximately 6% and 9%, respectively, in the same periods in 2021, driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increases in the ads delivered during the three and six months ended June 30, 2022 were driven by increases in the number and frequency of ads displayed across our products and an increase in users. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three and six months ended June 30, 2022 increased $147 million, or 48%, and $307 million, or 37%, respectively, compared to the same periods in 2021. The increases in RL revenue were primarily driven by increases in the volume of our consumer hardware products sold.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies for the three and six months ended June 30, 2022 compared to the same periods in 2021 had an unfavorable impact on revenue. If we had translated revenue for the three months ended June 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $30.08 billion and $29.41 billion, respectively. Using these constant rates, total revenue and advertising revenue would each have been $1.26 billion higher than actual total revenue and advertising revenue for the three months ended June 30, 2022. If we had translated revenue for the six months ended June 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $58.89 billion and $57.29 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $2.16 billion and $2.14 billion higher than actual total revenue and advertising revenue, respectively, for the six months ended June 30, 2022.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Cost of revenue	$5,192	$5,399	(4)%	$11,197	$10,530	6%
Percentage of revenue	18%	19%		20%	19%

Cost of revenue in the three months ended June 30, 2022 decreased $207 million, or 4%, compared to the same period in 2021. The decrease was mostly related to a $472 million reduction in our estimated losses on purchase commitments due to an announced price increase on Meta Quest 2. This decrease was partially offset by increases in operational expenses related to our data centers and technical infrastructure, adjusted for a decrease in the depreciation growth rate due to an extension in the useful lives of servers and network assets, and content costs.

Cost of revenue in the six months ended June 30, 2022 increased $667 million, or 6%, compared to the same period in 2021. The increase was mostly due to increases in operational expenses related to our data centers and technical infrastructure, adjusted for a decrease in the depreciation growth rate due to an extension in the useful lives of servers and network assets, and content costs. These increases were partially offset by a $472 million reduction in our estimated losses on purchase commitments due to an announced price increase on Meta Quest 2.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Research and development	$8,690	$6,096	43%	$16,397	$11,293	45%
Percentage of revenue	30%	21%		29%	20%

Research and development expenses in the three and six months ended June 30, 2022 increased $2.59 billion, or 43%, and $5.10 billion, or 45%, respectively, compared to the same periods in 2021. The increases were mainly due to higher payroll and related expenses as a result of a 39% growth in employee headcount from June 30, 2021 to June 30, 2022 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Marketing and sales	$3,595	$3,259	10%	$6,907	$6,102	13%
Percentage of revenue	12%	11%		12%	11%

Marketing and sales expenses in the three and six months ended June 30, 2022 increased $336 million, or 10%, and $805 million, or 13%, respectively, compared to the same periods in 2021. The increases were mainly due to increases in payroll and related expenses and marketing and promotional expenses. Our payroll and related expenses increased as a result of a 15% increase in employee headcount from June 30, 2021 to June 30, 2022 in our marketing and sales functions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
General and administrative	$2,987	$1,956	53%	$5,347	$3,578	49%
Percentage of revenue	10%	7%		9%	6%

General and administrative expenses in the three and six months ended June 30, 2022 increased $1.03 billion, or 53%, and $1.77 billion, or 49%, respectively, compared to the same periods in 2021. The increases were mainly due to increases in legal-related costs as well as payroll and related expenses. Our payroll and related expenses increased mainly due to a 34% increase in employee headcount from June 30, 2021 to June 30, 2022 in our general and administrative functions.

See Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding estimated fines, settlements, or other losses in connection with legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment. For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Family of Apps	$11,164	$14,799	(25)%	$22,647	$28,004	(19)%
Reality Labs	(2,806)	(2,432)	(15)%	(5,766)	(4,259)	(35)%
Total income from operations	$8,358	$12,367	(32)%	$16,881	$23,745	(29)%

Family of Apps

FoA income from operations in the three and six months ended June 30, 2022 decreased $3.64 billion, or 25%, and $5.36 billion, or 19%, respectively, compared to the same periods in 2021. The decreases were primarily due to increases in payroll and related expenses as a result of higher employee headcount, increases in costs related to our data centers and technical infrastructure, and higher legal-related costs.

Reality Labs

RL loss from operations in the three and six months ended June 30, 2022 increased $374 million, or 15%, and $1.51 billion, or 35%, respectively, compared to the same periods in 2021. The increase in loss from operations in both periods was driven by increases in payroll and related expenses due to growth in RL headcount and research and development expenses, partially offset by a $472 million reduction in our estimated losses on purchase commitments due to an announced price increase on Meta Quest 2.

Interest and other income (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Interest income	$91	$121	(25)%	$167	$239	(30)%
Foreign currency exchange gains (losses), net	(60)	—	(100)%	(6)	(93)	94%
Other income (expense), net	(203)	25	NM	52	125	(58)%
Interest and other income (expense)	$(172)	$146	(218)%	$213	$271	(21)%

Interest and other income (expense) in the three and six months June 30, 2022 decreased $318 million, or 218%, and $58 million, or 21%, respectively, compared to the same periods in 2021.The decreases were mainly due to decreases in other income (expense), net related to net unrealized losses recognized for our equity investments. The decrease in other income (expense), net in the six months ended June 30, 2022 was partially offset by a gain on the sale of certain intangible assets.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Provision for income taxes	$1,499	$2,119	(29)%	$2,942	$4,124	(29)%
Effective tax rate	18%	17%		17%	17%

Our provision for income taxes in the three and six months ended June 30, 2022 decreased $620 million, or 29%, and $1.18 billion, or 29%, respectively, compared to the same periods in 2021, mostly due to the decrease in income from operations.

Our effective tax rate increased in the three months ended June 30, 2022 compared to the same period in 2021, which is due to a decrease in excess tax benefits recognized from share-based compensation and the effect of regulations on foreign tax credits issued by the U.S. Department of the Treasury in the first quarter of 2022, partially offset by an increase in tax benefit from foreign-derived intangible income. Our effective tax rate did not materially change in the six months ended June 30, 2022 compared to the same period in 2021.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 22, 2022 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the full year of 2022 to be above the second quarter rate and in the high teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2022 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If there is a change in law and the mandatory capitalization is no longer required for 2022, our annual effective tax rate in 2022 could be a few percentage points higher when compared to current law and our cash tax liabilities could be several billion dollars lower. In the quarter of the law change, the quarterly effective tax rate could be significantly higher.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Cash, cash equivalents, and marketable securities were $40.49 billion as of June 30, 2022, a decrease of $7.51 billion from December 31, 2021. The majority of the decrease was due to $14.74 billion for repurchases of our Class A common stock, $13.30 billion for capital expenditures, including principal payments on finance leases, $1.93 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards, and $1.22 billion for acquisitions of businesses and intangible assets, partially offset by $26.27 billion of cash generated from operations.

Cash paid for income taxes was $2.64 billion during the six months ended June 30, 2022. As of June 30, 2022, our federal net operating loss carryforward was $5.35 billion and our federal tax credit carryforward was $391 million. We anticipate the utilization of a significant portion of these net operating losses and credits within two years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the six months ended June 30, 2022, we repurchased and subsequently retired 60 million shares of our Class A common stock for an aggregate amount of $14.47 billion. As of June 30, 2022, $24.32 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$26,272	$25,489
Net cash used in investing activities	$(11,738)	$(13,069)
Net cash used in financing activities	$(17,223)	$(13,734)

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2022 mostly consisted of net income adjusted for certain non-cash items, such as $5.85 billion of share-based compensation expense and $4.13 billion of depreciation and amortization. The increase in cash flows from operating activities during the six months ended June 30, 2022, compared to the same period in 2021, was mostly due to a decrease in cash payments of income taxes and an increase in cash collected from our customers, partially offset by a decrease in net income and an increase in payments to our vendors as a result of higher operating spending and timing of payments.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 consisted mostly of $12.84 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $1.22 billion for acquisitions of businesses and intangible assets, partially offset by $2.34 billion proceeds from net sales and maturities of marketable securities. The decrease in cash used in investing activities during the six months ended June 30, 2022 compared to the same period in 2021 was mostly due to a decrease in net purchases of marketable debt securities, partially offset by an increase in purchases of property and equipment and an increase in acquisitions of businesses and intangible assets.

We anticipate making capital expenditures of approximately $30 billion to $34 billion in 2022.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 mostly consisted of $14.74 billion for repurchases of our Class A common stock and $1.93 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the six months ended June 30, 2022, compared to the same period in 2021, was mostly due to an increase in repurchases of our Class A common stock.

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating lease obligations mostly include, among others, offices, data centers, colocations, and land. Our finance lease obligations mostly include certain network infrastructure. Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Taxes

As of June 30, 2022, other liabilities include long-term taxes payable of $1.15 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $4.69 billion related to the uncertain tax positions as of June 30, 2022. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of our servers and network assets category effective the second quarter of 2022. The financial impact of this change in estimate was a reduction in depreciation expense of $252 million and an increase in net income of $206 million, or $0.08 per diluted share for the three months ended June 30, 2022. The impact from the change in our estimates was calculated based on the servers and network assets existing as of the effective date of the change and applying the revised useful lives prospectively.
See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding change in the estimated useful lives of our servers and network assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and equity price risk.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and six months ended June 30, 2022 and 2021 were not material.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash, cash equivalents, and marketable debt securities.

Our cash, cash equivalents, and marketable debt securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $650 million and $714 million in the market value of our available-for-sale debt securities and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized losses would only occur if we sold the investments prior to maturity.

Equity Price Risk

Our equity investments are mostly in non-marketable equity securities and are subject to equity price risks that could have a material impact on the carrying value of our holdings.

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for most of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our non-marketable equity securities are complex due to the lack of readily available market data and observable transactions. We continually evaluate our non-marketable equity securities in privately-held companies. Uncertainties in the global economic climate and financial markets, including the recent supply chain disruptions and the ongoing impact of the COVID‑19 pandemic, could adversely impact the valuation of these companies we invest in and, therefore, result in a material impairment in our investments. Our total non-marketable equity securities had a carrying value of $6.54 billion and $6.78 billion as of June 30, 2022 and December 31, 2021, respectively. Our investments in other equity securities were not material as of June 30, 2022 and December 31, 2021. For additional information, see Note 5 — Non-marketable Equity Securities in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. Fact discovery is scheduled to close on September 16, 2022, and the plaintiffs' motion for class certification is scheduled to be heard on May 23, 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that transfers of such user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. On May 14, 2021, the court rejected Meta Platforms Ireland's procedural challenges, and the inquiry subsequently recommenced. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that Meta Platforms Ireland's transfers of European Facebook user data from the European Union to the United States should be suspended. The IDPC's draft decision has since been further refined and shared on July 6, 2022 with other European regulators as part of the GDPR's consistency mechanism. We believe a final decision in this inquiry may issue as early as the third quarter of 2022. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e‑commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. We believe these lawsuits are without merit, and we are vigorously defending them.

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

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted its fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case. We believe this lawsuit is without merit, and we are vigorously defending it.

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
•fluctuations in our financial results;
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

The size of our user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, the COVID-19 pandemic has led to increases and decreases in the size and engagement of our active user base from period to period at different points during the pandemic, and may continue to have a varied impact on the size and engagement of our active user base in the future. In addition, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and these services were then prohibited by the Russian government, which contributed to slight declines on a quarter-over-quarter basis in the number of DAUs and MAUs on Facebook in Europe in the first quarter and the second quarter of 2022, as well as a slight decline on a quarter-over-quarter basis in the total number of MAUs on Facebook in the second quarter of 2022. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

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
•we are unable to successfully maintain or grow usage of and engagement with applications that integrate with our products;
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
•initiatives designed to attract and retain users and engagement, including the use of new technologies such as artificial intelligence, are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;
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

•we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices; or
•our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize applications, reduce user activity on our products by making it easier for our users to interact and share on third-party applications.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, particularly for our significant revenue‑generating products like Facebook and Instagram, our revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our ability to deliver ad impressions and, accordingly, our revenue, business, financial condition, and results of operations. As the size of our active user base fluctuates in one or more markets from time to time, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to grow revenue.
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
•decisions by marketers to reduce their advertising as a result of announcements by us or adverse media reports or other negative publicity involving us, our user data practices, our advertising metrics or tools, content on our products, our interpretation, implementation, or enforcement of policies relating to content on our products (including as a result of decisions or recommendations from the independent Oversight Board), developers with applications that are integrated with our products, or other companies in our industry;
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
•the effectiveness of our ad targeting or degree to which users opt in or out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, California Consumer Privacy Act (CCPA), the Digital Markets Act (DMA), other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;
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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance, decisions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals.

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

These developments have limited our ability to target and measure the effectiveness of ads on our platform and negatively impacted our advertising revenue. For example, our advertising revenue has been negatively impacted by marketer reaction to targeting and measurement challenges associated with iOS changes beginning in 2021. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities will be materially and adversely affected, which would in turn significantly impact our advertising revenue.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have in the past adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. In addition, we have limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections, the COVID-19 pandemic, or geopolitical events, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise enforce our policies or address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around the pandemic, geopolitical events, or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, or by our decisions regarding whether to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
We may not be able to continue to successfully maintain or grow usage of and engagement with applications that integrate with our products.

We have made and are continuing to make investments to enable developers to build, grow, and monetize applications that integrate with our products. Such existing and prospective developers may not be successful in building, growing, or monetizing applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including platforms controlled by third parties, rather than building products that integrate with our products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on our products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, applications integrated with our products. In addition, as part of our efforts related to privacy, safety, and security, we conduct investigations and audits of platform applications from time to time, and we also have announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow the number of developers that choose to build products that integrate with our products or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.
Risks Related to Our Business Operations and Financial Results
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences, including, for example, Alphabet (Google and YouTube), Amazon, Apple, ByteDance (TikTok), Microsoft, Snap (Snapchat), Tencent (WeChat), and Twitter. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse, we may become subject to additional competition.

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
•our ability to establish and maintain developers' interest in building applications that integrate with our products;
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
•charges associated with impairment of any assets on our balance sheet, including as a result of changes we may make to our real property lease arrangements;
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
•fluctuations in the market values of our investments in marketable securities, in the valuation of our non-marketable equity securities, and in interest rates;
•changes in U.S. generally accepted accounting principles; and
•changes in regional or global business, macroeconomic, or geopolitical conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.
Unfavorable media coverage negatively affects our business from time to time.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with the COVID-19 pandemic, geopolitical events, and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
The COVID-19 pandemic has previously had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected countries and regions, which have previously significantly impacted our business and results of operations. While we experienced a significant adverse impact on our advertising revenue growth during the onset of the pandemic, we believe that the pandemic subsequently contributed to an acceleration in the growth of online commerce, which in turn increased demand for our advertising services. More recently, we believe this growth of online commerce has declined, and we may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue. The demand for and pricing of our advertising services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:
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

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. For example, the United Kingdom Competition and Markets Authority directed us to divest our Giphy acquisition in 2021, and is currently reconsidering its decision following our appeal. In addition, in July 2022, the FTC filed a lawsuit against us to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. For example, in October 2021, a combination of an error and a bug resulted in an approximately six-hour outage of our services. In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy and/or other costs to maintain the availability or performance of our products in connection with any such events.

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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in emerging markets that expose us to increased risks relating to anti-corruption compliance and political challenges, among others. We have in the past suspended, and may in the future suspend, certain of these projects as a result of the COVID-19 pandemic or other factors. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic, trade disputes, or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and action by a foreign government, or our response to such government action, has resulted in the past, and may result in the future, in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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
We cannot assure you that we will effectively manage our scale.

Our employee headcount and the scale and complexity of our business have increased significantly, with the number of employees increasing to 83,553 as of June 30, 2022 from 63,404 as of June 30, 2021, and we expect headcount growth to continue in the future. In addition, we plan to continue to hire employees and contractors to continue to bolster various privacy, safety, security, and content review initiatives as well as other functions to support our operations. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage our scale effectively. Additionally, many of our personnel are currently working remotely, and we may experience challenges to productivity and collaboration as some personnel return to our offices and some personnel transition to working remotely on a regular basis. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems and effectively expand, train, and manage our personnel. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic. We have experienced, and may in the future experience, supply or labor shortages or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain or logistics disruptions.

We also require the suppliers and business partners of our consumer hardware products to comply with laws and certain company policies regarding sourcing practices and standards on labor, trade compliance, health and safety, the environment, and business ethics, but we do not control them or their practices and standards. If any of them violates laws, fails to implement changes in accordance with newly enacted laws, or implements practices or standards regarded as unethical, corrupt, or non-compliant, we could experience supply chain disruptions, government action or fines, canceled orders, or damage to our reputation.
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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or deficiencies that will impact our effective tax rate. For example, in the six months ended June 30, 2022, tax deficiencies recognized from share-based compensation increased our provision for income taxes by $69 million, which did not significantly impact our effective tax rate as compared to the tax rate without such deficiencies. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We currently depend on the continued services and performance of our key personnel, including Mark Zuckerberg. Although we have entered into an employment agreement with Mr. Zuckerberg, the agreement has no specific duration and constitutes at-will employment. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business.

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire technical personnel in the foreseeable future, and we expect to continue to face significant challenges in hiring such personnel, particularly for engineering talent, whether as a result of competition with other companies or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs will be the subject of future regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that transfers of such user data from the European Union to the United States should therefore be suspended. Meta Platforms Ireland challenged procedural aspects of this IDPC inquiry in a judicial review commenced in the Irish High Court in September 2020. In May 2021, the court rejected Meta Platforms Ireland's procedural challenges and the inquiry subsequently recommenced. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that Meta Platforms Ireland's transfers of European Facebook user data from the European Union to the United States should be suspended. The IDPC's draft decision has since been further refined and shared in July 2022 with other European regulators as part of the GDPR's consistency mechanism. We believe a final decision in this inquiry may issue as early as the third quarter of 2022. On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework, which will be translated into legal documents to be adopted in the European Union and United States to provide a renewed basis for transatlantic data transfers. However, if a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The GDPR is still a relatively new law, its interpretation is still evolving, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), which took effect in January 2020, and its successor, the California Privacy Rights Act (CPRA), which will take effect in January 2023, also establish certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control how their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals or newly enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design, and will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act in the European Union, which is expected to take effect in 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. In addition, some countries, such as India, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services or cause us to cease the offering of our products and services in certain countries. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other regulatory and legislative requirements around the world, such as the CCPA and the ePrivacy Directive. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we will be subject to new restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, DMA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, products liability, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, there have been, and continue to be, various state and federal legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which is expected to take effect in 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. In the United States, changes to Section 230 of the Communications Decency Act or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. To increase flexibility in how our use of Payments may evolve and to mitigate regulatory uncertainty, we have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions, which will generally require us to demonstrate compliance with many domestic and foreign laws in these areas. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

In addition, we are subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We have also launched payments functionality on certain of our applications and may in the future undertake additional payments initiatives, including as part of our metaverse efforts, which may subject us to many of the foregoing risks and additional licensing requirements.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through June 30, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2022	10,633	$207.84	10,633	$27,197
May 1 - 31, 2022	10,237	$197.06	10,237	$25,179
June 1 - 30, 2022	4,865	$175.74	4,865	$24,324
	25,735		25,735
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 11 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 27th day of July 2022.

META PLATFORMS, INC.

Date: July 27, 2022	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2022	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)