Form 10-Q
period 2022-09-30
Meta Platforms, Inc.
filed 2022-10-27
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,248,672,204	shares outstanding as of October 21, 2022
Class B Common Stock	$0.000006 par value	402,876,470	shares outstanding as of October 21, 2022

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,308	$16,601
Marketable securities	27,468	31,397
Accounts receivable, net	11,227	14,039
Prepaid expenses and other current assets	5,312	4,629
Total current assets	58,315	66,666
Non-marketable equity securities	6,528	6,775
Property and equipment, net	73,738	57,809
Operating lease right-of-use assets	13,641	12,155
Intangible assets, net	875	634
Goodwill	20,268	19,197
Other assets	5,529	2,751
Total assets	$178,894	$165,987

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,871	$4,083
Partners payable	975	1,052
Operating lease liabilities, current	1,291	1,127
Accrued expenses and other current liabilities	16,036	14,312
Deferred revenue and deposits	514	561
Total current liabilities	22,687	21,135
Operating lease liabilities, non-current	14,687	12,746
Long-term debt	9,922	—
Other liabilities	7,504	7,227
Total liabilities	54,800	41,108
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,262 million and 2,328 million shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively; 4,141 million Class B shares authorized, 403 million and 413 million shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	62,092	55,811
Accumulated other comprehensive loss	(5,054)	(693)
Retained earnings	67,056	69,761
Total stockholders' equity	124,094	124,879
Total liabilities and stockholders' equity	$178,894	$165,987
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$27,714	$29,010	$84,444	$84,258
Costs and expenses:
Cost of revenue	5,716	5,771	16,913	16,301
Research and development	9,170	6,316	25,567	17,609
Marketing and sales	3,780	3,554	10,688	9,656
General and administrative	3,384	2,946	8,731	6,524
Total costs and expenses	22,050	18,587	61,899	50,090
Income from operations	5,664	10,423	22,545	34,168
Interest and other income (expense), net	(88)	142	125	413
Income before provision for income taxes	5,576	10,565	22,670	34,581
Provision for income taxes	1,181	1,371	4,123	5,496
Net income	$4,395	$9,194	$18,547	$29,085
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$1.64	$3.27	$6.86	$10.27
Diluted	$1.64	$3.22	$6.82	$10.11
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,682	2,814	2,703	2,832
Diluted	2,687	2,859	2,718	2,876
Share-based compensation expense included in costs and expenses:
Cost of revenue	$209	$147	$582	$428
Research and development	2,447	1,849	6,995	5,224
Marketing and sales	260	218	766	631
General and administrative	218	165	641	474
Total share-based compensation expense	$3,134	$2,379	$8,984	$6,757
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$4,395	$9,194	$18,547	$29,085
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(1,037)	(424)	(2,472)	(856)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(606)	(68)	(1,889)	(278)
Comprehensive income	$2,752	$8,702	$14,186	$27,951
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,697	$—	$59,929	$(3,411)	$69,249	$125,767	2,826	$—	$52,845	$285	$85,097	$138,227
Issuance of common stock	14	—	—	—	—	—	11	—	—	—	—	—
Shares withheld related to net share settlement	(5)	—	(971)	—	(40)	(1,011)	(4)	—	(890)	—	(686)	(1,576)
Share-based compensation	—	—	3,134	—	—	3,134	—	—	2,379	—	—	2,379
Share repurchases	(41)	—	—	—	(6,548)	(6,548)	(40)	—	—	—	(14,372)	(14,372)
Other comprehensive loss	—	—	—	(1,643)	—	(1,643)	—	—	—	(492)	—	(492)
Net income	—	—	—	—	4,395	4,395	—	—	—	—	9,194	9,194
Balances at end of period	2,665	$—	$62,092	$(5,054)	$67,056	$124,094	2,793	$—	$54,334	$(207)	$79,233	$133,360

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,741	$—	$55,811	$(693)	$69,761	$124,879	2,849	$—	$50,018	$927	$77,345	$128,290
Issuance of common stock	39	—	—	—	—	—	33	—	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(2,703)	—	(235)	(2,938)	(12)	—	(2,441)	—	(1,566)	(4,007)
Share-based compensation	—	—	8,984	—	—	8,984	—	—	6,757	—	—	6,757
Share repurchases	(101)	—	—	—	(21,017)	(21,017)	(77)	—	—	—	(25,631)	(25,631)
Other comprehensive loss	—	—	—	(4,361)	—	(4,361)	—	—	—	(1,134)	—	(1,134)
Net income	—	—	—	—	18,547	18,547	—	—	—	—	29,085	29,085
Balances at end of period	2,665	$—	$62,092	$(5,054)	$67,056	$124,094	2,793	$—	$54,334	$(207)	$79,233	$133,360
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$18,547	$29,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,310	5,953
Share-based compensation	8,984	6,757
Deferred income taxes	(2,113)	(139)
Impairment related to leases and leasehold improvements	413	—
Other	71	(161)
Changes in assets and liabilities:
Accounts receivable	1,930	(1,072)
Prepaid expenses and other current assets	(693)	(2,566)
Other assets	(160)	(184)
Accounts payable	(666)	560
Partners payable	(12)	(163)
Accrued expenses and other current liabilities	2,942	895
Deferred revenue and deposits	(35)	87
Other liabilities	446	527
Net cash provided by operating activities	35,964	39,579
Cash flows from investing activities
Purchases of property and equipment	(22,388)	(13,290)
Proceeds relating to property and equipment	190	92
Purchases of marketable debt securities	(8,885)	(24,314)
Sales of marketable debt securities	9,333	15,331
Maturities of marketable debt securities	1,562	9,318
Acquisitions of businesses and intangible assets	(1,250)	(330)
Other investing activities	(1)	(206)
Net cash used in investing activities	(21,439)	(13,399)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,938)	(4,007)
Repurchases of Class A common stock	(21,093)	(24,476)
Proceeds from issuance of long-term debt, net	9,921	—
Principal payments on finance leases	(615)	(505)
Net change in overdraft in cash pooling entities	(250)	15
Other financing activities	(101)	(13)
Net cash used in financing activities	(15,076)	(28,986)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,063)	(344)
Net decrease in cash, cash equivalents, and restricted cash	(1,614)	(3,150)
Cash, cash equivalents, and restricted cash at beginning of the period	16,865	17,954
Cash, cash equivalents, and restricted cash at end of the period	$15,251	$14,804

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$14,308	$14,496
Restricted cash, included in prepaid expenses and other current assets	232	195
Restricted cash, included in other assets	711	113
Total cash, cash equivalents, and restricted cash	$15,251	$14,804
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow data
Cash paid for income taxes, net	$4,647	$7,919
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,130	$2,635
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$294	$73
Other current assets through financing arrangement in accrued expenses and other current liabilities	$18	$491
Repurchases of Class A common stock in accrued expenses and other current liabilities	$265	$1,223
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

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of non-marketable equity securities, income taxes, loss contingencies, including the ultimate resolution of litigation, regulatory matters, and asserted and unasserted claims, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, valuation of purchase commitments, credit losses of available-for-sale debt securities and accounts receivable, fair value of financial instruments and fair value of leases. These estimates are based on management's knowledge about current events, interpretations of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of a majority of the servers and network assets from four years to 4.5 years, effective the second quarter of 2022, as a result of expected longer refresh cycles in our data centers. The financial impact of this change in estimate was a reduction in depreciation expense of $482 million and an increase in net income of $394 million, or $0.14 per diluted share for the nine months ended September 30, 2022. The impact from the change in our estimates was calculated based on the servers and network assets existing as of the effective date of the change and applying the revised estimated useful lives prospectively.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, certain of which are further discussed below.

Long-lived Assets

In the third quarter of 2022, we made a decision to sublease, early terminate, or abandon several office buildings under operating leases to align our real property lease arrangements with our anticipated operating needs. As a result, we also began to review the related operating lease right-of-use (ROU) assets and leasehold improvements for impairment under Accounting Standards Codification (ASC) Topic 360.

In connection with the above decision, in the three months ended September 30, 2022, we recorded an impairment loss of $413 million for operating lease ROU assets and leasehold improvements. The impairment loss represents the amount by which the carrying value exceeded the estimated fair value of these assets. Of the total impairment loss, $33 million is included in cost of revenue, $231 million in research and development, $74 million in marketing and sales, and $75 million in general and administrative on our condensed consolidated statements of income during the three months ended September 30, 2022. The impairment loss recorded under our Family of Apps (FoA) segment was $338 million with the remaining $75 million recognized in our Reality Labs (RL) segment. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows.

As we continue to evaluate our real property lease arrangements, we expect to reduce more office space and incur additional impairment charges in the foreseeable future, which may have a material adverse impact on our consolidated financial statements in the aggregate.

Recently Adopted Accounting Pronouncements

On January 1, 2022, we early adopted Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

On July 1, 2022, we early adopted ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions). For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising	$27,237	$28,276	$82,387	$82,294
Other revenue	192	176	624	567
Family of Apps	27,429	28,452	83,011	82,861
Reality Labs	285	558	1,433	1,397
Total revenue	$27,714	$29,010	$84,444	$84,258

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States and Canada (1)	$11,966	$12,668	$35,931	$36,716
Europe (2)	5,996	7,018	19,284	20,622
Asia-Pacific	6,797	6,592	20,480	19,370
Rest of World (2)	2,955	2,732	8,749	7,550
Total revenue	$27,714	$29,010	$84,444	$84,258
____________________________________
(1)    United States revenue was $11.29 billion and $11.88 billion for the three months ended September 30, 2022 and 2021, respectively, and $33.81 billion and $34.45 billion for the nine months ended September 30, 2022 and 2021, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $513 million and $596 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we expect $478 million of our deferred revenue to be realized in less than a year.

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

For the three and nine months ended September 30, 2022, 119 million and 93 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the three and nine months ended September 30, 2021.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$3,729	$666	$7,782	$1,412	$15,736	$2,811	$24,588	$4,497
Denominator
Shares used in computation of basic earnings per share	2,276	406	2,382	432	2,293	410	2,394	438
Basic EPS	$1.64	$1.64	$3.27	$3.27	$6.86	$6.86	$10.27	$10.27
Diluted EPS:
Numerator
Net income	$3,729	$666	$7,782	$1,412	$15,736	$2,811	$24,588	$4,497
Reallocation of net income as a result of conversion of Class B to Class A common stock	666	—	1,412	—	2,811	—	4,497	—
Reallocation of net income to Class B common stock	—	(1)	—	(22)	—	(16)	—	(69)
Net income for diluted EPS	$4,395	$665	$9,194	$1,390	$18,547	$2,795	$29,085	$4,428
Denominator
Shares used in computation of basic earnings per share	2,276	406	2,382	432	2,293	410	2,394	438
Conversion of Class B to Class A common stock	406	—	432	—	410	—	438	—
Weighted-average effect of dilutive RSUs	5	—	45	—	15	—	44	—
Shares used in computation of diluted earnings per share	2,687	406	2,859	432	2,718	410	2,876	438
Diluted EPS	$1.64	$1.64	$3.22	$3.22	$6.82	$6.82	$10.11	$10.11

Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The following table sets forth the cash, cash equivalents, and marketable securities by major security type, and restricted cash (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$6,160	$7,308
Money market funds	6,789	8,850
U.S. government securities	752	25
U.S. government agency securities	155	108
Certificates of deposit and time deposits	435	250
Corporate debt securities	17	60
Total cash and cash equivalents	14,308	16,601
Marketable securities:
Marketable debt securities:
U.S. government securities	9,303	10,901
U.S. government agency securities	5,049	5,927
Corporate debt securities	13,033	14,569
Total marketable debt securities	27,385	31,397
Marketable equity securities	83	—
Total marketable securities	27,468	31,397
Restricted cash:
Restricted cash included in prepaid expenses and other current assets	232	149
Restricted cash included in other assets	711	115
Total restricted cash	943	264
Total cash, cash equivalents, marketable securities, and restricted cash	$42,719	$48,262

The following table summarizes our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of September 30, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$7,418	$(423)	$1,793	$(119)	$9,211	$(542)
U.S. government agency securities	2,117	(82)	2,934	(270)	5,051	(352)
Corporate debt securities	8,861	(653)	3,869	(374)	12,730	(1,027)
Total	$18,396	$(1,158)	$8,596	$(763)	$26,992	$(1,921)

The gross unrealized gains on our marketable debt securities and cash equivalents were not material as of September 30, 2022 and December 31, 2021. The gross unrealized losses were $1.92 billion as of September 30, 2022, and not material as of December 31, 2021, respectively. The increase in the gross unrealized losses in the nine months ended September 30, 2022 is due to higher interest rates. The allowance for credit losses on our marketable debt securities was not material as of September 30, 2022 and December 31, 2021.

The following table classifies our marketable debt securities by contractual maturities (in millions):

September 30, 2022
Due within one year	$4,116
Due after one year to five years	23,269
Total	$27,385

Note 5. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	September 30, 2022	December 31, 2021
Non-marketable equity securities under measurement alternative:
Initial cost	$6,388	$6,480
Cumulative upward adjustments	293	311
Cumulative impairment/downward adjustments	(186)	(50)
Carrying value	6,495	6,741
Non-marketable equity securities under equity method	33	34
Total	$6,528	$6,775

As of September 30, 2022, we had $264 million of equity investment in Giphy. Due to regulatory restrictions, we do not control or exercise significant influence over Giphy. Based on a regulatory decision announced by the United Kingdom Competition and Markets Authority in October 2022, we plan to divest Giphy but we may not be able to recover our carrying value in connection with the divestiture.

Note 6. Fair Value Measurements

The following table summarizes our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,789	$6,789	$—	$—
U.S. government securities	752	752	—	—
U.S. government agency securities	155	155	—	—
Certificates of deposit and time deposits	435	—	435	—
Corporate debt securities	17	—	17	—
Marketable securities:
U.S. government securities	9,303	9,303	—	—
U.S. government agency securities	5,049	5,049	—	—
Corporate debt securities	13,033	—	13,033	—
Marketable equity securities	83	4	—	79
Restricted cash equivalents	586	586	—	—
Other assets	194	—	—	194
Total	$36,396	$22,638	$13,485	$273

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,850	$8,850	$—	$—
U.S. government securities	25	25	—	—
U.S. government agency securities	108	108	—	—
Certificates of deposit and time deposits	250	—	250	—
Corporate debt securities	60	—	60	—
Marketable securities:
U.S. government securities	10,901	10,901	—	—
U.S. government agency securities	5,927	5,927	—	—
Corporate debt securities	14,569	—	14,569	—
Restricted cash equivalents	71	71	—	—
Other assets	160	—	—	160
Total	$40,921	$25,882	$14,879	$160

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

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value within Level 3 during the nine months ended September 30, 2022 were not material. As of December 31, 2021, included in the total $6.78 billion of non-marketable equity securities, $913 million was remeasured at fair value within Level 3 during the year ended December 31, 2021. The gains and losses that resulted from the remeasurements were not material for the three and nine months ended September 30, 2022 and 2021, respectively. For additional information, see Note 5 — Non-marketable Equity Securities.

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2022	December 31, 2021
Land	$1,762	$1,688
Servers and network assets	31,438	25,584
Buildings	25,313	22,531
Leasehold improvements	6,625	5,795
Equipment and other	5,375	4,764
Finance lease right-of-use assets	2,995	2,840
Construction in progress	23,623	14,687
Property and equipment, gross	97,131	77,889
Less: Accumulated depreciation	(23,393)	(20,080)
Property and equipment, net	$73,738	$57,809

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, servers, and office facilities. Depreciation expense on property and equipment was $2.13 billion and $1.87 billion for the three months ended September 30, 2022 and 2021, respectively, and $6.17 billion and $5.59 billion for the nine months ended September 30, 2022 and 2021, respectively. For additional information regarding changes in the estimated useful life of our servers and network assets, see Note 1 — Summary of Significant Accounting Policies.

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

The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$92	$88	$285	$252
Interest	4	4	12	11
Operating lease cost	480	386	1,326	1,119
Variable lease cost and other, net	87	68	263	194
Total lease cost	$663	$546	$1,886	$1,576

In the three months ended September 30, 2022, we also recorded $353 million impairment loss for operating lease ROU assets to align our real property lease arrangements with our current operating needs. See Note 1 — Summary of Significant Accounting Policies for details.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Finance leases	13.9 years	13.9 years
Operating leases	12.7 years	13.0 years
Weighted-average discount rate:
Finance leases	2.8%	2.7%
Operating leases	3.0%	2.8%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022 (in millions):

	Operating Leases	Finance Leases
The remainder of 2022	$302	$28
2023	1,775	68
2024	1,916	55
2025	1,630	47
2026	1,575	47
Thereafter	12,612	452
Total undiscounted cash flows	19,810	697
Less: Imputed interest	(3,832)	(116)
Present value of lease liabilities	$15,978	$581

Lease liabilities, current	$1,291	$64
Lease liabilities, non-current	14,687	517
Present value of lease liabilities	$15,978	$581

The table above does not include lease payments that were not fixed at commencement or lease modification. As of September 30, 2022, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $8.62 billion and $1.54 billion, respectively, mostly for data centers, offices, and network infrastructure. These operating and finance leases will commence between the remainder of 2022 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,197	$1,040
Operating cash flows for finance leases	$11	$11
Financing cash flows for finance leases	$615	$505
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,565	$2,921
Finance leases	$114	$124

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the nine months ended September 30, 2022, we completed several business acquisitions with total cash consideration transferred of $1.18 billion, which in aggregate was allocated to $302 million of intangible assets, $1.10 billion of goodwill, and $223 million of net liabilities assumed. Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not material to our condensed consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our condensed consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2021	$18,458	$739	$19,197
Acquisitions	773	329	1,102
Adjustments	19	(50)	(31)
Goodwill at September 30, 2022	$19,250	$1,018	$20,268

The following table sets forth the major categories of the intangible assets and the weighted‑average remaining useful lives for those assets that are not already fully amortized (in millions):

		September 30, 2022			December 31, 2021
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.3	$604	$(255)	$349	$1,412	$(1,169)	$243
Acquired patents	2.8	379	(300)	79	827	(722)	105
Trade names	3.9	11	(2)	9	644	(633)	11
Other	9.0	75	(19)	56	176	(167)	9
Total finite-lived assets		1,069	(576)	493	3,059	(2,691)	368
Total indefinite-lived assets	N/A	382	—	382	266	—	266
Total intangible assets		$1,451	$(576)	$875	$3,325	$(2,691)	$634

Amortization expense of intangible assets was $45 million and $124 million for the three months ended September 30, 2022 and 2021, respectively, and $138 million and $364 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2022	$45
2023	137
2024	110
2025	66
2026	32
Thereafter	103
Total	$493

Note 10. Long-term Debt

In August 2022, we issued an aggregate of $10.0 billion principal amount of fixed-rate senior unsecured notes in four series (the “Notes”) in a private offering to qualified institutional buyers and certain non-U.S. persons. The proceeds from this offering, net of discounts and debt issuance costs, was $9.92 billion. We intend to use the net proceeds from the offering for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments. The Notes of each series rank equally with each other and we are not subject to any financial covenants. We may redeem each series of the Notes at any time in whole or in part, at specified redemption prices. In connection with the offering, we entered into a registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission in order to exchange the Notes for registered notes having substantially the same terms.

The following table summarizes the Notes and the carrying amount of our debt as of September 30, 2022 (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2022
2027 Notes	2027	3.50%	3.63%	$2,750
2032 Notes	2032	3.85%	3.92%	3,000
2052 Notes	2052	4.45%	4.51%	2,750
2062 Notes	2062	4.65%	4.71%	1,500
Total face amount of long-term debt				10,000
Unamortized discount and issuance costs, net				(78)
Long-term debt				$9,922

Interest on each of the Notes is payable semi-annually in arrears in February and August of each year, commencing in February 2023. The effective interest rates include the interest rates stated on the Notes and amortization of the discounts and issuance costs. In the three and nine months ended September 30, 2022, interest expense recognized on the debt was not material.

The total estimated fair value of our outstanding debt was $8.66 billion as of September 30, 2022. The fair value was determined based on the closing trading price per $100 of the Notes as of September 30, 2022 and is categorized accordingly as Level 2 in the fair value hierarchy.

As of September 30, 2022, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2022 through 2026	$—
2027	2,750
Thereafter	7,250
Total outstanding debt	$10,000

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

Contractual Commitments

We have $22.35 billion of non-cancelable contractual commitments as of September 30, 2022, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of September 30, 2022 (in millions):

The remainder of 2022	$7,200
2023	9,211
2024	1,922
2025	1,154
2026	295
Thereafter	2,565
Total	$22,347

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of September 30, 2022 is approximately $8.64 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Legal and Related Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On August 26, 2022, the parties reached a settlement in principle to resolve this matter, which is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, we are currently subject to an IDPC inquiry regarding Meta Platforms Ireland's ability to transfer European Union/European Economic Area Facebook user data to the United States, which is described further in "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q. The GDPR is still a relatively new law and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material in the aggregate.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. We believe these lawsuits are without merit, and we are vigorously defending them.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to preliminarily enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law. The FTC subsequently filed a related complaint in their administrative court seeking to permanently enjoin the transaction as a violation of Section 7 of the Clayton Act, and seeking other relief as well.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our condensed consolidated financial statements. In our opinion, as of September 30, 2022, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through September 30, 2022.

Note 12. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the nine months ended September 30, 2022, we repurchased and subsequently retired 101 million shares of our Class A common stock for an aggregate amount of $21.02 billion. As of September 30, 2022, $17.78 billion remained available and authorized for repurchases.

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

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2021	98,848	$244.32
Granted	99,379	$201.25
Vested	(39,368)	$219.68
Forfeited	(13,340)	$234.21
Unvested at September 30, 2022	145,519	$222.49

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2022 and 2021 was $2.59 billion and $4.10 billion, respectively, and $7.77 billion and $10.58 billion during the nine months ended September 30, 2022 and 2021, respectively. The income tax benefit recognized related to awards vested during the three months ended September 30, 2022 and 2021 was $543 million and $881 million, respectively, and $1.64 billion and $2.27 billion during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $30.68 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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

Our gross unrecognized tax benefits were $10.55 billion and $9.81 billion on September 30, 2022 and December 31, 2021, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of September 30, 2022 were realized in a future period, this would result in a tax benefit of $6.46 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.01 billion and $960 million as of September 30, 2022 and December 31, 2021, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022. We expect the Tax Court to issue an opinion in 2024. Based on the information provided, we believe that, if the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of September 30, 2022, we have not resolved these matters and proceedings continue in the Tax Court.

We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. The timing of the resolution, settlement, and closure of any audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the tax authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions). For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Family of Apps	$27,429	$28,452	$83,011	$82,861
Reality Labs	285	558	1,433	1,397
Total revenue	$27,714	$29,010	$84,444	$84,258

Income (loss) from operations:
Family of Apps	$9,336	$13,054	$31,983	$41,058
Reality Labs	(3,672)	(2,631)	(9,438)	(6,890)
Total income from operations	$5,664	$10,423	$22,545	$34,168

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	September 30, 2022	December 31, 2021
United States	$73,195	$55,497
Rest of the world (1)	14,184	14,467
Total long-lived assets	$87,379	$69,964
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
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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
Executive Overview of Third Quarter Results

Our mission is to give people the power to build community and bring the world closer together. All of our products, including our apps, share the vision of helping to bring the metaverse to life. In the third quarter of 2022, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers and (ii) making our ads more relevant and effective. We also continued to invest in both our family of apps and our metaverse efforts based on our company priorities.

Our financial results and key community metrics for the third quarter of 2022 are set forth below. Our total revenue for the third quarter of 2022 was $27.71 billion, a decrease of 4% compared to the third quarter of 2021, primarily due to a $1.79 billion negative impact from the appreciation of the U.S. dollar relative to other foreign currencies. Revenue on a constant currency basis was $29.50 billion for the third quarter of 2022, an increase of 2% compared to the third quarter of 2021. We continued to experience a reduction in advertising demand during the third quarter of 2022, which we believe was primarily driven by reduced marketer spending as a result of a more challenging macroeconomic environment. In addition, because the targeting and measurement challenges associated with iOS changes had already begun in the third quarter of 2021, the impact of these challenges on the year-over-year change in revenue in the third quarter of 2022 was less significant compared to the prior period.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content. For comparative purposes, amounts in the prior periods have been recast:

	Family of Apps			Reality Labs			Total
	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change
	2022	2021		2022	2021		2022	2021

	(in millions, except percentages)
Revenue	$27,429	$28,452	(4)%	$285	$558	(49)%	$27,714	$29,010	(4)%
Costs and expenses	$18,093	$15,398	18%	$3,957	$3,189	24%	$22,050	$18,587	19%
Income (loss) from operations	$9,336	$13,054	(28)%	$(3,672)	$(2,631)	(40)%	$5,664	$10,423	(46)%
Operating margin	34%	46%		(1,288)%	(472)%		20%	36%

•Net income was $4.40 billion, with diluted earnings per share of $1.64 for the three months ended September 30, 2022.
•Capital expenditures, including principal payments on finance leases, were $9.52 billion for the three months ended September 30, 2022.
•Effective tax rate was 21% for the three months ended September 30, 2022.
•Cash, cash equivalents, and marketable securities were $41.78 billion as of September 30, 2022.
•Long-term debt was $9.92 billion as of September 30, 2022.
•Headcount was 87,314 as of September 30, 2022, an increase of 28% year-over-year.
Family of Apps Metrics
•Family daily active people (DAP) was 2.93 billion on average for September 2022, an increase of 4% year-over-year.
•Family monthly active people (MAP) was 3.71 billion as of September 30, 2022, an increase of 4% year-over-year.
•Facebook daily active users (DAUs) were 1.98 billion on average for September 2022, an increase of 3% year-over-year.
•Facebook monthly active users (MAUs) were 2.96 billion as of September 30, 2022, an increase of 2% year-over-year.
•Ad impressions delivered across our Family of Apps in the third quarter of 2022 increased by 17% year-over-year, and the average price per ad in the third quarter of 2022 decreased by 18% year-over-year.
Developments in Advertising

Substantially all of our revenue is currently generated from advertising on Facebook and Instagram. We rely on targeting and measurement tools that incorporate data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue has been, and we expect will continue to be, adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

In particular, legislative and regulatory developments such as the General Data Protection Regulation, ePrivacy Directive, and California Consumer Privacy Act have impacted our ability to use data signals in our ad products, and we expect these and other developments such as the Digital Markets Act will have further impact in the future. As a result, we have implemented, and we will continue to implement, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

To mitigate these developments, we are working to evolve our advertising systems to improve the performance of our ad products. We are developing privacy enhancing technologies to deliver relevant ads and measurement capabilities while reducing the amount of personal information we process, including by relying more on anonymized or aggregated third-party data. In addition, we are developing tools that enable marketers to share their data into our systems, as well as ad products that generate more valuable signals within our apps. Across all of these efforts, we are making significant investments in artificial intelligence and machine learning to improve our delivery, targeting, and measurement capabilities. We are also engaging with others across our industry to explore the possibility of new open standards for the private and secure processing of data for advertising purposes. We expect that some of these efforts will be long-term initiatives, and that the regulatory and platform developments described above will continue to adversely impact our advertising revenue for the foreseeable future.
Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. In addition, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we have introduced new features such as Reels, which is growing in usage but is not currently monetized at the same rate as our feed or Stories products. We also have seen fluctuations and declines in the size of our active user base in one or more markets from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which adversely affected user growth and engagement in the third quarter of 2022. These trends adversely affected advertising revenue in the third quarter of 2022, and we expect will continue to affect our advertising revenue in the foreseeable future.

The COVID-19 pandemic has also impacted our business and results of operations, with a varied impact on user growth and engagement, as well as the demand for and pricing of our ads from period to period. While we experienced a reduction in advertising demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has declined, and we saw continued softening of advertising demand in the third quarter of 2022 as many activities that shifted online during COVID-19 related lockdowns continued in person. We may experience reduced advertising demand and related declines in pricing in future periods to the extent this trend continues, which could adversely affect our advertising revenue. The impact of the pandemic on the demand for and pricing of our advertising services, as well as on our overall results of operations, remains uncertain for the foreseeable future.
Investment Philosophy

In the third quarter of 2022, we continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

We anticipate that investments in our servers, data center capacity, network infrastructure, and headcount will continue to drive expense growth in 2022, which will adversely affect our operating margin and profitability. The majority of our investments are directed toward developing our family of apps. In the nine months ended September 30, 2022, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to headcount and technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that are not on the market today and may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the metaverse ecosystem will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

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

DAP/MAP:	79%	79%	79%	79%	78%	79%	79%	79%	79%

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the first quarter of 2021, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 60 million DAP to our reported worldwide DAP in March 2021. In the third quarter of 2022, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 30 million DAP to our reported worldwide DAP in September 2022.

Worldwide DAP increased 4% to 2.93 billion on average during September 2022 from 2.81 billion during September 2021.

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
Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the first quarter of 2021, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 70 million MAP to our reported worldwide MAP in March 2021. In the third quarter of 2022, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 40 million MAP to our reported worldwide MAP in September 2022.

As of September 30, 2022, we had 3.71 billion MAP, an increase of 4% from 3.58 billion as of September 30, 2021.

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

ARPP:	$6.76	$8.62	$7.75	$8.36	$8.18	$9.39	$7.72	$7.91	$7.53

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the third quarter of 2022, worldwide ARPP was $7.53, a decrease of 8% from the third quarter of 2021.

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

DAU/MAU:	66%	66%	66%	66%	66%	66%	67%	67%	67%

DAU/MAU:	77%	76%	75%	75%	75%	74%	75%	75%	74%	DAU/MAU:	74%	74%	73%	73%	73%	72%	73%	74%	74%

DAU/MAU:	62%	62%	62%	62%	63%	63%	64%	64%	64%	DAU/MAU:	65%	65%	65%	65%	66%	65%	66%	66%	66%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 3% to 1.98 billion on average during September 2022 from 1.93 billion during September 2021. Users in India, Bangladesh, and Philippines represented the top three sources of growth in DAUs during September 2022, relative to the same period in 2021.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of September 30, 2022, we had 2.96 billion MAUs, an increase of 2% from September 30, 2021. Users in India, Bangladesh, and Vietnam represented the top three sources of growth in the third quarter of 2022, relative to the same period in 2021.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2022 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.

ARPU:	$7.89	$10.14	$9.27	$10.12	$10.00	$11.57	$9.54	$9.82	$9.41

ARPU:	$39.63	$53.56	$48.03	$53.01	$52.34	$60.57	$48.29	$50.25	$49.13	ARPU:	$12.41	$16.87	$15.49	$17.23	$16.50	$19.68	$15.35	$15.64	$14.23

ARPU:	$3.67	$4.05	$3.94	$4.16	$4.30	$4.89	$4.47	$4.54	$4.42	ARPU:	$2.22	$2.77	$2.64	$3.05	$3.14	$3.43	$3.14	$3.35	$3.21

								Ad Revenue			Non-Ad Revenue

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

During the third quarter of 2022, worldwide ARPU was $9.41, a decrease of 6% from the third quarter of 2021. Over this period, ARPU decreased by 14% in Europe and 6% in United States & Canada, and increased by 3% in Asia-Pacific and 2% in Rest of World. In addition, user growth was more rapid in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region, or potentially decrease even if ARPU increases in each geographic region.

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. In particular, the number of ads we show may vary by product (for example, our video and Reels products are not currently monetized at the same rate as our feed or Stories products), and from time to time we increase or decrease the number or frequency of ads we show as part of our product and monetization strategies. We calculate price per ad as total advertising revenue divided by the number of ads delivered, representing the effective price paid per impression by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$27,714	$29,010	$84,444	$84,258
Costs and expenses:
Cost of revenue	5,716	5,771	16,913	16,301
Research and development	9,170	6,316	25,567	17,609
Marketing and sales	3,780	3,554	10,688	9,656
General and administrative	3,384	2,946	8,731	6,524
Total costs and expenses	22,050	18,587	61,899	50,090
Income from operations	5,664	10,423	22,545	34,168
Interest and other income (expense), net	(88)	142	125	413
Income before provision for income taxes	5,576	10,565	22,670	34,581
Provision for income taxes	1,181	1,371	4,123	5,496
Net income	$4,395	$9,194	$18,547	$29,085

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	21	20	20	19
Research and development	33	22	30	21
Marketing and sales	14	12	13	11
General and administrative	12	10	10	8
Total costs and expenses	80	64	73	59
Income from operations	20	36	27	41
Interest and other income (expense), net	—	—	—	—
Income before provision for income taxes	20	36	27	41
Provision for income taxes	4	5	5	7
Net income	16%	32%	22%	35%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Share-based compensation expense included in costs and expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$209	$147	$582	$428
Research and development	2,447	1,849	6,995	5,224
Marketing and sales	260	218	766	631
General and administrative	218	165	641	474
Total share-based compensation expense	$3,134	$2,379	$8,984	$6,757
Share-based compensation expense included in costs and expenses (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	1%	1%	1%	1%
Research and development	9	6	8	6
Marketing and sales	1	1	1	1
General and administrative	1	1	1	1
Total share-based compensation expense	11%	8%	11%	8%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment. For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Advertising	$27,237	$28,276	(4)%	$82,387	$82,294	—%
Other revenue	192	176	9%	624	567	10%
Family of Apps	27,429	28,452	(4)%	83,011	82,861	—%
Reality Labs	285	558	(49)%	1,433	1,397	3%
Total revenue	$27,714	$29,010	(4)%	$84,444	$84,258	—%

Family of Apps

FoA revenue in the three and nine months ended September 30, 2022 decreased $1.02 billion, or 4%, and was flat, respectively, compared to the same periods in 2021. The changes were mostly driven by advertising revenue.

Advertising

Advertising revenue in the three and nine months ended September 30, 2022 decreased $1.04 billion, or 4%, and was flat, respectively, compared to the same periods in 2021. During the three and nine months ended September 30, 2022, the average price per ad decreased by 18% and 13%, respectively, as compared with increases of 22% and 32%, respectively, in the same periods in 2021. The decreases in average price per ad were driven by an increase of the number of ads delivered, especially in geographies and in products such as video and Reels that monetize at lower rates, an unfavorable foreign exchange impact, and a reduction in advertising demand, which we believe was primarily driven by reduced marketer spending as a result of a more challenging macroeconomic environment, as well as, to a lesser extent, the other factors discussed in the section entitled "—Executive Overview of Third Quarter Results." During the three and nine months ended September 30, 2022, the number of ads delivered increased by 17% and 16%, respectively as compared with increases of 9% in both periods in 2021. As ads impressions grew in all regions during the three and nine months ended September 30, 2022 as compared to the same periods in 2021, the share of growth was mostly driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increases in the ads delivered during the three and nine months ended September 30, 2022 were driven by increases in the number and frequency of ads displayed across our products and an increase in users. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three months ended September 30, 2022 decreased $273 million, or 49%, compared to the same period in 2021. The decrease in RL revenue was primarily driven by a decrease in the volume of our consumer hardware products sold.

RL revenue in the nine months ended September 30, 2022 increased $36 million, or 3%, compared to the same period in 2021. The increase in RL revenue was mainly driven by an increase in hardware-related software and content revenue.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies for the three and nine months ended September 30, 2022 compared to the same periods in 2021 had an unfavorable impact on revenue. If we had translated revenue for the three months ended September 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $29.50 billion and $29.01 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.79 billion and $1.78 billion higher than actual total revenue and advertising revenue, respectively, for the three months ended September 30, 2022. If we had translated revenue for the nine months ended September 30, 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $88.39 billion and $86.31 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $3.94 billion and $3.92 billion higher than actual total revenue and advertising revenue, respectively, for the nine months ended September 30, 2022.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Cost of revenue	$5,716	$5,771	(1)%	$16,913	$16,301	4%
Percentage of revenue	21%	20%		20%	19%

Cost of revenue in the three months ended September 30, 2022 decreased $55 million, or 1%, compared to the same period in 2021. The decrease was driven by a decrease in RL cost of products sold, offset by increases in operational expenses related to our data centers and technical infrastructure and content costs.

Cost of revenue in the nine months ended September 30, 2022 increased $612 million, or 4%, compared to the same period in 2021. The increase was mainly due to increases in operational expenses related to our data centers and technical infrastructure, adjusted for a decrease in the depreciation growth rate due to an extension in the useful lives of servers and network assets, and content costs. These increases were partially offset by a decrease in RL cost of products sold and a $472 million reduction in our estimated losses on purchase commitments in the second quarter due to a price increase on Meta Quest 2.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Research and development	$9,170	$6,316	45%	$25,567	$17,609	45%
Percentage of revenue	33%	22%		30%	21%

Research and development expenses in the three and nine months ended September 30, 2022 increased $2.85 billion, or 45%, and $7.96 billion, or 45%, respectively, compared to the same periods in 2021. The increases were mainly due to higher payroll and related expenses as a result of a 32% growth in employee headcount from September 30, 2021 to September 30, 2022 in engineering and other technical functions supporting our continued investment in our family of products and RL. To a lesser extent, RL technology development costs also contributed to the increase.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Marketing and sales	$3,780	$3,554	6%	$10,688	$9,656	11%
Percentage of revenue	14%	12%		13%	11%

Marketing and sales expenses in the three and nine months ended September 30, 2022 increased $226 million, or 6%, and $1.03 billion, or 11%, respectively, compared to the same periods in 2021. The increases were mainly due to increases in payroll and related expenses. Our payroll and related expenses increased as a result of a 14% increase in employee headcount from September 30, 2021 to September 30, 2022 in our marketing and sales functions. In the nine months ended September 30, 2022, the increase was also due to marketing and promotional expenses compared to the same period in 2021.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
General and administrative	$3,384	$2,946	15%	$8,731	$6,524	34%
Percentage of revenue	12%	10%		10%	8%

General and administrative expenses in the three and nine months ended September 30, 2022 increased $438 million, or 15%, and $2.21 billion, or 34%, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in payroll and related expenses. Our payroll and related expenses increased mainly due to a 30% increase in employee headcount from September 30, 2021 to September 30, 2022 in our general and administrative functions. In the nine months ended September 30, 2022, the increase was also due to an increase in legal-related costs compared to the same period in 2021.

See Note 11 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding estimated fines, settlements, or other losses in connection with legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment. For comparative purposes, amounts in the prior periods have been recast:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Family of Apps	$9,336	$13,054	(28)%	$31,983	$41,058	(22)%
Reality Labs	(3,672)	(2,631)	(40)%	(9,438)	(6,890)	(37)%
Total income from operations	$5,664	$10,423	(46)%	$22,545	$34,168	(34)%

Family of Apps

FoA income from operations in the three months ended September 30, 2022 decreased $3.72 billion, or 28%, compared to the same period in 2021. The decrease was mostly due to a decrease in advertising revenue and an increase in total costs and expenses in FoA, such as an increase in payroll and related expenses as a result of higher employee headcount, an increase in costs related to our data centers and technical infrastructure, and an impairment loss for operating leases and leasehold improvements.

FoA income from operations in the nine months ended September 30, 2022 decreased $9.08 billion, or 22%, compared to the same period in 2021. The decrease was mainly due to an increase in payroll and related expenses as a result of higher employee headcount, an increase in costs related to our data centers and technical infrastructure, and higher legal-related costs.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding impairment loss for operating leases and leasehold improvements.

Reality Labs

RL loss from operations in the three and nine months ended September 30, 2022 increased $1.04 billion, or 40%, and $2.55 billion, or 37%, respectively, compared to the same periods in 2021. The increase in loss from operations in both periods was mainly driven by increases in payroll and related expenses due to growth in RL headcount and research and development expenses. In the nine months ended September 30, 2022, these increases were partially offset by a decrease in RL cost of products sold and a $472 million reduction in our estimated losses on purchase commitments in the second quarter due to a price increase on Meta Quest 2.

Interest and other income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Interest income (expense), net	$77	$120	(36)%	$244	$359	(32)%
Foreign currency exchange gains (losses), net	(131)	(48)	(173)%	(138)	(141)	2%
Other income (expense), net	(34)	70	(149)%	19	195	(90)%
Interest and other income (expense)	$(88)	$142	(162)%	$125	$413	(70)%

Interest and other income (expense) in the three and nine months ended September 30, 2022 decreased $230 million, or 162%, and $288 million, or 70%, respectively, compared to the same periods in 2021. The decreases were mostly due to decreases in other income (expense), net related to higher unrealized losses recognized for our equity investments and decreases in interest income (expense), net. In the three months ended September 30, 2022, foreign currency exchange losses increased as a result of foreign currency transactions and remeasurement as compared to the same period in 2021.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Provision for income taxes	$1,181	$1,371	(14)%	$4,123	$5,496	(25)%
Effective tax rate	21%	13%		18%	16%

Our provision for income taxes in the three and nine months ended September 30, 2022 decreased $190 million, or 14%, and $1.37 billion, or 25%, respectively, compared to the same periods in 2021, mostly due to the decrease in income from operations, partially offset by an increase in the effective tax rate, as described below.

Our effective tax rate increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021, a majority of which was due to an increase in tax deficiencies recognized from share-based compensation and the effect of regulations on foreign tax credits issued by the U.S. Department of the Treasury in the first quarter of 2022, partially offset by an increase in tax benefit from foreign-derived intangible income.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 21, 2022 price, and absent any changes to U.S. tax law, we expect our effective tax rates for the fourth quarter of 2022 and the full year 2023 to be similar to the third quarter 2022 rate. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2022 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If there is a change in law and the mandatory capitalization is no longer required for 2022, our annual effective tax rate in 2022 could be a few percentage points higher when compared to current law and our cash tax liabilities could be several billion dollars lower. In the quarter of the law change, the quarterly effective tax rate could be significantly higher.

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to us are a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases effective January 1, 2023. We do not expect these tax law changes to have a material impact on our consolidated financial position; however, we will continue to evaluate their impact as further information becomes available.

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

See Note 13 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Cash, cash equivalents, and marketable securities were $41.78 billion as of September 30, 2022. Cash and cash equivalents were $14.31 billion as of September 30, 2022, a decrease of $2.29 billion from December 31, 2021. The decrease was mostly due to $22.81 billion for capital expenditures, including principal payments on finance leases, $21.09 billion for repurchases of our Class A common stock, $2.94 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards, and $1.25 billion for acquisitions of businesses and intangible assets. These decreases were partially offset by $35.96 billion of cash generated from operations and $9.92 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the "Notes") in August 2022. Marketable securities were $27.47 billion as of September 30, 2022, a decrease of $3.93 billion from December 31, 2021. The decrease was due to net sales and maturities of marketable debt securities.

Cash paid for income taxes was $4.65 billion during the nine months ended September 30, 2022. As of September 30, 2022, our federal net operating loss carryforward was $2.83 billion and our federal tax credit carryforward was $346 million. We anticipate the utilization of a portion of these net operating losses and credits within two years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. During the nine months ended September 30, 2022, we repurchased and subsequently retired 101 million shares of our Class A common stock for an aggregate amount of $21.02 billion. As of September 30, 2022, $17.78 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$35,964	$39,579
Net cash used in investing activities	$(21,439)	$(13,399)
Net cash used in financing activities	$(15,076)	$(28,986)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2022 primarily consisted of net income adjusted for certain non-cash items, such as $8.98 billion of share-based compensation expense, $6.31 billion of depreciation and amortization, and $2.11 billion of deferred income taxes. The decrease in cash flows from operating activities during the nine months ended September 30, 2022, compared to the same period in 2021, was mostly due to a decrease in net income, partially offset by changes in working capital.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 mostly consisted of $22.20 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, partially offset by $2.01 billion proceeds from net sales and maturities of marketable debt securities. The increase in cash used in investing activities during the nine months ended September 30, 2022 compared to the same period in 2021 was mostly due to an increase in purchases of property and equipment, partially offset by an increase in net sales and maturities of marketable debt securities.

We anticipate making capital expenditures of approximately $32 billion to $33 billion and $34 billion to $39 billion in 2022 and 2023, respectively.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 mostly consisted of $21.09 billion for repurchases of our Class A common stock and $2.94 billion of taxes paid related to net share settlement of RSUs, partially offset by $9.92 billion proceeds from the issuance of the Notes. The decrease in cash used in financing activities during the nine months ended September 30, 2022, compared to the same period in 2021, was mostly due to the proceeds from the issuance of the Notes and a decrease in repurchases of our Class A common stock.

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our share repurchase program for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating lease obligations mostly include, among others, offices, data centers, colocations, and land. Our finance lease obligations mostly include certain network infrastructure. Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

In August 2022, we issued an aggregate of $10.0 billion principal amount of the Notes. The Notes were issued in four series, which mature from 2027 through 2062. Short-term and long-term future interest payments obligations as of September 30, 2022 are $411 million and $7.69 billion, respectively. We intend to use the net proceeds from the offering for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments.

Taxes

As of September 30, 2022, other liabilities include long-term taxes payable of $1.15 billion related to a one-time transition tax payable incurred as a result of the Tax Act. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $5.24 billion related to the uncertain tax positions as of September 30, 2022. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Long-term Debt, Note 11 — Commitments and Contingencies, and Note 13 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding leases and contractual commitments, debt, taxes, and contingencies.

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

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of our servers and network assets category effective the second quarter of 2022. The financial impact of this change in estimate was a reduction in depreciation expense of $482 million and an increase in net income of $394 million, or $0.14 per diluted share for the nine months ended September 30, 2022. The impact from the change in our estimates was calculated based on the servers and network assets existing as of the effective date of the change and applying the revised useful lives prospectively.
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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Foreign Exchange Impact on Revenue section included in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information..

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. In the three and nine months ended September 30, 2022, we recognized foreign currency exchange net losses of $131 million and $138 million, respectively. Foreign currency exchange net losses recognized in the three and nine months ended September 30, 2021 were $48 million and $141 million, respectively.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest income and market value of our cash equivalents, marketable debt securities, and long-term debt.

Our cash, cash equivalents, and marketable debt securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $619 million and $714 million in the market value of our available-for-sale debt securities and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized losses would only occur if we sold the investments prior to maturity.

As of September 30, 2022, we also had $10.0 billion aggregate principal amount of Notes outstanding. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements of interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Equity Price Risk

Our equity investments are mostly in non-marketable equity securities and are subject to equity price risks that could have a material impact on the carrying value of our holdings.

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for most of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our non-marketable equity securities are complex due to the lack of readily available market data and observable transactions. We continually evaluate our non-marketable equity securities in privately-held companies. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these companies we invest in and, therefore, result in a material impairment in our investments. Our total non-marketable equity securities had a carrying value of $6.53 billion and $6.78 billion as of September 30, 2022 and December 31, 2021, respectively. Our investments in other equity securities were not material as of September 30, 2022 and December 31, 2021. For additional information, see Note 5 — Non-marketable Equity Securities in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On August 26, 2022, the parties reached a settlement in principle to resolve this matter, which is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that transfers of such user data from the European Union to the United States should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's consistency mechanism. Separately, on October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.) implementing the commitments made by the United States under the new European Union-U.S. Data Privacy Framework (EU-U.S. DPF). While it is uncertain how the IDPC inquiry will proceed in light of the E.O., we believe a final decision in this inquiry may issue as early as the first quarter of 2023. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e‑commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceeding) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to preliminarily enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law. The FTC subsequently filed a related complaint in their administrative court seeking to permanently enjoin the transaction as a violation of Section 7 of the Clayton Act, and seeking other relief as well. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. We believe these lawsuits are without merit, and we are vigorously defending them.

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

Substantially all of our revenue is currently generated from marketers advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives, or if they are not satisfied for any other reason. We have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the pricing of our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.
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

Our ad targeting and measurement tools incorporate data signals from user activity on websites and services that we do not control, and changes to the regulatory environment, third-party mobile operating systems and browsers, and our own products have impacted, and we expect will continue to impact, the availability of such signals, which will adversely affect our advertising revenue.

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen an increasing number of users opt to control certain types of ad targeting in Europe following adoption of the GDPR, which will increase further with expanded control over certain third-party data as part of our ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance, decisions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals.

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
•our ability to recognize revenue or collect payments from marketers in a particular period;
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
•system failures or outages or government blocking that prevent us from serving ads for any period of time;

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
•the incurrence of indebtedness or our ability to refinance existing indebtedness on acceptable terms;
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

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including artificial intelligence and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have recently undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures may involve up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as we continue our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2021 overall operating profit by approximately $10 billion, and we expect our investments to increase in future periods. If our investments are not successful longer-term, our business and financial performance will be harmed.
We plan to continue to make acquisitions and pursue other strategic transactions, which could impact our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. For example, in 2022, the United Kingdom Competition and Markets Authority directed us to divest our Giphy acquisition. In addition, in 2022, the FTC filed lawsuits against us to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness also results in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and we regularly grant RSUs to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.

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

Our employee headcount and the scale and complexity of our business have increased significantly, with the number of employees increasing to 87,314 as of September 30, 2022 from 68,177 as of September 30, 2021. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage our scale effectively. Additionally, many of our personnel are currently working remotely, and we may experience challenges to productivity and collaboration as some personnel return to our offices and some personnel transition to working remotely on a regular basis. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems and effectively expand, train, and manage our personnel. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in more than 30 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action lawsuits based on claims related to advertising, antitrust, privacy, biometrics, content, algorithms, employment, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged recommendation of and/or failure to remove harmful content. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or deficiencies that will impact our effective tax rate. For example, in the nine months ended September 30, 2022, tax deficiencies recognized from share-based compensation increased our provision for income taxes by $179 million, which did not significantly impact our effective tax rate as compared to the tax rate without such deficiencies. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

In addition, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we expect to continue to face significant challenges in hiring technical personnel, particularly for engineering talent, whether as a result of competition with other companies or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
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

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in June 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in the first quarter of 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers serving advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs will be the subject of future regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's consistency mechanism. Separately, on March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.) implementing the commitments made by the United States under the new EU-U.S. DPF. While it is uncertain how the IDPC inquiry will proceed in light of the E.O., we believe a final decision in this inquiry may issue as early as the first quarter of 2023. Although the E.O. is a significant and positive step, if no adequacy decision is adopted by the European Commission and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the August 2016 update to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India, and also became subject to government inquiries and lawsuits regarding the 2021 update to WhatsApp's terms of service and privacy policy. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The GDPR is still a relatively new law, its interpretation is still evolving, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), which took effect in January 2020, and its successor, the California Privacy Rights Act (CPRA), which will take effect in January 2023, also establish certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control how their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies. In addition, effective December 2020, the ePrivacy Directive includes additional limitations on the use of data across messaging products and includes significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments may adversely affect our advertising business. Similarly, there are a number of legislative proposals or newly enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which will take effect in 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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
Compliance with our FTC consent order, the GDPR, the CCPA, the ePrivacy Directive, the DMA, the DSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as the CCPA, ePrivacy Directive, DMA, and DSA. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we will be subject to new restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CCPA, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, the U.S. Supreme Court recently agreed to review a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) is at issue. In addition, there have been, and continue to be, various state and federal legislative and executive efforts to remove or restrict the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which is expected to take effect in 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. Certain countries have also proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through September 30, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2022	13,004	$166.26	13,004	$22,162
August 1 - 31, 2022	12,814	$169.58	12,814	$19,989
September 1 - 30, 2022	15,088	$146.69	15,088	$17,776
	40,906		40,906
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 12 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2022

4.2	First Supplemental Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee, including forms of global notes representing the 3.500% Notes due 2027, 3.850% Notes due 2032, 4.450% Notes due 2052 and 4.650% Notes due 2062.	8-K	001-35551	4.2	August 9, 2022

4.3	Registration Rights Agreement, dated as of August 9, 2022, by and among Meta Platforms, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Barclays Capital Inc.	8-K	001-35551	4.7	August 9, 2022

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of David M. Wehner, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of David M. Wehner, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 26th day of October 2022.

META PLATFORMS, INC.

Date: October 26, 2022	/s/ DAVID M. WEHNER
David M. Wehner Chief Financial Officer (Principal Financial Officer)

Date: October 26, 2022	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)