Form 10-K
period 2022-12-31
Meta Platforms, Inc.
filed 2023-02-02
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $378 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 27, 2023, the registrant had 2,225,763,078 shares of Class A common stock and 366,876,470 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We report our estimates of the numbers of our daily active people (DAP), monthly active people (MAP), and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement. We have historically reported the numbers of our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU) (collectively, our "Facebook metrics") based on user activity only on Facebook and Messenger and not on our other products. We believe our Family metrics better reflect the size of our community and the fact that many people are using more than one of our products. As a result, over time we intend to report our Family metrics as key metrics in place of DAUs, MAUs, and ARPU in our periodic reports filed with the Securities and Exchange Commission.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2022, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

In the fourth quarter of 2022, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2022, we estimated that false accounts may have represented approximately 4-5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Nigeria, and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and

MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

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

All of our products, including our apps, share the vision of helping to bring the metaverse to life. We build technology that helps people connect and share, find communities, and grow businesses. Our useful and engaging products enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality headsets, and wearables. We also help people discover and learn about what is going on in the world around them, enable people to share their experiences, ideas, photos and videos, and other activities with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products. Meta is moving our offerings beyond 2D screens toward immersive experiences like augmented and virtual reality to help build the metaverse, which we believe is the next evolution in social technology. Our vision for the metaverse does not center on any single product, but rather an entire ecosystem of experiences, devices, and new technologies. While the metaverse is in the very early stages of its development, we believe it will become the next computing platform and the future of social interaction.

We report financial results for two segments: Family of Apps (FoA) and Reality Labs (RL). Currently, we generate substantially all of our revenue from selling advertising placements on our family of apps to marketers, which is reflected in FoA. Ads on our platforms enable marketers to reach people across a range of marketing objectives, such as generating leads or driving awareness. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites. RL reflects our efforts to develop the metaverse and generates revenue from sales of consumer hardware products, software and content.

We invest in our business based on our company priorities, and the majority of our investments are directed toward developing our family of apps. In 2022, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments were $71.79 billion in 2022 and include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our total RL investments were $15.88 billion in 2022 and include expenses relating to headcount and technology development across these efforts. As these are fundamentally new technologies that we expect will evolve as the metaverse ecosystem develops, many products for the metaverse may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the metaverse ecosystem will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Family of Apps Products

•Facebook. Facebook helps give people the power to build community and bring the world closer together. It's a place for people to share life's moments and discuss what's happening, nurture and build relationships, discover and connect to interests, and create economic opportunity. They can do this through Feed, Reels, Stories, Groups, and more.

•Instagram. Instagram brings people closer to the people and things they love. Instagram Feed, Stories, Reels, Video, Live, Shops, and messaging are places where people and creators can connect and express themselves through photos, video, and private messaging, and discover and shop from their favorite businesses.

•Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, communities, and businesses across platforms and devices through text, audio and video calls.

•WhatsApp. WhatsApp is a simple, reliable, and secure messaging application that is used by people and businesses around the world to communicate and transact in a private way.

Reality Labs Products

Many of our metaverse investments are directed toward long-term, cutting edge research and development for products that are not on the market today and may only be fully realized in the next decade. This includes exploring new technologies such as neural interfaces using electromyography, which lets people control their devices using neuromuscular signals, as well as innovations in artificial intelligence (AI) and hardware to help build next-generation interfaces. In the near term, we are continuing to develop early metaverse experiences through Reality Labs' augmented and virtual reality products that help people feel connected, anytime, anywhere. Our current product offerings include Meta Quest virtual reality devices, as well as software and content available through the Meta Quest Store, which enable a range of social experiences that allow people to defy physical distance, including gaming, fitness, entertainment, and more. For example, we have launched Horizon Worlds, a social platform where people can interact with friends, meet new people, play games, and attend virtual events, and Horizon Workrooms, a virtual reality space for teams to connect and collaborate at work. As part of our virtual reality initiatives, we have also introduced mixed reality capabilities through our Meta Reality system on Meta Quest Pro, which allows users to experience the immersion and presence of virtual reality while still being grounded in the physical world. As part of our augmented reality initiatives, we have introduced Ray-Ban Stories smart glasses, which let people stay more present through hands-free interaction, and Meta Spark, a platform that allows creators and businesses to build augmented reality experiences that bring the digital and physical worlds together in our apps. In general, while all of these investments are part of our long-term initiative to help build the metaverse, our virtual reality and social platform efforts also include notable shorter-term projects developing specific products and services to go to market, whereas our augmented reality efforts are primarily directed toward longer-term research and development projects. For example, in 2023, we expect to spend approximately 50% of our Reality Labs operating expenses on our augmented reality initiatives, approximately 40% on our virtual reality initiatives, and approximately 10% on social platforms and other initiatives. We apply significant judgment in estimating this expense breakdown as there are certain shared costs across product lines, and our expectations are subject to change, including as the metaverse ecosystem and our business strategies evolve. In particular, we regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as AI, we may become subject to additional competition.

Technology

Our product development philosophy centers on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video and virtual reality increases, and as we deepen our investment in new technologies, our computing needs continue to expand. We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse. Across all of these efforts, we are making significant investments in AI and machine learning, including to recommend relevant unconnected content across our products through our AI-powered discovery engine, to enhance our advertising tools and improve our ad delivery, targeting, and measurement capabilities, and to develop new product features using generative AI.

Sales and Operations

The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, as well as through advertising agencies and resellers. We operate offices in more than 90 cities around the globe, the majority of which have a sales presence. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. Foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, or obtain consent to various practices, or otherwise relating to content that is made available on our products, could adversely affect our financial results. In the United States, the U.S. Supreme Court recently agreed to review a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) is at issue. In addition, there have been, and continue to be, various efforts to remove or restrict the scope of the protections available to online platforms under Section 230, and any such changes may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business and financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results. For example, the Privacy Shield, a transfer framework we relied upon for data transferred from the European Union to the United States, was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. On July 6, 2022, we received a draft decision from the Irish Data Protection Commission (IDPC) that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the General Data Protection Regulation (GDPR) and preliminarily proposed that such transfers of user data from the European Union to the United States should therefore be suspended. Separately, on March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on December 13, 2022, the European Commission published its draft adequacy decision on the proposed new EU-U.S. DPF. We believe a final decision in this inquiry may issue as early as the first quarter of 2023. Although the E.O. is a significant and positive step, if no adequacy decision is adopted by the European Commission and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws recently enacted by other states also establish certain transparency rules and create certain data privacy rights for users. In addition, the European Union's ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our advertising business. Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the Digital Markets Act (DMA) in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which will apply to our business as early as June 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

We are, and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, and competition. We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into with the U.S. Federal Trade Commission (FTC), which took effect in April 2020 and, among other matters, requires us to maintain a comprehensive privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Human Capital

At Meta, our mission is to give people the power to build community and bring the world closer together. People are at the heart of every connection we empower, and we are proud of our unique company culture. We strive to build diverse teams across engineering, product design, marketing, and other areas to further our mission.

As we look forward, we expect the lasting effects of the global COVID-19 pandemic will change how we work and who we reach. We are proud of our response to the COVID-19 pandemic both internally and externally. Employee benefits were robust and established quickly: we implemented 15 days of subsidized backup care for child, adult, or eldercare; we paid emergency leave to help address short-term or transitional needs; and we established a temporary stipend to help employees work from home, to name just a few of the benefits.

We are committed to fostering an enriching environment for our global workforce, and we are focused on supporting our people in doing the best work of their careers, no matter where they are located. For example:

•Location is flexible but presence is essential. As of September 30, 2022, 83% of managers at Meta had direct reports in a different location, and 24% of our employees were fully remote.

•Remote work has helped us reach new talent in a competitive tech landscape and broaden our representation. We have seen that candidates who accepted remote job offers were more often underrepresented people.

•Beginning March 2023, we are permitting employees in eligible roles to transfer to any Meta office within their country of employment. We expect distributed teams to establish strong norms that support efficiency, including more predictable and coordinated in-person working time.

At the start of the COVID-19 pandemic, the world rapidly moved online and the surge of online commerce led to accelerated revenue growth. Many people predicted this would be a permanent acceleration that would continue even after the pandemic ended. Instead, not only did online commerce return to prior trends, but the more challenging macroeconomic environment and limitations on our ad targeting and measurement tools, among other factors, contributed to a decline in our revenue.

To address this new environment, we took a number of steps to become a more capital efficient company and, in November 2022, made one of the most difficult changes in Meta's history and announced a layoff of approximately 11,000 employees. The cost reduction efforts that we announced, including our plans to scale back budgets, reduce company perks, shrink our real estate footprint, and restructure teams to increase efficiency alone would not bring our expenses in line with our revenue growth and we had to implement the layoff. We made it a priority to treat outgoing employees with respect and announced a package for U.S. employees that included:

•Severance: 16 weeks of base pay plus two additional weeks for every year of service.

•Paid time off: payment for all remaining paid time off.

•Restricted stock unit vesting: receipt of November 2022 vesting for outstanding employee restricted stock unit awards.

•Health insurance: coverage of the cost of healthcare for employees and their families for six months.

•Career services: three months of career support with an external vendor, including early access to unpublished job leads.

•Immigration support: dedicated immigration specialists to help guide employees based on their needs.

We offered similar support for outgoing employees outside of the United States, taking into account local employment laws.

Employee Learning and Development

We value our investment in growing and keeping a highly skilled and efficient workforce. In addition to permitting employees to seek education reimbursement, we offer career development opportunities and work experience programs that extend beyond the physical and virtual classroom. To do this, we utilize various learning modalities, such as live virtual and in-person learning experiences, on-demand e-learning, self-service resources, learning communities, and coaching engagements.

The Pulse of Our Workforce

Each year, we conduct company-wide employee surveys to help understand how employees feel about working at Meta and what we can do to improve their experience. Our surveys help us measure company, manager, and personal experience over time. Further, our more frequent surveys, such as those that have been administered daily to an ongoing random sample of employees, allows us to measure real-time sentiment around emerging events and company changes. These surveys are designed to invite feedback and actionable suggestions, inform decisions, and drive change across the company.

Health and Well-being

Meta's health and well-being programs are designed to give employees a choice of flexible benefits to help them reach their personal well-being goals. Our programs are tailored to help boost employee physical and mental health, create financial peace of mind, provide support for families, and help employees build a strong community. Programs are designed and funded to support needs like autism care, cancer care, transgender services, holistic well-being, and mental health programs, which represent a few of the ways we support our employees and their dependents.

Diversity, Equity and Inclusion

We work to build a diverse and inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve.

We offer full-time fully remote positions, including in locations where we do not have offices, which has deepened the diversity of our candidate pool. As published in our Diversity Report in July 2022, we saw that providing remote optionality increased the diversity of the overall composition of our workforce: U.S candidates who accepted remote job offers were substantially more likely to be Black, Hispanic, Native American, Alaskan Native, Pacific Islander, veterans and/or people with disabilities, and globally, candidates who accepted remote job offers were more likely to be women.

As part of our 2022 Diversity Report, we published our global gender diversity and U.S. ethnic diversity workforce data. As of June 30, 2022, our global employee base was comprised of 37.1% females and 62.9% males, and our U.S. employee base was comprised of the following ethnicities: 46.5% Asian, 37.6% White, 6.7% Hispanic, 4.9% Black, 4.0% two or more ethnicities, and 0.3% additional groups (including American Indian or Alaska Native and Native Hawaiian or Other Pacific Islander).

We want our products to work for the world and we need to grow and keep the best talent in order to do that. To aid in this effort, we have taken steps to reduce bias from our hiring processes and performance management systems.

We have also invested in learning opportunities to identify and reduce inherent bias through Diversity, Equity and Inclusion trainings for our employees and enhanced learning and development courses. In addition, we offer career development programs to employees, including opportunities for women leaders at Meta to connect, support and grow together and programs to help ensure that we develop leaders of color, build a more diverse leadership pipeline and foster a culture of sponsorship through leader advocacy.

Compensation and Benefits

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales incentives, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. We have conducted pay equity analyses for many years, and continue to be committed to pay equity. In 2022, we announced that our analyses indicate that we continue to have pay equity across genders globally and race in the United States for people in similar jobs, accounting for factors such as location, role, and level.

Through Life@ Meta, our holistic approach to benefits, we provide our employees and their dependents with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including healthcare and wellness benefits, family building benefits, family care resources, retirement savings plans, access to tax and legal services, and Meta Resource Groups to build community at Meta.

Corporate Information

We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol "META." Our principal executive offices are located at 1601 Willow Road, Menlo Park, California 94025, and our telephone number is (650) 543-4800.

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

•there is decreased engagement with our products, or failure to accept our terms of service, as part of privacy-focused changes that we have implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (GDPR), the European Union's ePrivacy Directive, the California Privacy Rights Act (CPRA), or other laws, regulations, or regulatory actions, or otherwise;

•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content, or users feel their experience is diminished as a result of our efforts to protect the security and integrity of our platform;

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

•we make changes in our user account login or registration processes or changes in how we promote different products and services across our family of products;

•initiatives designed to attract and retain users and engagement, including the use of new technologies such as artificial intelligence, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, or other third parties, or otherwise;

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

Substantially all of our revenue is currently generated from marketers advertising on Facebook and Instagram. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. Marketers will not continue to do business with us, or they will reduce the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives, or if they are not satisfied for any other reason. We have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. If we are unable to provide marketers with a suitable return on investment, the demand for our ads may not increase, or may decline, in which case our revenue and financial results may be harmed.

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

•adverse litigation, government actions, or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;

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

•the effectiveness of our ad targeting or degree to which users opt in or out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, California Privacy Rights Act (CPRA), the Digital Markets Act (DMA), other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;

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

Our ad targeting and measurement tools incorporate data signals from user activity on websites and services that we do not control, as well as signals generated within our products, and changes to the regulatory environment, third-party mobile operating systems and browsers, and our own products have impacted, and we expect will continue to impact, the availability of such signals, which will adversely affect our advertising revenue.

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and California Consumer Privacy Act (CCPA), as amended by the CPRA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance, decisions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, we expect to implement additional changes in response to the December 2022 decision by the IDPC regarding the legal basis for our delivery of behavioral advertising in Europe.

In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including changes implemented in connection with the GDPR and other regulatory frameworks.

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

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have in the past adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively, while expanding their own advertising business. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. We are also making significant investments in artificial intelligence (AI) initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, and develop new product features using generative AI. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. We have also invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, we are moving forward with plans to implement end-to-end encryption across our messaging services, as well as facilitate cross-app communication between these platforms, which are subject to governmental and regulatory scrutiny in multiple jurisdictions. If our new products or changes to existing products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our feed display and ranking algorithms or other product features to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we do not currently monetize at the same rate as our feed or Stories products. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

We may not be successful in our metaverse strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. As we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as artificial intelligence, we may become subject to additional competition.

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

•charges associated with impairment or abandonment of any assets on our balance sheet, including as a result of changes to our real property lease arrangements and data center assets;

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

We are subject to public health crises such as the COVID-19 pandemic, which has previously significantly impacted, and may in the future impact, our business and results of operations. For example, the COVID-19 pandemic resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders, which have previously caused, and may in the future cause, business slowdowns or shutdowns in certain affected countries and regions. These developments led to volatility in the demand for and pricing of our advertising services at various points throughout the pandemic, and we may experience similar effects in the future. In addition to the impact on our advertising business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

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

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including artificial intelligence and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have recently undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in virtual and augmented reality, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2022 overall operating profit by approximately $13.72 billion, and we expect our investments to increase in the future. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2022, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. We intend to disclose our estimates of the percentage of our MAP consisting solely of violating accounts on an annual basis. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

In the fourth quarter of 2022, we estimated that duplicate accounts may have represented approximately 11% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2022, we estimated that false accounts may have represented approximately 4-5% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Nigeria, and Vietnam. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period. We intend to disclose our estimates of the number of duplicate and false accounts among our MAUs on an annual basis.

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

Our employee headcount and the scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage our scale effectively. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2022, we announced a layoff of approximately 11,000 employees and initiated several measures to scale down our office facilities. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We have significant international operations and plan to continue expanding our operations abroad where we have more limited operating experience, and this may subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in approximately 40 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, user well-being, employment, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged recommendation of and/or failure to remove harmful content. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in 2022, tax shortfalls recognized from share-based compensation increased our provision for income taxes by $471 million and our effective tax rate by two percentage points as compared to the tax rate without such shortfalls. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or, in some cases, the replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares, and shares over which he has voting control as governed by a voting agreement, in his own interests, which may not always be in the interests of our stockholders generally.

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

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law or other legislation, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in the first quarter of 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region. It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a limited number of resellers serving advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results. Similarly, if we are found to be out of compliance with certain legal requirements for social media companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on

SCCs will be the subject of future regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's consistency mechanism. Separately, on March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on December 13, 2022, the European Commission published its draft adequacy decision on the proposed new EU-U.S. DPF. On January 19, 2023, the IDPC referred the inquiry to a vote by the European Data Protection Board (EDPB), pursuant to the dispute resolution process under Article 65 GDPR, in respect of elements of the draft decision over which consensus could not be reached between concerned supervisory authorities. We believe a final decision in this inquiry may issue as early as the first quarter of 2023. Although the E.O. is a significant and positive step, if no adequacy decision is adopted by the European Commission and we are unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the European Union to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. In addition, we have been managing investigations and lawsuits in Europe, India, and other jurisdictions regarding the 2016 and 2021 updates to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), also establishes certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, state regulators in California and Colorado are considering adopting regulations that could further limit how companies can use personal information for advertising purposes. In Europe, regulators continue to issue guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our advertising business. Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which will apply to our business as early as June 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, and competition. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which was approved by the federal court and took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. We have in the past been, and may in the future be, subject to fines and requirements to changes to our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the “tag suggestions” and other facial recognition features on our products.

We are also subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. In addition, beginning in the third quarter of 2019, we became the subject of antitrust inquiries and investigations by the U.S. Department of Justice and state attorneys general. Beginning in December 2020, we also became subject to lawsuits by the FTC and the attorneys general from 46 states, the territory of Guam, and the District of Columbia in the U.S. District Court for the District of Columbia alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. In addition, in December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business, and we have experienced some of these adverse effects to varying degrees from time to time.

Compliance with our FTC consent order, the GDPR, the CPRA, the ePrivacy Directive, the DMA, the DSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as the CPRA, ePrivacy Directive, DMA, and DSA. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we will be subject to new restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CPRA, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if we are found to be in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our products, including our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, the U.S. Supreme Court recently agreed to review a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) is at issue. In addition, there have been, and continue to be, various state and federal legislative and executive efforts to remove or restrict the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which will apply to our business as early as June 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. Certain countries have also proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error in using such systems, have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

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

From time to time, we receive notice from patent holders and other parties alleging that certain of our products and services, or user content, infringe their intellectual property rights. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products and services, we expect the number of patent and other intellectual property claims against us to grow. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense, could result in less effective technology or practices or otherwise negatively affect the user experience, or may not be feasible. We have experienced unfavorable outcomes in such disputes and litigation in the past, and our business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through December 31, 2022. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Holders of our Class B common stock, including our founder, Chairman, and CEO, together hold a majority of the combined voting power of our outstanding capital stock, and therefore are able to control the outcome of all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2022, we owned and leased approximately 10 million square feet of office and building space for our corporate headquarters and in the surrounding areas. However, beginning in the third quarter of 2022, we made a decision to either sublease, early terminate, or abandon several office buildings under operating leases. We also owned and leased approximately 62 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in more than 90 cities across North America, Europe, the Middle East, Africa, Asia Pacific, and Latin America. We also own 21 data centers locations globally.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our facilities consolidation efforts.

We believe that our facilities are adequate for our current needs.

Item 3.Legal Proceedings

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European Union/European Economic Area Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that transfers of such user data from the European Union to the United States should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's consistency mechanism. Separately, on October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, and on December 13, 2022, the European Commission published its draft adequacy decision on the proposed new European Union-U.S. Data Privacy Framework. On January 19, 2023, the IDPC referred the inquiry to a vote by the European Data Protection Board, pursuant to the dispute resolution process under Article 65 GDPR, in respect of elements of the draft decision over which consensus could not be reached between concerned supervisory authorities. We believe a final decision in this inquiry may issue as early as the first quarter of 2023. For additional information, see Part I, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Annual Report on Form 10-K. Any such inquiries or investigations (including the IDPC proceeding) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

In addition, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to preliminarily enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law. The FTC subsequently filed a related complaint in their administrative court seeking to permanently enjoin the transaction as a violation of Section 7 of the Clayton Act, and seeking other relief as well. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and California state courts alleging that Facebook and Instagram cause "social media addiction" in teenage users, resulting in various mental health and other harms. A putative class action alleging similar harms was also filed in California state court on behalf of users under the age of 13 and three school districts recently filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were consolidated in the U.S. District Court for the Northern District of California. The state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

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

In July 2017, an individual filed an action in the U.S. District Court for the Northern District of California against us and other companies for allegedly violating the Anti-Terrorism Act by aiding, abetting, and providing material support to an organization that committed an international terrorist act, and seeking unspecified damages. In October 2018, the district court granted our motion to dismiss. In June 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the judgment. On October 3, 2022, the U.S. Supreme Court agreed to review the judgment in this action, along with a companion case against another company in which the U.S. Supreme Court agreed to review the scope of protection available to online platforms under Section 230 of the Communications Decency Act (Section 230). We believe this lawsuit is without merit, and we are vigorously defending it. However, changes to the protections available under Section 230 may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that “tag suggestions" and other facial recognition features on our products violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in October 2023. We believe this lawsuit is without merit, and we are vigorously defending it.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On June 9, 2022, Meta's Class A common stock began trading on the Nasdaq Global Select Market under the ticker symbol 'META'. This replaced the ticker symbol 'FB,' which had been used since the company's initial public offering in 2012. Prior to that time, there was no public market for our stock.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of December 31, 2022, there were 3,204 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $120.34 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2022, there were 27 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2022	20,180	$126.03	20,180	$15,232
November 1 - 30, 2022	24,878	$105.28	24,878	$12,613
December 1 - 31, 2022	14,808	$117.87	14,808	$10,868
	59,866		59,866
_________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In January 2023, an additional $40 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 14 — Stockholders' Equity in Part II, Item 8 of the Annual Report on Form 10-K for additional information related to share repurchases.
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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2022. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2017 in the Class A common stock of Meta Platforms, Inc., the DJINET, the S&P 500, and the Nasdaq Composite and data for the DJINET, the S&P 500, and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

**Comparison of Five-Year Cumulative Total Return for Meta Platforms, Inc.,**

**DJINET, S&P 500 and Nasdaq Composite**

$300
$250
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis and free cash flow, which are non-GAAP financial measures. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the full year 2022 using 2021 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. For a full description of our free cash flow non-GAAP measure, see the section entitled "—Liquidity and Capital Resources—Free Cash Flow."

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

Executive Overview of Full Year 2022 Results

Our mission is to give people the power to build community and bring the world closer together. In 2022, we continued to focus on our main revenue growth priorities: (i) helping marketers use our products to connect with consumers and (ii) making our ads more relevant and effective. We also continued to invest in both our family of apps and our metaverse efforts based on our company priorities.

Our financial results and key community metrics for 2022 are set forth below. Our total revenue for 2022 was $116.61 billion, a decrease of 1% compared to 2021, which reflects a $5.96 billion negative impact from the appreciation of the U.S. dollar relative to other foreign currencies. Revenue on a constant currency basis was $122.57 billion for 2022, an increase of 4% compared to 2021. Our advertising revenue was impacted by a reduction in advertising demand during 2022 compared to 2021, which we believe was primarily driven by reduced marketer spending as a result of a more challenging macroeconomic environment, as well as limitations on our ad targeting and measurement tools arising from changes to iOS and the regulatory environment. Our average price per ad decreased by 16% year-over-year in 2022, partially offset by an 18% year-over-year increase in ad impressions delivered across our Family of Apps.

Income from operations for 2022 was $28.94 billion, a decrease of $17.81 billion, or 38%, compared to 2021, mainly due to an increase in payroll and related expenses associated with a 20% increase in employee headcount particularly in engineering and other technical functions and higher operational expenses related to our data centers and technical infrastructure. Starting in the third quarter of 2022, we began a series of cost management initiatives including facilities consolidation, a layoff of approximately 11,000 employees, and a pivot in our data center strategy, which resulted in total restructuring charges of $4.61 billion in 2022. We expect we may incur significant additional restructuring charges as we continue to focus on cost efficiency measures through 2023.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	% change	2022	2021	% change	2022	2021	% change

	(in millions, except percentages)
Revenue	$114,450	$115,655	(1)%	$2,159	$2,274	(5)%	$116,609	$117,929	(1)%
Costs and expenses	$71,789	$58,709	22%	$15,876	$12,467	27%	$87,665	$71,176	23%
Income (loss) from operations	$42,661	$56,946	(25)%	$(13,717)	$(10,193)	(35)%	$28,944	$46,753	(38)%
Operating margin	37%	49%		(635)%	(448)%		25%	40%
•Net income was $23.20 billion, with diluted earnings per share of $8.59 for the year ended December 31, 2022.
•Capital expenditures, including principal payments on finance leases, were $32.04 billion for the year ended December 31, 2022.
•Effective tax rate was 19.5% for the year ended December 31, 2022.
•Cash, cash equivalents, and marketable securities were $40.74 billion as of December 31, 2022.
•Long-term debt was $9.92 billion as of December 31, 2022.
•Headcount was 86,482 as of December 31, 2022, an increase of 20% year-over-year. Our reported headcount includes a substantial majority of the approximately 11,000 employees impacted by the layoff we announced in November 2022, who will no longer be reflected in our headcount by the end of the first quarter of 2023.

Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. This includes a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 of our employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects.

A summary of our restructuring charges for the year ended December 31, 2022 by major activity type is as follows (in millions):

	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$154	$—	$1,341	$1,495
Research and development	1,311	408	—	1,719
Marketing and sales	404	234	—	638
General and administrative	426	333	—	759
Total	$2,295	$975	$1,341	$4,611

Total restructuring charges recorded under our FoA segment were $4.10 billion and RL segment were $515 million. These charges lowered our operating margin by four percentage points and diluted earnings per share (EPS) by $1.34. The impact of severance and other personnel costs recorded in the fourth quarter of 2022 was not material after offsetting with the savings from the decreases in payroll, bonus and other benefits expenses.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges.

Family of Apps Metrics

•Family daily active people (DAP) was 2.96 billion on average for December 2022, an increase of 5% year-over-year.
•Family monthly active people (MAP) was 3.74 billion as of December 31, 2022, an increase of 4% year-over-year.
•Facebook daily active users (DAUs) were 2.00 billion on average for December 2022, an increase of 4% year-over-year.
•Facebook monthly active users (MAUs) were 2.96 billion as of December 31, 2022, an increase of 2% year-over-year.
•Ad impressions delivered across our Family of Apps increased by 18% year-over-year in 2022, and the average price per ad decreased by 16% year-over-year in 2022.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, ePrivacy Directive, and California Privacy Rights Act have impacted our ability to use data signals in our ad products, and we expect these and other developments such as the Digital Markets Act will have further impact in the future. As a result, we have implemented, and we will continue to implement, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

To mitigate these developments, we are working to evolve our advertising systems to improve the performance of our ad products. We are developing privacy enhancing technologies to deliver relevant ads and measurement capabilities while reducing the amount of personal information we process, including by relying more on anonymized or aggregated third-party data. In addition, we are developing tools that enable marketers to share their data into our systems, as well as ad products that generate more valuable signals within our apps. More broadly, we also continue to innovate our advertising tools to help marketers prepare campaigns and connect with consumers, including developing growing formats such as Reels ads and our business messaging ad products. Across all of these efforts, we are making significant investments in artificial intelligence and machine learning to improve our delivery, targeting, and measurement capabilities. We are also engaging with others across our industry to explore the possibility of new open standards for the private and secure processing of data for advertising purposes. We expect that some of these efforts will be long-term initiatives, and that the regulatory and platform developments described above will continue to adversely impact our advertising revenue for the foreseeable future.

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. In addition, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we have introduced new features such as Reels and are investing in our artificial intelligence-powered discovery engine to recommend relevant unconnected content across our products. While Reels is growing in usage, it is not currently monetized at the same rate as our feed or Stories products. We also have seen fluctuations and declines in the size of our active user base in one or more markets from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which adversely affected user growth and engagement in 2022. These trends adversely affected advertising revenue in 2022, and we expect will continue to affect our advertising revenue in the foreseeable future.

The COVID-19 pandemic has also impacted our business and results of operations, with a varied impact on user growth and engagement, as well as the demand for and pricing of our ads from period to period. While we experienced a reduction in advertising demand and a related decline in pricing during the onset of the pandemic, we believe the pandemic subsequently contributed to an acceleration in the growth of online commerce, and we experienced increasing demand for advertising as a result of this trend. More recently, we believe this growth has declined, and we saw continued softening of advertising demand in 2022 as many activities that shifted online during COVID-19 related lockdowns resumed in person. We may experience similar volatility in the demand for and pricing of our advertising services as a result of the pandemic in the future.

Although we regularly evaluate a variety of sources to understand trends in our advertising revenue, we do not have perfect visibility into the factors driving advertiser spending decisions and our assessments involve complex judgments about what is driving advertising decisions across a large and diversified advertiser base across the globe. Trends impacting advertising spend are also dynamic and interrelated. As a result, it is difficult to identify with precision which advertiser spending decisions are attributable to which trends, and we are unable to quantify the exact impact that each trend had on our advertising revenue during the periods presented.

Investment Philosophy

In 2022, we continued to invest based on the following company priorities: (i) continue making progress on the major social issues facing the internet and our company, including privacy, safety, and security; (ii) build new experiences that meaningfully improve people's lives today and set the stage for even bigger improvements in the future; (iii) keep building our business by supporting the millions of businesses that rely on our services to grow and create jobs; and (iv) communicate more transparently about what we're doing and the role our services play in the world.

We anticipate that investments in our data center capacity, servers, network infrastructure, and headcount will continue to drive expense growth in 2023, which will adversely affect our operating margin and profitability. The majority of our investments are directed toward developing our family of apps. In 2022, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to headcount and technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that are not on the market today and may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the metaverse ecosystem will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Family Metrics

The numbers for our key Family metrics, our DAP, MAP, and average revenue per person (ARPP), do not include users on our other products unless they would otherwise qualify as DAP or MAP, respectively, based on their other activities on our Family products.

Trends in the number of people in our community affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, as well as our expenses and capital expenditures. Substantially all of our daily and monthly active people (as defined below) access our Family products on mobile devices.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
2.60
2.72
2.76
2.81
2.82
2.87
2.88
2.93
2.96
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022

DAP/MAP:	79%	79%	79%	78%	79%	79%	79%	79%	79%

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

Worldwide DAP increased 5% to 2.96 billion on average during December 2022 from 2.82 billion during December 2021.

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

Monthly Active People
Worldwide
(in billions)
4.00
3.00
2.00
1.00
0.00
3.30
3.45
3.51
3.58
3.59
3.64
3.65
3.71
3.74
Dec 31 2020
Mar 31 2021
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022

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

As of December 31, 2022, we had 3.74 billion MAP, an increase of 4% from 3.59 billion as of December 31, 2021.

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

ARPP:	$8.62	$7.75	$8.36	$8.18	$9.39	$7.72	$7.91	$7.53	$8.63

Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Our annual worldwide ARPP in 2022, which represents the sum of quarterly ARPP during such period, was $31.79, a decrease of 6% from 2021.

Trends in Our Facebook User Metrics

The numbers for our key Facebook metrics, our DAUs, MAUs, and average revenue per user (ARPU), do not include users on Instagram, WhatsApp, or our other products, unless they would otherwise qualify as DAUs or MAUs, respectively, based on their other activities on Facebook.

Trends in the number of users affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, as well as our expenses and capital expenditures. Substantially all of our daily and monthly active users (as defined below) access Facebook on mobile devices.
•Daily Active Users (DAUs). We define a daily active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), on a given day. We view DAUs, and DAUs as a percentage of MAUs, as measures of user engagement on Facebook.

DAU/MAU:	66%	66%	66%	66%	66%	67%	67%	67%	67%

DAU/MAU:	76%	75%	75%	75%	74%	75%	75%	74%	75%	DAU/MAU:	74%	73%	73%	73%	72%	73%	74%	74%	75%

DAU/MAU:	62%	62%	62%	63%	63%	64%	64%	64%	65%	DAU/MAU:	65%	65%	65%	66%	65%	66%	66%	66%	66%

Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 4% to 2.00 billion on average during December 2022 from 1.93 billion during December 2021. Users in India, the Philippines, and Bangladesh represented the top three sources of growth in DAUs during December 2022, relative to the same period in 2021.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2022, we had 2.96 billion MAUs, an increase of 2% from December 31, 2021. Users in India, Nigeria, and Bangladesh represented the top three sources of growth in 2022, relative to the same period in 2021.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2022 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.

ARPU:	$10.14	$9.27	$10.12	$10.00	$11.57	$9.54	$9.82	$9.41	$10.86

ARPU:	$53.56	$48.03	$53.01	$52.34	$60.57	$48.29	$50.25	$49.13	$58.77	ARPU:	$16.87	$15.49	$17.23	$16.50	$19.68	$15.35	$15.64	$14.23	$17.29

ARPU:	$4.05	$3.94	$4.16	$4.30	$4.89	$4.47	$4.54	$4.42	$4.61	ARPU:	$2.77	$2.64	$3.05	$3.14	$3.43	$3.14	$3.35	$3.21	$3.52
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

Our annual worldwide ARPU in 2022, which represents the sum of quarterly ARPU during such period, was $39.63, a decrease of 3% from 2021. For 2022, ARPU decreased by 9% in Europe and 4% in United States & Canada, and increased by 4% in Asia-Pacific and 8% in Rest of World. In addition, user growth was mostly in geographies with relatively lower ARPU, such as Asia‑Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may decrease at a higher rate, or increase at a slower rate, relative to ARPU in any geographic region in a particular period, or potentially decrease even if ARPU increases in each geographic region.

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

An accounting policy is deemed to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on our consolidated financial statements is material. We believe that the assumptions and estimates associated with gross vs. net in revenue recognition, valuation of non-marketable equity securities, income taxes, loss contingencies, and valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Valuation of Non-marketable Equity Securities

For our non-marketable equity securities without readily determinable fair values accounted for using the measurement alternative, determining whether a non-marketable equity security issued by the same issuer is similar to the non-marketable equity security we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. In addition, the identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred. For non-marketable equity securities, we perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our non-marketable equity securities using the market approach and/or the income approach and recognize impairment loss in the consolidated statements of income if the estimated fair value is less than the carrying value. Estimating fair value requires judgment and use of estimates such as discount rates, forecast cash flows, holding period, and market data of comparable companies, among others.

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

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 13 — Commitments and Contingencies and Note 16 — Income Taxes of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

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

Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of December 31, 2022, no impairment of goodwill has been identified.

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

The useful lives of our long-lived assets including property and equipment and finite-lived intangible assets are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents our best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised remaining useful life.

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of our servers and network assets category effective the second and the fourth quarters of 2022. The financial impact of the changes in estimates was a reduction in depreciation expense of $860 million and an increase in net income of $693 million, or $0.26 per diluted share for the year ended December 31, 2022. The impact from the changes in our estimates was calculated based on the servers and network assets existing as of the effective date of the change and applying the revised useful lives prospectively.

See Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for additional information regarding the changes in the estimated useful lives of our servers and network assets.

Components of Results of Operations

Revenue

Family of Apps (FoA)

Advertising. We generate substantially all of our revenue from advertising. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by users.

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. In particular, the number of ads we show may vary by product (for example, our video and Reels products are not currently monetized at the same rate as our feed or Stories products), and from time to time we increase or decrease the number or frequency of ads we show as part of our product and monetization strategies. We calculate average price per ad as total advertising revenue divided by the number of ads delivered, representing the average price paid per ad by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

Other revenue. Other revenue consists of net fees we receive from developers using our Payments infrastructure and revenue from WhatsApp Business Platform and various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, wearables, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists mostly of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions, and content costs. Additionally, cost of revenue includes RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments.

Research and development. Research and development expenses consist primarily of payroll and related expenses which include share-based compensation, facilities-related costs for employees on our engineering and technical teams who are responsible for developing new products as well as improving existing products, RL technology development costs, and professional services.

Marketing and sales. Marketing and sales expenses consist mostly of marketing and promotional expenses as well as payroll and related expenses which include share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include professional services such as content reviewers to support our community and product operations.

General and administrative. General and administrative expenses consist primarily of payroll and related expenses which include share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; legal-related costs, which include estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; professional services, and other taxes, such as digital services taxes, other tax levies.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue	$116,609	$117,929	$85,965
Costs and expenses:
Cost of revenue	25,249	22,649	16,692
Research and development	35,338	24,655	18,447
Marketing and sales	15,262	14,043	11,591
General and administrative	11,816	9,829	6,564
Total costs and expenses	87,665	71,176	53,294
Income from operations	28,944	46,753	32,671
Interest and other income (expense), net	(125)	531	509
Income before provision for income taxes	28,819	47,284	33,180
Provision for income taxes	5,619	7,914	4,034
Net income	$23,200	$39,370	$29,146

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	22	19	19
Research and development	30	21	21
Marketing and sales	13	12	13
General and administrative	10	8	8
Total costs and expenses	75	60	62
Income from operations	25	40	38
Interest and other income (expense), net	—	—	1
Income before provision for income taxes	25	40	39
Provision for income taxes	5	7	5
Net income	20%	33%	34%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment. For comparative purposes, amounts for the year ended December 31, 2020 have been recast:

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Advertising	$113,642	$114,934	$84,169	(1)%	37%
Other revenue	808	721	657	12%	10%
Family of Apps	114,450	115,655	84,826	(1)%	36%
Reality Labs	2,159	2,274	1,139	(5)%	100%
Total revenue	$116,609	$117,929	$85,965	(1)%	37%

Family of Apps

FoA revenue in 2022 decreased $1.21 billion, or 1%, compared to 2021. The decrease was mostly driven by advertising revenue.

Advertising

Advertising revenue in 2022 decreased $1.29 billion, or 1%, compared to 2021 due to a decrease in the average price per ad, partially offset by an increase in the number of ads delivered. In 2022, the average price per ad decreased by 16%, as compared with an increase of 24% in 2021. The decrease in average price per ad was driven by an increase in the number of ads delivered, especially in geographies and in products such as video and Reels that monetize at lower rates, and an unfavorable foreign exchange impact. In addition, the decrease in average price per ad was impacted by a reduction in advertising demand, which we believe was primarily driven by reduced marketer spending as a result of a more challenging macroeconomic environment and limitations on our ad targeting and measurement tools arising from changes to iOS and the regulatory environment, as well as, to a lesser extent, the other factors discussed in the section entitled "—Executive Overview of Full Year 2022 Results." In 2022, the number of ads delivered increased by 18%, as compared with a 10% increase in 2021. Ads impressions grew in all regions during 2022, mostly driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increase in the ads delivered during 2022 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in 2022 decreased $115 million, or 5%, compared to 2021. The decrease in RL revenue was driven by a decrease in the volume of Meta Quest sales.

Revenue Seasonality and Customer Concentration

Revenue is traditionally seasonally strong in the fourth quarter of each year due in part to seasonal holiday demand. We believe that this seasonality in both advertising revenue and RL consumer hardware sales affects our quarterly results, which generally reflect significant growth in revenue between the third and fourth quarters and a decline between the fourth and subsequent first quarters. For instance, our total revenue increased 16%, 16%, and 31% between the third and fourth quarters of 2022, 2021, and 2020, respectively, while total revenue for the first quarters of 2022, 2021, and 2020 declined 17%, 7%, and 16% compared to the fourth quarters of 2021, 2020, and 2019, respectively.

No customer represented 10% or more of total revenue during the years ended December 31, 2022, 2021, and 2020.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies in the full year 2022 compared to the same period in 2021 had an unfavorable impact on revenue. If we had translated revenue for the full year 2022 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $122.57 billion and $119.54 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $5.96 billion and $5.90 billion higher than actual total revenue and advertising revenue, respectively, for the full year 2022. Using the same constant rates, full year 2022 total revenue and advertising revenue would have been $4.64 billion and $4.60 billion, respectively, higher than actual total revenue and advertising revenue for the full year 2021.

Cost of revenue

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Cost of revenue	$25,249	$22,649	$16,692	11%	36%
Percentage of revenue	22%	19%	19%

Cost of revenue in 2022 increased $2.60 billion, or 11%, compared to 2021. The increase was mainly due to an increase in operational expenses related to our data centers and technical infrastructure, adjusted for a decrease in the depreciation growth rate due to extensions in the useful lives of servers and network assets. In addition, we recorded $1.34 billion of abandonment charges related to data center assets. These increases were partially offset by a decrease in RL inventory cost including lower losses on purchase commitments.

See Note 1 — Summary of Significant Accounting Policies and Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding changes in the estimated useful life of our servers and network assets as well as the abandonment charges related to data center assets, respectively.

Research and development

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Research and development	$35,338	$24,655	$18,447	43%	34%
Percentage of revenue	30%	21%	21%

Research and development expenses in 2022 increased $10.68 billion, or 43%, compared to 2021. The increase was mainly due to higher payroll and related expenses and $1.31 billion impairment charges to leases and leasehold improvements as part of our restructuring efforts. Our payroll and related expenses increased as a result of a 26% increase in employee headcount from December 31, 2021 to December 31, 2022 in engineering and other technical functions supporting our continued investment in our family of products and RL.

Marketing and sales

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Marketing and sales	$15,262	$14,043	$11,591	9%	21%
Percentage of revenue	13%	12%	13%

Marketing and sales expenses in 2022 increased $1.22 billion, or 9%, compared to 2021. The increase was mostly due to increases in payroll and related expenses and $404 million impairment charges to leases and leasehold improvements as part of our restructuring efforts.

General and administrative

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
General and administrative	$11,816	$9,829	$6,564	20%	50%
Percentage of revenue	10%	8%	8%

General and administrative expenses in 2022 increased $1.99 billion, or 20%, compared to 2021. The increase was primarily due to increases in payroll and related expenses and $426 million impairment charges to leases and leasehold improvements as part of our restructuring efforts. Our payroll and related expenses increased as a result of a 20% increase in employee headcount from December 31, 2021 to December 31, 2022 in our general and administrative functions.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding impairment charges to leases and leasehold improvements.

Segment profitability

The following table sets forth income (loss) from operations by segment. For comparative purposes, amounts for the year ended December 31, 2020 have been recast:

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Family of Apps	$42,661	$56,946	$39,294	(25)%	45%
Reality Labs	(13,717)	(10,193)	(6,623)	(35)%	(54)%
Total income from operations	$28,944	$46,753	$32,671	(38)%	43%

Family of Apps

FoA income from operations in 2022 decreased $14.29 billion, or 25%, compared to 2021. The decrease was due to an increase in FoA total costs and expenses, primarily due to an increase in payroll and related expenses as a result of higher employee headcount, additional charges recorded related to our restructuring efforts and an increase in costs related to our data centers and technical infrastructure.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.

Reality Labs

RL loss from operations in 2022 increased $3.52 billion, or 35%, compared to 2021. The increase in loss from operations was mainly driven by increases in payroll and related expenses and research and development expenses, partially offset by a decrease in RL inventory cost including lower losses on purchase commitments.

Interest and other income (expense), net

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Interest income, net	$276	$461	$672	(40)%	(31)%
Foreign currency exchange losses, net	(81)	(140)	(129)	42%	(9)%
Other income (expense), net	(320)	210	(34)	(252)%	NM
Interest and other income (expense), net	$(125)	$531	$509	(124)%	4%

Interest and other income (expense), net in 2022 decreased $656 million, or 124%, compared to 2021. The decrease was mostly due to a decrease in other income (expense), net related to higher unrealized losses recognized for our equity investments and an increase in interest expense recognized on long-term debt.

Provision for income taxes

	Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % change	2021 vs 2020 % change

	(in millions, except percentages)
Provision for income taxes	$5,619	$7,914	$4,034	(29)%	96%
Effective tax rate	19.5%	16.7%	12.2%

Our provision for income taxes in 2022 decreased $2.29 billion, or 29%, compared to 2021, mostly due to a decrease in income from operations.

Our effective tax rate in 2022 increased compared to 2021, mainly due to an increase in tax shortfalls recognized from share-based compensation and the effect of regulations issued by the U.S. Department of the Treasury in 2022 on foreign tax credits, partially offset by an increase in tax benefits from foreign-derived intangible income.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, research tax credit, tax effects of integrating intellectual property from acquisitions, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 27, 2023 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the full year 2023 to be in the low twenties. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increased our 2022 cash tax liabilities materially but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization requirement is deferred, our effective tax rate in 2023 could be higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

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

Unrecognized Tax Benefits. As of December 31, 2022, we had net uncertain tax positions of $5.49 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties regarding the utilization of our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.

See Note 16 — Income Taxes in the notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. Cash and cash equivalents and marketable securities consist mostly of cash on deposit with banks, investments in money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Cash and cash equivalents and marketable securities were $40.74 billion as of December 31, 2022, a decrease of $7.26 billion from December 31, 2021. The majority of the decrease was due to $32.04 billion for capital expenditures, including principal payments on finance leases, $27.96 billion repurchases of our Class A common stock, $3.60 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards, and $1.31 billion for acquisitions of businesses and intangible assets. These decreases were partially offset by $50.48 billion of cash generated from operations and $9.92 billion of net proceeds from the issuance of fixed-rate senior notes (the "Notes") in August 2022.

Cash paid for income taxes was $6.41 billion for the year ended December 31, 2022. As of December 31, 2022, our federal net operating loss carryforward was $196 million and our federal tax credit carryforward was $276 million. We anticipate the utilization of most of these net operating losses and credits within the next two years.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In 2022, we repurchased and subsequently retired 161 million shares of our Class A common stock for an aggregate amount of $27.93 billion. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases. In January 2023, an additional $40 billion of repurchases was authorized under this program.

The following table presents our cash flows (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$50,475	$57,683	$38,747
Net cash used in investing activities	$(28,970)	$(7,570)	$(30,059)
Net cash used in financing activities	$(22,136)	$(50,728)	$(10,292)

Cash Provided by Operating Activities

Cash provided by operating activities during 2022 mostly consisted of net income adjusted for certain non-cash items, such as $11.99 billion of share-based compensation expense, $8.69 billion of depreciation and amortization, and $3.56 billion of impairment for leases, leasehold improvements, and abandonment charges for data center assets related to our restructuring efforts. The decrease in cash flows from operating activities during 2022 compared to 2021 was mainly due to a decrease in net income as adjusted for the aforementioned non-cash items, partially offset by changes in working capital.

Cash Used in Investing Activities

Cash used in investing activities during 2022 mostly consisted of $31.19 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, partially offset by $3.53 billion proceeds from net sales and maturities of marketable debt securities. The increase in cash used in investing activities during 2022 compared to 2021 was mostly due to an increase in net purchases of property and equipment, and a decrease in proceeds from net sales and maturities of marketable debt securities.

We anticipate making capital expenditures of approximately $30 billion to $33 billion in 2023.

Cash Used in Financing Activities

Cash used in financing activities during 2022 mostly consisted of $27.96 billion for repurchases of our Class A common stock and $3.60 billion of taxes paid related to net share settlement of RSUs, partially offset by $9.92 billion proceeds from the issuance of the Notes. The decrease in cash used in financing activities during 2022 compared to 2021 was mostly due to a decrease in repurchases of our Class A common stock and proceeds from the issuance of the Notes.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$50,475	$57,683	$38,747
Purchases of property and equipment, net	(31,186)	(18,567)	(15,115)
Principal payments on finance leases	(850)	(677)	(604)
Free Cash Flow	$18,439	$38,439	$23,028

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

Leases and Contractual Commitments

Our operating lease obligations mostly include, among others, offices, data centers, colocations, and land. Our finance lease obligations mostly include certain network infrastructure. Our restructuring efforts to sublease, early terminate or abandon several office buildings under operating leases did not materially change our operating lease obligations.

Our contractual commitments are primarily related to our investments in network infrastructure, servers, and consumer hardware products in Reality Labs.

Long-term Debt

In August 2022, we issued an aggregate of $10.0 billion principal amount of the Notes. The Notes were issued in four series, which mature from 2027 through 2062. Short-term and long-term future interest payments obligations as of December 31, 2022 are $411 million and $7.69 billion, respectively. We intend to use the net proceeds from the offering for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments.

Taxes

As of December 31, 2022, we had taxes payable of $1.51 billion related to a one-time transition tax payable incurred as a result of the Tax Act, of which $361 million is due within one year. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $5.49 billion related to the uncertain tax positions as of December 31, 2022. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 9 — Leases, Note 11 — Long-term Debt, Note 13 — Commitments and Contingencies, and Note 16 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding leases and contractual commitments, long-term debt, taxes, and contingencies.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and equity price risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Foreign Exchange Impact on Revenue section included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange net losses of $81 million, $140 million, and $129 million were recognized in 2022, 2021, and 2020, respectively.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest income and market value of our cash equivalents, marketable debt securities, and the fair value of our long-term debt.

Our cash, cash equivalents, and marketable debt securities consist of cash, certificates of deposit, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease of $558 million and $714 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2022 and 2021, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized losses would only occur if we sold the investments prior to maturity.

As of December 31, 2022, we also had $10.0 billion aggregate principal amount of fixed-rate senior notes (the "Notes") outstanding. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Equity Price Risk

Our equity investments are substantially all in non-marketable equity securities and are subject to equity price risks that could have a material impact on the carrying value of our holdings.

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for most of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our non-marketable equity securities are complex due to the lack of readily available market data and observable transactions. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these companies we invest in and, therefore, result in a material impairment or downward adjustment in our investments. Our total non-marketable equity securities had a carrying value of $6.20 billion and $6.78 billion as of December 31, 2022 and 2021, respectively.

For additional information, see Note 1 — Summary of Significant Accounting Policies, Note 6 — Non-marketable Equity Securities, Note 7 — Fair Value Measurements, and Note 11 — Long-term Debt in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" contained in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

META PLATFORMS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Platforms, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 1, 2023, expressed an unqualified opinion thereon.

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

Loss Contingencies
Description of the Matter
As described in Note 13 to the consolidated financial statements, the Company is party to various legal proceedings, claims, and regulatory or government inquiries and investigations. The Company accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes it is reasonably possible that it will incur a loss in some of these cases, actions or inquiries described above. When applicable, the Company discloses an estimate of the amount of loss or range of possible loss that may be incurred. However, for certain other matters, the Company discloses that the amount of such losses or a range of possible losses cannot be reasonably estimated at this time.
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
To test the Company's assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosure regarding any range of possible losses, including when the Company believes it cannot be reasonably estimated at this time, we read the minutes or a summary of the meetings of the committees of the board of directors, read the proceedings, claims, and regulatory, or government inquiries and investigations, or summaries as we deemed appropriate, requested and received internal and external legal counsel confirmation letters, met with internal and external legal counsel to discuss the nature of the various matters, and obtained representations from management. We also evaluated the appropriateness of the related disclosures included in Note 13 to the consolidated financial statements.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 16 to the consolidated financial statements, the Company has received certain notices from the Internal Revenue Service (IRS) related to transfer pricing agreements with the Company's foreign subsidiaries for certain periods examined. The IRS has stated that it will also apply its position to tax years subsequent to those examined. If the IRS prevails in its position, it could result in an additional federal tax liability, plus interest and any penalties asserted. The Company uses judgment to (1) determine whether a tax position's technical merits are more-likely-than-not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.
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
As part of our audit procedures over the Company's accounting for these positions, we involved our tax professionals to assist with our assessment of the technical merits of the Company's tax positions. This included assessing the Company's correspondence with the relevant tax authorities, evaluating income tax opinions or other third-party advice obtained by the Company, and requesting and receiving confirmation letters from third-party advisors. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company's accounting for those tax positions. We analyzed the Company's assumptions and data used to determine the amount of the federal tax liability recognized and tested the mathematical accuracy of the underlying data and calculations. We also evaluated the appropriateness of the related disclosures included in Note 16 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007.

San Mateo, California
February 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meta Platforms, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Meta Platforms, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 1, 2023

META PLATFORMS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,681	$16,601
Marketable securities	26,057	31,397
Accounts receivable, net	13,466	14,039
Prepaid expenses and other current assets	5,345	4,629
Total current assets	59,549	66,666
Non-marketable equity securities	6,201	6,775
Property and equipment, net	79,518	57,809
Operating lease right-of-use assets	12,673	12,155
Intangible assets, net	897	634
Goodwill	20,306	19,197
Other assets	6,583	2,751
Total assets	$185,727	$165,987

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,990	$4,083
Partners payable	1,117	1,052
Operating lease liabilities, current	1,367	1,127
Accrued expenses and other current liabilities	19,552	14,873
Total current liabilities	27,026	21,135
Operating lease liabilities, non-current	15,301	12,746
Long-term debt	9,923	—
Other liabilities	7,764	7,227
Total liabilities	60,014	41,108
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,247 million and 2,328 million shares issued and outstanding, as of December 31, 2022 and 2021, respectively; 4,141 million Class B shares authorized, 367 million and 413 million shares issued and outstanding, as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	64,444	55,811
Accumulated other comprehensive loss	(3,530)	(693)
Retained earnings	64,799	69,761
Total stockholders' equity	125,713	124,879
Total liabilities and stockholders' equity	$185,727	$165,987

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$116,609	$117,929	$85,965
Costs and expenses:
Cost of revenue	25,249	22,649	16,692
Research and development	35,338	24,655	18,447
Marketing and sales	15,262	14,043	11,591
General and administrative	11,816	9,829	6,564
Total costs and expenses	87,665	71,176	53,294
Income from operations	28,944	46,753	32,671
Interest and other income (expense), net	(125)	531	509
Income before provision for income taxes	28,819	47,284	33,180
Provision for income taxes	5,619	7,914	4,034
Net income	$23,200	$39,370	$29,146
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$8.63	$13.99	$10.22
Diluted	$8.59	$13.77	$10.09
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,687	2,815	2,851
Diluted	2,702	2,859	2,888
Share-based compensation expense included in costs and expenses:
Cost of revenue	$768	$577	$447
Research and development	9,361	7,106	4,918
Marketing and sales	1,004	837	691
General and administrative	859	644	480
Total share-based compensation expense	$11,992	$9,164	$6,536

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$23,200	$39,370	$29,146
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(1,184)	(1,116)	1,056
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(1,653)	(504)	360
Comprehensive income	$20,363	$37,750	$30,562

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2019	2,852	$—	$45,851	$(489)	$55,692	$101,054
Issuance of common stock	38	—	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(2,369)	—	(1,195)	(3,564)
Share-based compensation	—	—	6,536	—	—	6,536
Share repurchases	(27)	—	—	—	(6,298)	(6,298)
Other comprehensive income	—	—	—	1,416	—	1,416
Net income	—	—	—	—	29,146	29,146
Balances at December 31, 2020	2,849	—	50,018	927	77,345	128,290
Issuance of common stock	45	—	—	—	—	—
Shares withheld related to net share settlement	(17)	—	(3,371)	—	(2,144)	(5,515)
Share-based compensation	—	—	9,164	—	—	9,164
Share repurchases	(136)	—	—	—	(44,810)	(44,810)
Other comprehensive loss	—	—	—	(1,620)	—	(1,620)
Net income	—	—	—	—	39,370	39,370
Balances at December 31, 2021	2,741	—	55,811	(693)	69,761	124,879
Issuance of common stock	54	—	—	—	—	—
Shares withheld related to net share settlement	(20)	—	(3,359)	—	(236)	(3,595)
Share-based compensation	—	—	11,992	—	—	11,992
Share repurchases	(161)	—	—	—	(27,926)	(27,926)
Other comprehensive loss	—	—	—	(2,837)	—	(2,837)
Net income	—	—	—	—	23,200	23,200
Balances at December 31, 2022	2,614	$—	$64,444	$(3,530)	$64,799	$125,713

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$23,200	$39,370	$29,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,686	7,967	6,862
Share-based compensation	11,992	9,164	6,536
Deferred income taxes	(3,286)	609	(1,192)
Impairment charges for leases and leasehold improvements	2,218	—	—
Abandonment charges for data center assets	1,341	—	—
Fair value adjustments for non-marketable securities	463	(232)	33
Other	178	105	85
Changes in assets and liabilities:
Accounts receivable	231	(3,110)	(1,512)
Prepaid expenses and other current assets	162	(1,750)	135
Other assets	(106)	(349)	(34)
Accounts payable	210	1,436	(17)
Partners payable	90	(12)	178
Accrued expenses and other current liabilities	4,210	3,544	(946)
Other liabilities	886	941	(527)
Net cash provided by operating activities	50,475	57,683	38,747
Cash flows from investing activities
Purchases of property and equipment	(31,431)	(18,690)	(15,163)
Proceeds relating to property and equipment	245	123	48
Purchases of marketable debt securities	(9,626)	(30,407)	(33,930)
Sales of marketable debt securities	11,083	31,671	11,787
Maturities of marketable debt securities	2,075	10,915	13,984
Purchases of non-marketable equity securities	(5)	(47)	(6,361)
Acquisitions of businesses and intangible assets	(1,312)	(851)	(388)
Other investing activities	1	(284)	(36)
Net cash used in investing activities	(28,970)	(7,570)	(30,059)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,595)	(5,515)	(3,564)
Repurchases of Class A common stock	(27,956)	(44,537)	(6,272)
Proceeds from issuance of long-term debt, net	9,921	—	—
Principal payments on finance leases	(850)	(677)	(604)
Other financing activities	344	1	148
Net cash used in financing activities	(22,136)	(50,728)	(10,292)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(638)	(474)	279
Net decrease in cash, cash equivalents, and restricted cash	(1,269)	(1,089)	(1,325)
Cash, cash equivalents, and restricted cash at beginning of the period	16,865	17,954	19,279
Cash, cash equivalents, and restricted cash at end of the period	$15,596	$16,865	$17,954
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$14,681	$16,601	$17,576
Restricted cash, included in prepaid expenses and other current assets	294	149	241
Restricted cash, included in other assets	621	115	137
Total cash, cash equivalents, and restricted cash	$15,596	$16,865	$17,954

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow data
Cash paid for income taxes, net	$6,407	$8,525	$4,229
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,319	$3,404	$2,201
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$291	$73	$118
Other current assets through financing arrangement in accrued expenses and other current liabilities	$16	$508	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$310	$340	$68

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

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of non-marketable equity securities, income taxes, loss contingencies, including the ultimate resolution of litigation, regulatory matters, and asserted and unasserted claims, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, credit losses of available-for-sale (AFS) debt securities and accounts receivable, fair value of financial instruments, and fair value of leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In connection with our periodic reviews of the estimated useful lives of property and equipment, we extended the estimated average useful lives of a majority of the servers and network assets from four years to 4.5 years, effective the second quarter of 2022, and further extended the useful lives to five years effective the fourth quarter of 2022. The changes in estimated useful lives were due to expected longer refresh cycles in our data centers. The financial impact of the changes was a reduction in depreciation expense of $860 million and an increase in net income of $693 million, or $0.26 per diluted share for the year ended December 31, 2022. The impact from the changes in our estimates was calculated based on the servers and network assets existing as of the effective dates of the changes and applying the revised estimated useful lives prospectively.

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

Advertising

Advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party mobile applications. Marketers pay for ad products either directly or through their relationships with advertising agencies or resellers, based on the number of impressions delivered or the number of actions, such as clicks, taken by our users.

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

Reality Labs Revenue

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, wearables, and related software and content. Revenue is recognized at the time control of the products is transferred to customers, which is generally at the time of delivery, in an amount that reflects the consideration RL expects to be entitled to in exchange for the products.

Other Revenue

Other revenue consists of net fees we receive from developers using our Payments infrastructure and revenue from WhatsApp Business Platform and various other sources.

Cost of Revenue

Our cost of revenue consists mostly of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions, and content costs. Additionally, cost of revenue includes RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments.

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

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on the consolidated statements of income. We incurred advertising expenses of $2.65 billion, $2.99 billion, and $2.26 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

We hold investments in marketable securities, consisting mostly of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as available-for-sale (AFS) investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amounts of credit losses recorded for the years ended December 31, 2022, 2021, and 2020 were not material. We determine realized gains or losses on sale of marketable securities on a specific identification method and include such gains or losses in interest and other income (expense), net on the consolidated statements of income.

We classify certain restricted cash balances, consisting mostly of cash related to insurance policies, and retention and indemnification holdback for our acquisitions, within prepaid expenses and other current assets and other assets on the consolidated balance sheets based upon the expected duration of the restrictions.

Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. The change in carrying value, if any, is recognized in interest and other income (expense), net on our consolidated statements of income. We periodically review our non-marketable equity securities for impairment. When indicators exist and the estimated fair value of an investment is below the carrying amount, we write down the investment to fair value. During the year ended December 31, 2022, losses resulted from such remeasurements were $447 million. Gains and losses recorded in the years ended December 31, 2021 and 2020 were immaterial. For additional information, see Note 6 — Non-marketable Equity Securities.

In addition, we also held other non-marketable equity securities accounted for under the equity method which were immaterial as of December 31, 2022 and 2021.

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

Our cash equivalents and marketable debt securities are classified within Level 1 or Level 2 of the fair value hierarchy because their fair value is derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs. Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets to estimate their fair value. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

Our non-marketable equity securities accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2022 and 2021, the allowances for accounts receivable were immaterial.

Property and Equipment

Property and equipment, which includes amounts recorded under finance leases, which are amortized, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment and amortization periods of finance lease right-of-use assets are described below:

Property and Equipment	Useful Life/ Amortization period
Servers and network assets	Four to Five years
Buildings	25 to 30 years
Equipment and other	One to 25 years
Finance lease right-of-use assets	Three to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

We evaluate at least annually the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset's fair value is less than the carrying amount, an impairment charge is recognized. During the year ended December 31, 2022, we recorded $1.34 billion of abandonment charges for data center construction in progress (CIP) assets under Accounting Standards Codification (ASC) Topic 360 related to our restructuring efforts. For additional information regarding our restructuring efforts, see Note 3 — Restructuring.

The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our current estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances, but may differ from the actual useful lives due to changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. See section "Use of Estimates" above for additional information regarding changes in the estimated useful lives of our servers and network assets.

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

Lease Obligations

We have operating leases comprised of certain offices, data centers, colocations, land, network infrastructure, and other equipment. We also have finance leases for certain network infrastructure. We determine if an arrangement is a lease at inception. Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, real estate taxes, and management fees. We combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. Such variable lease costs are expensed as incurred on the consolidated statements of income. For certain colocation and equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use (ROU) assets and lease liabilities.

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

During the year ended December 31, 2022, we recorded impairment losses of $2.22 billion in aggregate for operating lease ROU assets and leasehold improvements under ASC Topic 360 as a part of our facilities consolidation restructuring efforts. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows. For additional information regarding our restructuring efforts, see Note 3 — Restructuring.

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

Goodwill and Intangibles Assets

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of December 31, 2022, no impairment of goodwill has been identified.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2022 and 2021, we had cumulative translation losses, net of tax of $1.86 billion and $677 million, respectively.

Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded within interest and other income (expense), net on our consolidated statements of income. Net losses resulting from foreign currency transactions were $81 million, $140 million, and $129 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Cash equivalents consists mostly of money market funds, that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2022 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 40%, 41%, and 42% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively, from marketers and developers based in the United States, with the majority of revenue outside of the United States coming from customers located in western Europe, China, Brazil, Canada, Australia and Japan.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses, and bad debt expense on these losses was not material during the years ended December 31, 2022, 2021, or 2020. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2022, 2021, and 2020.

Recently Adopted Accounting Pronouncements

On January 1, 2022, we early adopted Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

On October 1, 2022, we adopted ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring annual disclosures of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions). For comparative purposes, amounts for the year ended December 31, 2020 have been recast:

	Year Ended December 31,
	2022	2021	2020
Advertising	$113,642	$114,934	$84,169
Other revenue	808	721	657
Family of Apps	114,450	115,655	84,826
Reality Labs	2,159	2,274	1,139
Total revenue	$116,609	$117,929	$85,965

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
United States and Canada (1)	$50,150	$51,541	$38,433
Europe (2)	26,681	29,057	20,349
Asia-Pacific	27,760	26,739	19,848
Rest of World (2)	12,018	10,592	7,335
Total revenue	$116,609	$117,929	$85,965
_________________________
(1)United States revenue was $47.20 billion, $48.38 billion, and $36.25 billion for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $526 million and $596 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we expect $482 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

During the year ended December 31, 2022, we initiated several measures to pursue greater cost efficiency and to realign our business and strategic priorities.

Beginning in the third quarter of 2022, as a part of our facilities consolidation strategy, we made a decision to sublease, early terminate, or abandon several office buildings under operating leases to align our real property lease arrangements with our anticipated operating needs. As a result, we recorded impairment charges for the related operating lease right-of-use (ROU) assets and leasehold improvements.

In November 2022, we announced a layoff of approximately 11,000 of our employees across the FoA and RL segments. As a result, we recorded severance and other personnel related expenses for the impacted employees.

In December 2022, we reevaluated our data center investment strategy to improve efficiency and further advance our efforts around artificial intelligence. As a result, we decided to pivot several of our data center building projects to a next generation design while also canceling multiple existing data center projects. This strategy led to abandonment charges of the related data center assets.

A summary of our restructuring charges for the year ended December 31, 2022 by major activity type is as follows (in millions):

	Facilities Consolidation (1)	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$154	$—	$1,341	$1,495
Research and development	1,311	408	—	1,719
Marketing and sales	404	234	—	638
General and administrative	426	333	—	759
Total	$2,295	$975	$1,341	$4,611
________________________
(1)Facilities consolidation includes impairment charges and accelerated expenses related to certain operating lease ROU assets and leasehold improvements.

Total restructuring charges recorded under our FoA segment were $4.10 billion and RL segment were $515 million.

The following table is a summary of the changes in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the consolidated balance sheets, related to the workforce reduction (in millions):

Balance as of January 1, 2022	$—
Severance and other personnel costs	975
Cash payments during the period	(203)
Balance as of December 31, 2022 (1)	$772
__________________________
(1)We expect the remaining severance and termination related liabilities to be substantially paid out in cash during the first half of 2023.

Note 4. Earnings per Share

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

For the year ended December 31, 2022, approximately 95 million shares of Class A common stock equivalents of restricted stock units (RSUs) were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the years ended December 31, 2021 and 2020.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$19,729	$3,471	$33,328	$6,042	$24,607	$4,539
Denominator
Shares used in computation of basic earnings per share	2,285	402	2,383	432	2,407	444
Basic EPS	$8.63	$8.63	$13.99	$13.99	$10.22	$10.22
Diluted EPS:
Numerator
Net income	$19,729	$3,471	$33,328	$6,042	$24,607	$4,539
Reallocation of net income as a result of conversion of Class B to Class A common stock	3,471	—	6,042	—	4,539	—
Reallocation of net income to Class B common stock	—	(19)	—	(93)	—	(58)
Net income for diluted EPS	$23,200	$3,452	$39,370	$5,949	$29,146	$4,481
Denominator
Shares used in computation of basic earnings per share	2,285	402	2,383	432	2,407	444
Conversion of Class B to Class A common stock	402	—	432	—	444	—
Weighted-average effect of dilutive RSUs	15	—	44	—	37	—
Shares used in computation of diluted earnings per share	2,702	402	2,859	432	2,888	444
Diluted EPS	$8.59	$8.59	$13.77	$13.77	$10.09	$10.09

Note 5. Cash, Cash Equivalent, Marketable Securities, and Restricted Cash

The following table sets forth cash, cash equivalents, marketable securities and restricted cash (in millions):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$6,176	$7,308
Money market funds	8,305	8,850
U.S. government securities	—	25
U.S. government agency securities	16	108
Certificates of deposit and time deposits	156	250
Corporate debt securities	28	60
Total cash and cash equivalents	14,681	16,601
Marketable securities:
Marketable debt securities:
U.S. government securities	8,708	10,901
U.S. government agency securities	4,989	5,927
Corporate debt securities	12,335	14,569
Total marketable debt securities	26,032	31,397
Marketable equity securities	25	—
Total marketable securities	26,057	31,397
Restricted cash:
Restricted cash included in prepaid expenses and other current assets	294	149
Restricted cash included in other assets	621	115
Total restricted cash	915	264
Total cash, cash equivalents, marketable securities, and restricted cash	$41,653	$48,262

The following table summarizes our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of December 31, 2022 and 2021, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,008	$(234)	$3,499	$(247)	$8,507	$(481)
U.S. government agency securities	524	(17)	4,415	(308)	4,939	(325)
Corporate debt securities	4,555	(249)	7,256	(634)	11,811	(883)
Total	$10,087	$(500)	$15,170	$(1,189)	$25,257	$(1,689)

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,184	$(38)	$30	$—	$5,214	$(38)
U.S. government agency securities	5,029	(61)	2	—	5,031	(61)
Corporate debt securities	10,041	(93)	40	(1)	10,081	(94)
Total	$20,254	$(192)	$72	$(1)	$20,326	$(193)

The increase in the gross unrealized losses for the year ended December 31, 2022 is due to higher interest rates. The allowance for credit losses and the gross unrealized gains on our marketable debt securities was not material as of December 31, 2022 and 2021.

The following table classifies our marketable debt securities by contractual maturities (in millions):

December 31, 2022
Due within one year	$4,170
Due after one year to five years	21,862
Total	$26,032

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	December 31,
	2022	2021
Non-marketable equity securities under measurement alternative:
Initial cost	$6,388	$6,480
Cumulative upward adjustments	293	311
Cumulative impairment/downward adjustments	(497)	(50)
Carrying value	6,184	6,741
Non-marketable equity securities under equity method	17	34
Total	$6,201	$6,775

During the year ended December 31, 2022, we recorded $447 million of impairment and downward adjustments on our non-marketable equity securities that were measured using measurement alternative, which includes the impairment of our equity investment in Giphy due to a regulatory decision announced by the United Kingdom Competition and Markets Authority in October 2022.

Note 7. Fair Value Measurements

The following table summarizes our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,305	$8,305	$—	$—
U.S. government agency securities	16	16	—	—
Certificates of deposit and time deposits	156	—	156	—
Corporate debt securities	28	—	28	—
Marketable securities:
U.S. government securities	8,708	8,708	—	—
U.S. government agency securities	4,989	4,989	—	—
Corporate debt securities	12,335	—	12,335	—
Marketable equity securities	25	25	—	—
Restricted cash equivalents	583	583	—	—
Other assets	157	—	—	157
Total	$35,302	$22,626	$12,519	$157

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,850	$8,850	$—	$—
U.S. government securities	25	25	—	—
U.S. government agency securities	108	108	—	—
Certificates of deposit and time deposits	250	—	250	—
Corporate debt securities	60	—	60	—
Marketable securities:
U.S. government securities	10,901	10,901	—	—
U.S. government agency securities	5,927	5,927	—	—
Corporate debt securities	14,569	—	14,569	—
Restricted cash equivalents	71	71	—	—
Other assets	160	—	—	160
Total	$40,921	$25,882	$14,879	$160

We classify our cash equivalents and marketable debt securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets to estimate their fair value. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value within Level 3 during the years ended December 31, 2022 and 2021 were immaterial and $913 million, respectively. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 8. Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2022	2021
Land	$1,874	$1,688
Servers and network assets	34,330	25,584
Buildings	27,720	22,531
Leasehold improvements	6,522	5,795
Equipment and other	5,642	4,764
Finance lease right-of-use assets	3,353	2,840
Construction in progress	25,052	14,687
Property and equipment, gross	104,493	77,889
Less: Accumulated depreciation	(24,975)	(20,080)
Property and equipment, net	$79,518	$57,809

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, servers, and office facilities. As of December 31, 2022, construction in progress also includes $2.18 billion of servers and network assets components stored by our suppliers until required by our design manufacturers to fulfill certain purchase orders.

Depreciation expense on property and equipment was $8.50 billion, $7.56 billion, and $6.39 billion for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of the property and equipment depreciation expense was from servers and network assets depreciation of $5.29 billion, $4.94 billion, and $4.38 billion for the years ended December 31, 2022, 2021, and 2020, respectively. For additional information regarding changes in the estimated useful life of our servers and network assets, see Note 1 — Summary of Significant Accounting Policies.

During the year ended December 31, 2022, we recorded $1.34 billion abandonment charge and $508 million impairment loss for data center assets and leasehold improvements assets, respectively, as a result of our restructuring efforts. For additional information, see Note 3 — Restructuring.

Note 9. Leases

We have entered into various non-cancelable operating lease agreements mostly for certain of our offices, data centers, colocations, and land. We have also entered into various non-cancelable finance lease agreements mostly for certain network infrastructure. Our leases have original lease periods expiring between 2023 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$380	$344	$259
Interest	16	15	14
Operating lease cost	1,857	1,540	1,391
Variable lease cost and other, net	363	272	269
Total lease cost	$2,616	$2,171	$1,933
During the year ended December 31, 2022, we also recorded $1.71 billion impairment loss for operating lease ROU assets as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Finance leases	14.4 years	13.9 years
Operating leases	12.5 years	13.0 years
Weighted-average discount rate:
Finance leases	3.1%	2.7%
Operating leases	3.2%	2.8%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022 (in millions):

	Operating Leases	Finance Leases
2023	$1,739	$146
2024	2,034	57
2025	1,771	57
2026	1,723	53
2027	1,699	52
Thereafter	11,801	460
Total undiscounted cash flows	20,767	825
Less: Imputed interest	(4,099)	(138)
Present value of lease liabilities (1)	$16,668	$687

Lease liabilities, current	$1,367	$129
Lease liabilities, non current	15,301	558
Present value of lease liabilities (1)	$16,668	$687
_________________
(1)    Lease liabilities include those operating leases that we plan to sublease or abandon as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2022, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $8.36 billion and $1.43 billion, respectively, mostly for data centers, offices, network infrastructure, and colocations. These operating and finance leases will commence between 2023 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,654	$1,406	$1,208
Operating cash flows for finance leases	$16	$15	$14
Financing cash flows for finance leases	$850	$677	$604
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,366	$4,466	$1,158
Finance leases	$223	$160	$121

Note 10. Acquisitions, Goodwill, and Intangible Assets

During the year ended December 31, 2022, we completed several business combinations with total cash consideration transferred of $1.23 billion, which in aggregate was allocated to $317 million of intangible assets, $1.14 billion of goodwill, and $223 million of net liabilities assumed. Goodwill generated from all business acquisitions completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not significant to our consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2020			$19,050
Acquisitions			210
Adjustments/transfer			(191)
Effect of currency translation adjustment			(4)
Segment allocation in the fourth quarter of 2021 (1)	$18,455	$610	19,065
Acquisitions in the fourth quarter of 2021	—	128	128
Effect of currency translation adjustment	3	1	4
Goodwill at December 31, 2021	18,458	739	19,197
Acquisitions	773	364	1,137
Adjustments	19	(47)	(28)
Goodwill at December 31, 2022	$19,250	$1,056	$20,306
_________________________
(1)Represents reallocation of goodwill as a result of our change in segments in the fourth quarter of 2021. See Note 17 — Segment and Geographical Information for further details.

The following table sets forth the major categories of the intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in millions):

		December 31, 2022			December 31, 2021
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.2	$507	$(144)	$363	$1,412	$(1,169)	$243
Acquired patents	3.0	380	(289)	91	827	(722)	105
Trade names	3.7	11	(3)	8	644	(633)	11
Other	8.9	75	(22)	53	176	(167)	9
Total finite-lived assets		973	(458)	515	3,059	(2,691)	368
Total indefinite-lived assets	N/A	382	—	382	266	—	266
Total intangible assets		$1,355	$(458)	$897	$3,325	$(2,691)	$634

Amortization expense of intangible assets for the years ended December 31, 2022, 2021, and 2020 was $185 million, $407 million, and $473 million, respectively.

As of December 31, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

2023	$153
2024	126
2025	83
2026	44
2027	27
Thereafter	82
Total	$515

Note 11. Long-term Debt

In August 2022, we issued an aggregate of $10.0 billion principal amount of fixed-rate senior unsecured notes in four series (the “Original Notes”) in a private offering to qualified institutional buyers and certain non-U.S. persons. The proceeds from this offering, net of discounts and debt issuance costs, was $9.92 billion. We intend to use the net proceeds from the offering for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments. In connection with the offering, we entered into a registration rights agreement (the "Registration Rights Agreement") providing for the filing of a registration statement with the Securities and Exchange Commission in order to exchange the Original Notes for registered notes having substantially the same terms.

On November 29, 2022, we commenced an offer to exchange (the "Exchange Offer") the Original Notes for new registered notes (the "Exchange Notes" and, together with the Original Notes, the "Notes") in order to fulfill our obligations under the Registration Rights Agreement. The Exchange Offer expired on December 28, 2022 and settled on December 29, 2022. We did not receive any proceeds from the Exchange Offer, and the aggregate principal amount of the Exchange Notes that were issued was equal to the aggregate principal amount of the Original Notes that were surrendered pursuant to the Exchange Offer. Each series of the Exchange Notes is part of the same series of the applicable series of the Original Notes and the terms of the Exchange Notes offered in the Exchange Offer are substantially identical to the terms of the respective series of the Original Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Notes of each series rank equally with each other and we are not subject to any financial covenants. We may redeem each series of the Notes at any time in whole or in part, at specified redemption prices.

The following table summarizes the Notes and the carrying amount of our debt as of December 31, 2022 (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2022
2027 Notes	2027	3.50%	3.63%	$2,750
2032 Notes	2032	3.85%	3.92%	3,000
2052 Notes	2052	4.45%	4.51%	2,750
2062 Notes	2062	4.65%	4.71%	1,500
Total face amount of long-term debt				10,000
Unamortized discount and issuance costs, net				(77)
Long-term debt				$9,923

Interest on each of the Notes is payable semi-annually in arrears in February and August of each year, commencing in February 2023. The effective interest rates include the interest rates stated on the Notes and amortization of the discounts and issuance costs. For the year ended December 31, 2022, interest expense recognized on the debt was $160 million.

The total estimated fair value of our outstanding debt was $8.63 billion as of December 31, 2022. The fair value was determined based on the closing trading price per $100 of the Notes as of December 31, 2022 and is categorized accordingly as Level 2 in the fair value hierarchy.

As of December 31, 2022, future principal payments for the Notes, by year, are as follows (in millions):

2023 through 2026	$—
2027	2,750
Thereafter	7,250
Total outstanding debt	$10,000

Note 12. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2022	2021
Legal-related accruals (1)	$4,795	$3,254
Accrued compensation and benefits	4,591	3,152
Accrued property and equipment	2,921	1,392
Accrued taxes	2,339	1,256
Other current liabilities	4,906	5,819
Accrued expenses and other current liabilities	$19,552	$14,873
_________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 13 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	December 31,
	2022	2021
Income tax payable	$6,645	$5,938
Other non-current liabilities	1,119	1,289
Other liabilities	$7,764	$7,227

Note 13. Commitments and Contingencies

Guarantee

In 2018, we established a multi-currency notional cash pool for certain of our entities with a third-party bank provider, which was terminated on December 2, 2022. As a result, the parental guarantee by Meta Platforms, Inc. was no longer required.

Contractual Commitments

We have $19.91 billion of non-cancelable contractual commitments as of December 31, 2022, which are primarily related to our investments in network infrastructure, servers, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2022 (in millions):

2023	$13,203
2024	2,295
2025	1,434
2026	265
2027	209
Thereafter	2,504
Total	$19,910

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of December 31, 2022 is approximately $10.34 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

In January 2023, we entered into multi-year agreements to purchase renewable energy in the amount of approximately $1.6 billion.

Legal and Related Matters

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. On September 25, 2019, the district court granted our motion to dismiss the consolidated putative securities class action, with leave to amend. On November 15, 2019, a second amended complaint was filed in the consolidated putative securities class action. On August 7, 2020, the district court granted our motion to dismiss the second amended complaint, with leave to amend. On October 16, 2020, a third amended complaint was filed in the consolidated putative securities class action. On December 20, 2021, the district court granted our motion to dismiss the third amended complaint, with prejudice. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. With respect to the multiple putative class actions filed against us beginning on March 20, 2018 alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, we are currently subject to an IDPC inquiry regarding Meta Platforms Ireland's ability to transfer European Union/European Economic Area Facebook user data to the United States, which is described further in "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K. The interpretation of the GDPR is still evolving and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material in the aggregate.

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and California state courts alleging that Facebook and Instagram cause "social media addiction" in teenage users, resulting in various mental health and other harms. A putative class action alleging similar harms was also filed in California state court on behalf of users under the age of 13 and three school districts recently filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were consolidated in the U.S. District Court for the Northern District of California. The state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. For example, we are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and that appeal is now pending before the U.S. Court of Appeals for the District of Columbia Circuit. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In addition, on July 27, 2022, the FTC filed a complaint against us in the U.S. District Court for the Northern District of California seeking to preliminarily enjoin our proposed acquisition of Within Unlimited as an alleged violation of antitrust law. The FTC subsequently filed a related complaint in their administrative court seeking to permanently enjoin the transaction as a violation of Section 7 of the Clayton Act, and seeking other relief as well. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that “tag suggestions" and other facial recognition features on our products violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in October 2023. We believe this lawsuit is without merit, and we are vigorously defending it.

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

For information regarding income tax contingencies, see Note 16 — Income Taxes.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2022, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2022.

Note 14. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2022, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2022, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2022, there were 2,247 million shares of Class A common stock and 367 million shares of Class B common stock issued and outstanding.

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2021, $38.79 billion remained available and authorized for repurchases under this program. In 2022, we repurchased and subsequently retired 161 million shares of our Class A common stock for an aggregate amount of $27.93 billion. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases. In January 2023, an additional $40 billion of repurchases was authorized under this program.

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

Share-based Compensation Plan

We have one active share-based employee compensation plan, the 2012 Equity Incentive Plan (Amended 2012 Plan), which was amended in each of June 2016, February 2018, and December 2022. Our Amended 2012 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited are added to the reserves of the Amended 2012 Plan.

As of December 31, 2022, there were 66 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan. Pursuant to the automatic increase provision under our Amended 2012 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the Amended 2012 Plan, which will continue through April 2026, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding

December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 56 million shares of Class A common stock reserved for issuance, effective January 1, 2023.

In December 2022, our board of directors approved an amendment to our Amended 2012 Plan to increase the number of shares reserved for issuance under the Amended 2012 Plan by 425 million shares, effective March 1, 2023 (Plan Amendment). The Plan Amendment was also approved by holders of a majority of the voting power of our outstanding capital stock in December 2022.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2021	98,848	$244.32
Granted	106,693	$195.66
Vested	(54,013)	$218.24
Forfeited	(24,418)	$231.98
Unvested at December 31, 2022	127,110	$216.93

The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2021 and 2020 was $305.40 and $188.73, respectively. The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $9.44 billion, $14.42 billion, and $9.38 billion, respectively. The income tax benefit recognized related to awards vested during the years ended December 31, 2022, 2021, and 2020 was $2.0 billion, $3.08 billion, and $1.81 billion, respectively.

As of December 31, 2022, there was $26.01 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 15. Interest and Other Income (Expense), Net

The following table presents the detail of interest and other income (expense), net (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest income, net	$276	$461	$672
Foreign currency exchange losses, net	(81)	(140)	(129)
Other income (expense), net	(320)	210	(34)
Interest and other income (expense), net	$(125)	$531	$509

Note 16. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$25,025	$43,669	$24,233
Foreign	3,794	3,615	8,947
Income before provision for income taxes	$28,819	$47,284	$33,180

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$6,094	$4,971	$3,297
State	874	548	523
Foreign	1,928	1,786	1,211
Total current tax expense	8,896	7,305	5,031

Deferred:
Federal	(2,776)	585	(859)
State	(405)	43	(122)
Foreign	(96)	(19)	(16)
Total deferred tax (benefits)/expense	(3,277)	609	(997)
Provision for income taxes	$5,619	$7,914	$4,034

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	1.0	0.8
Share-based compensation	2.6	(1.7)	(1.4)
Research and development tax credits	(2.4)	(1.3)	(1.3)
Foreign-derived intangible income deduction	(7.0)	(3.5)	(1.9)
Effect of non-U.S. operations	3.0	0.9	(2.4)
Research and development capitalization	—	—	(3.0)
Other	1.3	0.3	0.4
Effective tax rate	19.5%	16.7%	12.2%

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Loss carryforwards	$234	$2,443
Tax credit carryforwards	1,576	1,385
Share-based compensation	368	319
Accrued expenses and other liabilities	1,627	1,195
Lease liabilities	3,200	2,597
Capitalized research and development	8,175	1,691
Unrealized losses in securities and investments	489	—
Other	621	449
Total deferred tax assets	16,290	10,079
Less: valuation allowance	(2,493)	(1,586)
Deferred tax assets, net of valuation allowance	13,797	8,493

Deferred tax liabilities:
Depreciation and amortization	(6,296)	(4,425)
Right-of-use assets	(2,555)	(2,339)
Total deferred tax liabilities	(8,851)	(6,764)
Net deferred tax assets	$4,946	$1,729

The valuation allowance was approximately $2.49 billion and $1.59 billion as of December 31, 2022 and 2021, respectively, primarily related to U.S. state tax credit carryforwards, U.S. foreign tax credits, unrealized losses in securities and investments, and certain foreign tax attributes for which we do not believe a tax benefit is more likely than not to be realized.

As of December 31, 2022, the U.S. federal and state net operating loss carryforwards were $196 million and $1.40 billion, which will begin to expire in 2035 and 2032, respectively, if not utilized. We have federal tax credit carryforwards of $276 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $3.72 billion, most of which do not expire.

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

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits ‑ beginning of period	$9,807	$8,692	$7,863
Increases related to prior year tax positions	210	328	356
Decreases related to prior year tax positions	(172)	(86)	(253)
Increases related to current year tax positions	1,166	963	1,045
Decreases related to settlements of prior year tax positions	(254)	(90)	(319)
Gross unrecognized tax benefits ‑ end of period	$10,757	$9,807	$8,692

These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for the uncertainties with our research tax credits. During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2022 and 2021 were $1.07 billion and $960 million, respectively.

If the balance of gross unrecognized tax benefits of $10.76 billion as of December 31, 2022 were realized in a future period, this would result in a tax benefit of $6.49 billion within our provision of income taxes at such time.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of December 31, 2022, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 17. Segment and Geographical Information

Beginning in the fourth quarter of 2021, we report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes augmented and virtual reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions). For comparative purposes, amounts for the year ended December 31, 2020 have been recast:

	Year Ended December 31,
	2022	2021	2020
Revenue:
Family of Apps	$114,450	$115,655	$84,826
Reality Labs	2,159	2,274	1,139
Total revenue	$116,609	$117,929	$85,965

Income (loss) from operations:
Family of Apps	$42,661	$56,946	$39,294
Reality Labs	(13,717)	(10,193)	(6,623)
Total income from operations	$28,944	$46,753	$32,671

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	December 31,
	2022	2021
United States	$76,334	$55,497
Rest of the world (1)	15,857	14,467
Total long-lived assets	$92,191	$69,964
_________________________
(1)No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements:
2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35551	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.2	October 28, 2021
4.1	Form of Class A Common Stock Certificate.	10-K	001-35551	4.1	February 3, 2022
4.2	Form of Class B Common Stock Certificate.	10-K	001-35551	4.2	February 3, 2022
4.3	Form of "Type 1" Holder Voting Agreement, between Registrant, Mark Zuckerberg, and certain parties thereto.	S-1	333-179287	4.3	February 8, 2012
4.4	Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2022
4.5	First Supplemental Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.2	August 9, 2022
4.6	Description of Registrant's Capital Stock.					X
10.1+	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2(A)+	2012 Equity Incentive Plan, as amended.					X
10.2(B)+	Third Amendment to the 2012 Equity Incentive Plan.					X
10.2(C)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.2(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017
10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.2(I)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 30, 2020
10.2(J)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	July 29, 2021
10.2(K)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.3	April 28, 2022
10.3+	Bonus Plan, effective January 1, 2022.	10-K	001-35551	10.3	February 3, 2022
10.4+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.5+	Offer Letter, dated November 15, 2022, between Registrant and David M. Wehner.					X
10.6+	Offer Letter, dated June 5, 2020, between Registrant and Christopher K. Cox.	10-Q	001-35551	10.1	April 29, 2021
10.7+	Amended and Restated Offer Letter, dated September 14, 2021, between Registrant and Marne L. Levine.	10-Q	001-35551	10.2	April 28, 2022
10.8+	Offer Letter, dated December 22, 2022, between Registrant and Javier Olivan.					X
10.9+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.10+	Executive Sales Incentive Plan.	10-Q	001-35551	10.4	July 25, 2019
10.11+	Director Compensation Policy, as amended.	10-Q	001-35551	10.1	July 29, 2021
10.12+	Deferred Compensation Plan for Non-Employee Directors.					X
10.13+	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.2	April 29, 2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 1st day of February 2023.

META PLATFORMS, INC.

Date:	February 1, 2023	/s/ Susan Li
Susan Li
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Susan Li and Katherine R. Kelly, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 1, 2023
Mark Zuckerberg

/s/ Susan Li	Chief Financial Officer (Principal Financial Officer)	February 1, 2023
Susan Li

/S/ Susan J.S. Taylor	Chief Accounting Officer (Principal Accounting Officer)	February 1, 2023
Susan J.S. Taylor

/s/ Peggy Alford	Director	February 1, 2023
Peggy Alford

/s/ Marc L. Andreessen	Director	February 1, 2023
Marc L. Andreessen

/s/ Andrew W. Houston	Director	February 1, 2023
Andrew W. Houston

/s/ Nancy Killefer	Director	February 1, 2023
Nancy Killefer

/s/ Robert M. Kimmitt	Director	February 1, 2023
Robert M. Kimmitt

/s/ Sheryl K. Sandberg	Director	February 1, 2023
Sheryl K. Sandberg

/s/ Tracey T. Travis	Director	February 1, 2023
Tracey T. Travis

/s/ Tony Xu	Director	February 1, 2023
Tony Xu