Form 10-Q
period 2023-03-31
Meta Platforms, Inc.
filed 2023-04-27
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
1 Meta Way, Menlo Park, California 94025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,212,153,203	shares outstanding as of April 21, 2023
Class B Common Stock	$0.000006 par value	350,578,831	shares outstanding as of April 21, 2023

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2023

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,551	$14,681
Marketable securities	25,888	26,057
Accounts receivable, net	11,044	13,466
Prepaid expenses and other current assets	4,000	5,345
Total current assets	52,483	59,549
Non-marketable equity securities	6,167	6,201
Property and equipment, net	84,156	79,518
Operating lease right-of-use assets	12,899	12,673
Intangible assets, net	949	897
Goodwill	20,649	20,306
Other assets	7,188	6,583
Total assets	$184,491	$185,727

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,672	$4,990
Partners payable	885	1,117
Operating lease liabilities, current	1,479	1,367
Accrued expenses and other current liabilities	19,345	19,552
Total current liabilities	25,381	27,026
Operating lease liabilities, non-current	16,171	15,301
Long-term debt	9,925	9,923
Other liabilities	8,219	7,764
Total liabilities	59,696	60,014
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,215 million and 2,247 million shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively; 4,141 million Class B shares authorized, 351 million and 367 million shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	66,535	64,444
Accumulated other comprehensive loss	(2,981)	(3,530)
Retained earnings	61,241	64,799
Total stockholders' equity	124,795	125,713
Total liabilities and stockholders' equity	$184,491	$185,727
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$28,645	$27,908
Costs and expenses:
Cost of revenue	6,108	6,005
Research and development	9,381	7,707
Marketing and sales	3,044	3,312
General and administrative	2,885	2,360
Total costs and expenses	21,418	19,384
Income from operations	7,227	8,524
Interest and other income, net	80	384
Income before provision for income taxes	7,307	8,908
Provision for income taxes	1,598	1,443
Net income	$5,709	$7,465
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$2.21	$2.74
Diluted	$2.20	$2.72
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,587	2,725
Diluted	2,596	2,742
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$5,709	$7,465
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	248	(359)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	301	(944)
Comprehensive income	$6,258	$6,162
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2023						Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,614	$—	$64,444	$(3,530)	$64,799	$125,713	2,741	$—	$55,811	$(693)	$69,761	$124,879
Issuance of common stock	14	—	—	—	—	—	11	—	—	—	—	—
Shares withheld related to net share settlement	(6)	—	(960)	—	(49)	(1,009)	(4)	—	(797)	—	(128)	(925)
Share-based compensation	—	—	3,051	—	—	3,051	—	—	2,498	—	—	2,498
Share repurchases	(56)	—	—	—	(9,218)	(9,218)	(34)	—	—	—	(9,386)	(9,386)
Other comprehensive income (loss)	—	—	—	549	—	549	—	—	—	(1,303)	—	(1,303)
Net income	—	—	—	—	5,709	5,709	—	—	—	—	7,465	7,465
Balances at end of period	2,566	$—	$66,535	$(2,981)	$61,241	$124,795	2,714	$—	$57,512	$(1,996)	$67,712	$123,228
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$5,709	$7,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,524	2,156
Share-based compensation	3,051	2,498
Deferred income taxes	(620)	(563)
Impairment charges for facilities consolidation	770	—
Other	(7)	(221)
Changes in assets and liabilities:
Accounts receivable	2,546	2,557
Prepaid expenses and other current assets	821	573
Other assets	30	(108)
Accounts payable	(1,104)	(882)
Partners payable	(240)	(105)
Accrued expenses and other current liabilities	334	763
Other liabilities	184	(57)
Net cash provided by operating activities	13,998	14,076
Cash flows from investing activities
Purchases of property and equipment	(6,842)	(5,441)
Proceeds relating to property and equipment	19	126
Purchases of marketable debt securities	(85)	(4,068)
Maturities and sales of marketable debt securities	534	5,467
Acquisitions of businesses and intangible assets	(444)	(853)
Other investing activities	75	(10)
Net cash used in investing activities	(6,743)	(4,779)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,009)	(925)
Repurchases of Class A common stock	(9,365)	(9,506)
Principal payments on finance leases	(264)	(233)
Other financing activities	122	4
Net cash used in financing activities	(10,516)	(10,660)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	85	(149)
Net decrease in cash, cash equivalents, and restricted cash	(3,176)	(1,512)
Cash, cash equivalents, and restricted cash at beginning of the period	15,596	16,865
Cash, cash equivalents, and restricted cash at end of the period	$12,420	$15,353

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$11,551	$14,886
Restricted cash, included in prepaid expenses and other current assets	224	294
Restricted cash, included in other assets	645	173
Total cash, cash equivalents, and restricted cash	$12,420	$15,353

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow data
Cash paid for income taxes, net	$405	$502
Cash paid for interest, net of amounts capitalized	$182	$—
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,466	$3,709
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$263	$73
Settlement of convertible notes in exchange of equity securities in other current assets	$—	$131
Other current assets through financing arrangement in accrued expenses and other current liabilities	$11	$659
Repurchases of Class A common stock in accrued expenses and other current liabilities	$86	$221
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Meta Platforms, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2023.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, valuation of non-marketable equity securities, income taxes, loss contingencies, including the ultimate resolution of litigation, regulatory matters, and asserted and unasserted claims, valuation of long-lived assets including goodwill, intangible assets, and property and equipment, and their associated estimated useful lives, valuation of purchase commitments, credit losses of available-for-sale debt securities and accounts receivable, fair value of financial instruments, and fair value of leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Advertising	$28,101	$26,998
Other revenue	205	215
Family of Apps	28,306	27,213
Reality Labs	339	695
Total revenue	$28,645	$27,908

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
United States and Canada (1)	$11,449	$11,780
Europe (2)	6,759	6,638
Asia-Pacific	7,292	6,722
Rest of World (2)	3,145	2,768
Total revenue	$28,645	$27,908
____________________________________
(1)    United States revenue was $10.79 billion and $11.10 billion for the three months ended March 31, 2023 and 2022, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $492 million and $526 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we expect $460 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2023 Restructuring

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments (the “2023 Restructuring”). Impacted employees in our recruiting and technology teams were notified in March 2023 and April 2023, respectively. We expect to notify employees in our business groups and remaining technology teams in May 2023. In certain regions, it may take through the end of 2023 or longer to complete these layoffs. In connection with these layoffs, we expect to incur total pre-tax severance and related personnel costs of approximately $1 billion across the FoA and RL segments. We began recording these restructuring charges in the first quarter of 2023 and expect that the remaining charges will be substantially recognized by the end of 2023 in accordance with the Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.

A summary of our 2023 Restructuring pre-tax charges recorded for severance and related personnel costs in the three months ended March 31, 2023 is as follows (in millions):

Three Months Ended March 31, 2023
Research and development	$324
Marketing and sales	5
General and administrative	194
Total (1)	$523
____________________________
(1)    Total severance and related personnel costs include $61 million of share-based compensation expense recognized for the 2023 layoffs.

Total restructuring charges recorded under our FoA segment were $468 million and RL segment were $55 million for the three months ended March 31, 2023.

The following is a summary of changes in the accrued severance and other personnel liabilities related to 2023 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2023	$—
Severance and other personnel costs	462
Cash payments	(9)
Balance as of March 31, 2023	$453

We expect the liabilities as of March 31, 2023 to be substantially paid out in cash by the end of third quarter of 2023.

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. This includes a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the “2022 Restructuring”). As of March 31, 2023, we have substantially completed the 2022 employee layoff while continuing to assess facilities consolidation and data center restructuring initiatives. The 2022 Restructuring charges recorded to date were $5.23 billion, with $4.56 billion in FoA and the remainder in RL.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	2022				Three Months Ended March 31, 2023				Plan to Date
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total	Total
Cost of revenue	$154	$—	$1,341	$1,495	$58	$—	$(168)	$(110)	$1,385
Research and development	1,311	408	—	1,719	484	(4)	—	480	2,199
Marketing and sales	404	234	—	638	136	(2)	—	134	772
General and administrative	426	333	—	759	129	(12)	—	117	876
Total	$2,295	$975	$1,341	$4,611	$807	$(18)	$(168)	$621	$5,232
____________________________________
(1)Relates to a change in estimates in our data center restructuring charges recorded during the three months ended December 31, 2022.

The following is a summary of changes in the severance and other personnel liabilities related to the 2022 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2022	$—
Severance and other personnel costs	975
Cash payments	(203)
Balance as of December 31, 2022	772
Adjustments and foreign exchange	(27)
Cash payments	(675)
Balance as of March 31, 2023	$70

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

For the three months ended March 31, 2023 and 2022, approximately 86 million and 48 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$4,905	$804	$6,334	$1,131
Denominator
Shares used in computation of basic earnings per share	2,223	364	2,312	413
Basic EPS	$2.21	$2.21	$2.74	$2.74
Diluted EPS:
Numerator
Net income	$4,905	$804	$6,334	$1,131
Reallocation of net income as a result of conversion of Class B to Class A common stock	804	—	1,131	—
Reallocation of net income to Class B common stock	—	(3)	—	(7)
Net income for diluted EPS	$5,709	$801	$7,465	$1,124
Denominator
Shares used in computation of basic earnings per share	2,223	364	2,312	413
Conversion of Class B to Class A common stock	364	—	413	—
Weighted-average effect of dilutive RSUs	9	—	17	—
Shares used in computation of diluted earnings per share	2,596	364	2,742	413
Diluted EPS	$2.20	$2.20	$2.72	$2.72

Note 5. Financial Instruments

We have cash deposits with financial institutions globally. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations and our marketable securities are held in diversified highly rated securities.

Instruments Measured at Fair Value

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,680
Cash equivalents:
Money market funds	5,384	$5,384	$—	$—
U.S. government and agency securities	50	50	—	—
Time deposits	424	—	424	—
Corporate debt securities	13	—	13	—
Total cash and cash equivalents	11,551	5,434	437	—
Marketable securities:
U.S. government securities	8,706	8,706	—	—
U.S. government agency securities	4,997	4,997	—	—
Corporate debt securities	12,185	—	12,185	—
Total marketable securities	25,888	13,703	12,185	—
Restricted cash equivalents	579	579	—	—
Other assets	93	—	—	93
Total	$38,111	$19,716	$12,622	$93

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,176
Cash equivalents:
Money market funds	8,305	$8,305	$—	$—
U.S. government and agency securities	16	16	—	—
Time deposits	156	—	156	—
Corporate debt securities	28	—	28	—
Total cash and cash equivalents	14,681	8,321	184	—
Marketable securities:
U.S. government securities	8,708	8,708	—	—
U.S. government agency securities	4,989	4,989	—	—
Corporate debt securities	12,335	—	12,335	—
Marketable equity securities	25	25	—	—
Total marketable securities	26,057	13,722	12,335	—
Restricted cash equivalents	583	583	—	—
Other assets	157	—	—	157
Total	$41,478	$22,626	$12,519	$157
Unrealized Losses on Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$2,338	$(59)	$6,061	$(311)	$8,399	$(370)
U.S. government agency securities	130	(2)	4,769	(260)	4,899	(262)
Corporate debt securities	1,685	(25)	10,194	(735)	11,879	(760)
Total	$4,153	$(86)	$21,024	$(1,306)	$25,177	$(1,392)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,008	$(234)	$3,499	$(247)	$8,507	$(481)
U.S. government agency securities	524	(17)	4,415	(308)	4,939	(325)
Corporate debt securities	4,555	(249)	7,256	(634)	11,811	(883)
Total	$10,087	$(500)	$15,170	$(1,189)	$25,257	$(1,689)

The decrease in the gross unrealized losses for the three months ended March 31, 2023 is due to changes in interest rates. The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of March 31, 2023 and December 31, 2022.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

March 31, 2023
Due within one year	$5,163
Due after one year to five years	20,725
Total	$25,888

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value on a non-recurring basis within Level 3 during the three months ended March 31, 2023 and 2022 were $119 million and immaterial, respectively. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	March 31, 2023	December 31, 2022
Non-marketable equity securities under measurement alternative:
Initial cost	$6,388	$6,388
Cumulative upward adjustments	293	293
Cumulative impairment/downward adjustments	(532)	(497)
Carrying value	6,149	6,184
Non-marketable equity securities under equity method	18	17
Total	$6,167	$6,201

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2023	December 31, 2022
Land	$1,874	$1,874
Servers and network assets	37,282	34,330
Buildings	30,882	27,720
Leasehold improvements	6,654	6,522
Equipment and other	5,831	5,642
Finance lease right-of-use assets	3,573	3,353
Construction in progress	25,039	25,052
Property and equipment, gross	111,135	104,493
Less: Accumulated depreciation	(26,979)	(24,975)
Property and equipment, net	$84,156	$79,518

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, servers, and office facilities. As of March 31, 2023, construction in progress also includes $1.64 billion of servers and network assets components stored by our suppliers until required by our design manufacturers to fulfill certain purchase orders.

Depreciation expense on property and equipment was $2.48 billion and $2.12 billion for the three months ended March 31, 2023 and 2022, respectively. The majority of the property and equipment depreciation expense was from servers and network assets depreciation of $1.51 billion and $1.36 billion for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we capitalized $53 million of interest expense related to certain eligible construction in progress assets.

During the three months ended March 31, 2023, we recorded a $97 million impairment loss for leasehold improvements assets, as a part of our facilities consolidation restructuring efforts, see Note 3 — Restructuring.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for certain of our offices, data centers, colocations, and land. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between the remainder of 2023 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$104	$98
Interest	5	4
Operating lease cost	557	411
Variable lease cost and other, net	124	90
Total lease cost	$790	$603

During the three months ended March 31, 2023, we also recorded a $673 million impairment loss for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

Supplemental balance sheet information related to lease liabilities is as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Finance leases	14.3 years	14.4 years
Operating leases	12.2 years	12.5 years
Weighted-average discount rate:
Finance leases	3.2%	3.1%
Operating leases	3.3%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023 (in millions):

	Operating Leases	Finance Leases
The remainder of 2023	$1,362	$115
2024	2,208	60
2025	2,049	60
2026	1,859	56
2027	1,834	54
Thereafter	12,729	491
Total undiscounted cash flows	22,041	836
Less: Imputed interest	(4,391)	(149)
Present value of lease liabilities (1)	$17,650	$687

Lease liabilities, current	$1,479	$114
Lease liabilities, non-current	16,171	573
Present value of lease liabilities (1)	$17,650	$687
____________________________________
(1)    Lease liabilities include those operating leases that we plan to sublease or abandon as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of March 31, 2023, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $10.26 billion and $1.33 billion, respectively, for data centers, colocations, offices, and network infrastructure. These operating and finance leases will commence between the remainder of 2023 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$478	$389
Operating cash flows for finance leases	$5	$4
Financing cash flows for finance leases	$264	$233
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,282	$539
Finance leases	$70	$52

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the three months ended March 31, 2023, we completed a business acquisition with total purchase consideration of $430 million in cash. Substantially all of the total consideration was allocated to $88 million of intangible assets and $343 million of goodwill. Goodwill generated from the business acquisition completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to this business acquisition have not been presented because they are not significant to our condensed consolidated financial statements. We have included the financial results of this acquired business in our condensed consolidated financial statements from the date of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2022	$19,250	$1,056	$20,306
Acquisitions	—	343	343
Goodwill at March 31, 2023	$19,250	$1,399	$20,649

The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		March 31, 2023			December 31, 2022
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$513	$(154)	$359	$507	$(144)	$363
Acquired patents	2.8	365	(284)	81	380	(289)	91
Other	1.9	60	(25)	35	86	(25)	61
Total finite-lived assets		938	(463)	475	973	(458)	515
Total indefinite-lived assets	N/A	474	—	474	382	—	382
Total intangible assets		$1,412	$(463)	$949	$1,355	$(458)	$897

Amortization expense of intangible assets was $47 million and $40 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2023	$132
2024	132
2025	86
2026	41
2027	24
Thereafter	60
Total	$475

Note 10. Long-term Debt

In August 2022, we issued $10.0 billion of fixed-rate senior unsecured notes (the "Notes"). The following table summarizes the Notes and the carrying amount of our debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2023	December 31, 2022
2027 Notes	2027	3.50%	3.63%	$2,750	$2,750
2032 Notes	2032	3.85%	3.92%	3,000	3,000
2052 Notes	2052	4.45%	4.51%	2,750	2,750
2062 Notes	2062	4.65%	4.71%	1,500	1,500
Total face amount of long-term debt				10,000	10,000
Unamortized discount and issuance costs, net				(75)	(77)
Long-term debt				$9,925	$9,923

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. For the three months ended March 31, 2023, interest expense, net of capitalized interest, recognized on the debt was $49 million.

The total estimated fair value of our outstanding debt was $9.19 billion as of March 31, 2023. The fair value was determined based on the closing trading price per $100 of the Notes as of March 31, 2023 and is categorized accordingly as Level 2 in the fair value hierarchy.

As of March 31, 2023, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2023 through 2026	$—
2027	2,750
Thereafter	7,250
Total outstanding debt	$10,000

Note 11. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	March 31, 2023	December 31, 2022
Legal-related accruals (1)	$5,474	$4,795
Accrued compensation and benefits	3,392	4,591
Accrued property and equipment	2,561	2,921
Accrued taxes	3,589	2,339
Other current liabilities	4,329	4,906
Accrued expenses and other current liabilities	$19,345	$19,552
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	March 31, 2023	December 31, 2022
Income tax payable	$6,946	$6,645
Other non-current liabilities	1,273	1,119
Other liabilities	$8,219	$7,764

Note 12. Commitments and Contingencies

Contractual Commitments

We have $17.48 billion of non-cancelable contractual commitments as of March 31, 2023, which are primarily related to our investments in network infrastructure, servers, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of March 31, 2023 (in millions):

The remainder of 2023	$10,745
2024	2,222
2025	1,500
2026	264
2027	210
Thereafter	2,536
Total	$17,477

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of March 31, 2023 is approximately $12.22 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

Legal and Related Matters

With respect to the cases, actions, and inquiries described below, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these matters. With respect to the matters described below that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either cannot be estimated or are not individually material, but we believe there is a reasonable possibility that they may be material in the aggregate.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, we are currently subject to an IDPC inquiry regarding Meta Platforms Ireland's ability to transfer European Economic Area Facebook user data to the United States, which is described further in "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q. The interpretation of the GDPR is still evolving and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in January 2024. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.

Competition

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. We believe the lawsuits described above are without merit, and we are vigorously defending them.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in teenage users, resulting in various mental health and other harms. A putative class action was also filed in U.S. state court on behalf of users under the age of 13, several class actions have been filed in Canada on behalf of Canadian users, and multiple school districts and one state in the U.S. have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were consolidated in the U.S. District Court for the Northern District of California. The California state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

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

Note 13. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases under this program. In January 2023, an additional $40 billion of repurchases was authorized under this program. During the three months ended March 31, 2023, we repurchased and subsequently retired 56 million shares of our Class A common stock for an aggregate amount of $9.22 billion, including $77 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022. As of March 31, 2023, $41.73 billion remained available and authorized for repurchases.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

In December 2022, our board of directors approved an amendment to our Amended 2012 Plan to increase the number of shares reserved for issuance under the Amended 2012 Plan by 425 million shares, effective March 1, 2023 (Plan Amendment). The Plan Amendment was also approved by holders of a majority of the voting power of our outstanding capital stock in December 2022. As of March 31, 2023, there were 458 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the company's RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$160	$160
Research and development	2,449	1,941
Marketing and sales	219	216
General and administrative	223	181
Total share-based compensation expense	$3,051	$2,498

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2022	127,110	$216.93
Granted	105,156	$196.27
Vested	(13,612)	$211.80
Forfeited	(3,262)	$229.43
Unvested at March 31, 2023	215,392	$206.98

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2023 and 2022 was $2.44 billion and $2.43 billion, respectively. The income tax benefit recognized related to awards vested during the three months ended March 31, 2023 and 2022 was $519 million and $514 million, respectively.

As of March 31, 2023, there was $42.84 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions. As a result of the 2023 Restructuring related to employees notified in April 2023, approximately 8 million of unvested RSUs as of March 31, 2023, are expected to be forfeited, and $1.57 billion of unrecognized share-based compensation expense related to these RSUs awards is not expected to be recognized.

Note 14. Income Taxes

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

Our gross unrecognized tax benefits were $10.93 billion and $10.76 billion on March 31, 2023 and December 31, 2022, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of March 31, 2023 were realized in a future period, this would result in a tax benefit of $6.62 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.18 billion and $1.07 billion as of March 31, 2023 and December 31, 2022, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of March 31, 2023, we have not resolved these matters and proceedings continue in the Tax Court.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
Family of Apps	$28,306	$27,213
Reality Labs	339	695
Total revenue	$28,645	$27,908

Income (loss) from operations:
Family of Apps	$11,219	$11,484
Reality Labs	(3,992)	(2,960)
Total income from operations	$7,227	$8,524

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	March 31, 2023	December 31, 2022
United States	$80,214	$76,334
Rest of the world (1)	16,841	15,857
Total long-lived assets	$97,055	$92,191
____________________________________
(1)    No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of certain of our community metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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

Our financial results and key community metrics for the first quarter of 2023 are set forth below. Our total revenue for the first quarter of 2023 was $28.65 billion, an increase of 3% compared to the first quarter of 2022, due to an increase in advertising revenue. Revenue on a constant currency basis was $29.46 billion for the first quarter of 2023, an increase of 6% compared to the first quarter of 2022. Ad impressions delivered across our Family of Apps increased 26% year-over-year in the first quarter of 2023, partially offset by a 17% year-over-year decrease in our average price per ad. We believe that advertising demand during the first quarter of 2023 continued to be impacted by a more challenging macroeconomic environment, as well as limitations on our ad targeting and measurement tools arising from changes to iOS and the regulatory environment. While overall pricing remains under pressure from these factors, we believe our ongoing improvements to ad targeting and measurement are continuing to drive improved results for advertisers.

Income from operations for the first quarter of 2023 was $7.23 billion, a decrease of $1.30 billion, or 15%, compared to the first quarter of 2022, due to an increase in cost and expenses, including $1.14 billion restructuring charges, an increase in operational expenses related to our data centers and technical infrastructure, and higher payroll and related expenses. The increase in cost and expenses was partially offset by an increase in advertising revenue.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change
	2023	2022		2023	2022		2023	2022

	(in millions, except percentages)
Revenue	$28,306	$27,213	4%	$339	$695	(51)%	$28,645	$27,908	3%
Costs and expenses	$17,087	$15,729	9%	$4,331	$3,655	18%	$21,418	$19,384	10%
Income (loss) from operations	$11,219	$11,484	(2)%	$(3,992)	$(2,960)	(35)%	$7,227	$8,524	(15)%
Operating margin	40%	42%		(1,178)%	(426)%		25%	31%

•Net income was $5.71 billion, with diluted earnings per share (EPS) of $2.20 for the three months ended March 31, 2023.
•Capital expenditures, including principal payments on finance leases, were $7.09 billion for the three months ended March 31, 2023.
•Effective tax rate was 22% for the three months ended March 31, 2023.
•Cash, cash equivalents, and marketable securities were $37.44 billion as of March 31, 2023.
•Long-term debt was $9.92 billion as of March 31, 2023.
•Headcount was 77,114 as of March 31, 2023, a decrease of 1% year-over-year. Substantially all employees impacted by the 2022 layoff are no longer reflected in our reported headcount as of March 31, 2023. Further, the employees that would be impacted by the 2023 layoffs are included in our reported headcount as of March 31, 2023.

Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. This includes a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of our employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects. As of March 31, 2023, we have substantially completed the 2022 employee layoff while continuing to assess facilities consolidation and data center restructuring initiatives. We incurred additional pre-tax restructuring charges of $621 million in the first quarter of 2023.

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the FoA and RL segments. In connection with these layoffs, we expect to incur total pre-tax severance and related personnel costs of approximately $1 billion, of which $523 million was recognized during the first quarter of 2023 and the remaining charges will be substantially recorded by the end of 2023.

A summary of our restructuring charges for the three months ended March 31, 2023 by major activity type is as follows (in millions):

	Three Months Ended March 31, 2023
	Severance and Other Personnel Costs (1)	Facilities Consolidation	Data Center Assets(2)	Total
Cost of revenue	$—	$58	$(168)	$(110)
Research and development	320	484	—	804
Marketing and sales	3	136	—	139
General and administrative	182	129	—	311
Total	$505	$807	$(168)	$1,144
____________________________
(1)    Includes severance and personnel costs of $523 million related to the 2023 layoffs and $18 million reduction in severance estimates related to the 2022 layoff.
(2)    Relates to a change in estimates in our data center restructuring charges recorded during the three months ended December 31, 2022.

Total restructuring charges recorded under our FoA segment were $934 million and RL segment were $210 million for the three months ended March 31, 2023. These charges lowered our operating margin by four percentage points and diluted EPS by $0.44.

We expect to incur total pre-tax restructuring charges of approximately $3 billion to $5 billion during the full-year 2023, of which $1.14 billion was recognized during the three months ended March 31, 2023.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Family of Apps Metrics
•Family daily active people (DAP) was 3.02 billion on average for March 2023, an increase of 5% year-over-year.
•Family monthly active people (MAP) was 3.81 billion as of March 31, 2023, an increase of 5% year-over-year.
•Facebook daily active users (DAUs) were 2.04 billion on average for March 2023, an increase of 4% year-over-year.
•Facebook monthly active users (MAUs) were 2.99 billion as of March 31, 2023, an increase of 2% year-over-year.
•Ad impressions delivered across our Family of Apps in the first quarter of 2023 increased by 26% year-over-year, and the average price per ad in the first quarter of 2023 decreased by 17% year-over-year.
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

To mitigate these developments, we are working to evolve our advertising systems to improve the performance of our ad products. We are developing privacy enhancing technologies to deliver relevant ads and measurement capabilities while reducing the amount of personal information we process, including by relying more on anonymized or aggregated third-party data. In addition, we are developing tools that enable marketers to share their data into our systems, as well as ad products that generate more valuable signals within our apps. More broadly, we also continue to innovate our advertising tools to help marketers prepare campaigns and connect with consumers, including developing growing formats such as Reels ads and our business messaging ad products. Across all of these efforts, we are making significant investments in artificial intelligence (AI) and machine learning to improve our delivery, targeting, and measurement capabilities. We are also engaging with others across our industry to explore the possibility of new open standards for the private and secure processing of data for advertising purposes. We believe our ongoing improvements to ad targeting and measurement are continuing to drive improved results for advertisers. However, we expect that some of these efforts will be long-term initiatives, and that the regulatory and platform developments described above will continue to adversely impact our advertising revenue for the foreseeable future.
Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. In addition, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant unconnected content. While Reels is growing in usage, it monetizes at a lower rate than our feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more markets from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the first quarter of 2023. These trends adversely affected advertising revenue in the first quarter of 2023, and we expect will continue to affect our advertising revenue in the foreseeable future.

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
Investment Philosophy

We expect our total expenses in 2023 to be driven by headcount-related expenses and investments in our data center capacity, servers, and network infrastructure. The majority of our investments are directed toward developing our family of apps. In the three months ended March 31, 2023, 80% of our total costs and expenses were recognized in FoA and 20% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, and develop new product features using generative AI.

We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to headcount and technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that are not on the market today and may only be fully realized in the next decade. Our RL segment reduced our 2022 overall operating profit by approximately $13.72 billion, and we expect our RL operating losses to increase in 2023 and beyond. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

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

DAP/MAP:	79%	79%	78%	79%	79%	79%	79%	79%	79%

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

Worldwide DAP increased 5% to 3.02 billion on average during March 2023 from 2.87 billion during March 2022.

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

As of March 31, 2023, we had 3.81 billion MAP, an increase of 5% from 3.64 billion as of March 31, 2022.

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

ARPP:	$7.75	$8.36	$8.18	$9.39	$7.72	$7.91	$7.53	$8.63	$7.59

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the first quarter of 2023, worldwide ARPP was $7.59, a decrease of 2% from the first quarter of 2022.

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

----
DAU/MAU:--66%------66%------66%------66%------67%------67%------67%------67%------68%-

--
DAU/MAU:--75%-----75%------75%------74%------75%-----75%------74%------75%------74%----DAU/MAU:-73%------73%------73%-----72%------73%------74%------74%------75%------75%---
--
DAU/MAU:--62%-----62%------63%------63%------64%-----64%------64%------65%------66%----DAU/MAU:-65%------65%------66%-----65%------66%------66%------66%------66%------67%---
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 4% to 2.04 billion on average during March 2023 from 1.96 billion during March 2022. Users in India, Bangladesh, and Nigeria represented the top three sources of growth in DAUs during March 2023, relative to the same period in 2022.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of March 31, 2023, we had 2.99 billion MAUs, an increase of 2% from March 31, 2022. Users in India, Nigeria, and Vietnam represented the top three sources of growth in the first quarter of 2023, relative to the same period in 2022.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the first quarter of 2023 in the United States & Canada region was more than 10 times higher than in the Asia-Pacific region.
---ARPU:--$9.27---$10.12---$10.00---$11.57---$9.54----$9.82----$9.41----$10.86---$9.62-

-
--ARPU:--$48.03--$53.01--$52.34--$60.57---$48.29--$50.25---$49.13---$58.77---$48.85--------ARPU:--$15.49--$17.23--$16.50--$19.68--$15.35---$15.64--$14.23--$17.29---$15.51

-ARPU:--$3.94----$4.16----$4.30----$4.89----$4.47----$4.54----$4.42-----$4.61----$4.52-------ARPU:--$2.64-----$3.05----$3.14----$3.43----$3.14----$3.35----$3.21-----$3.52----$3.35

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

During the first quarter of 2023, worldwide ARPU was $9.62, an increase of 1% from the first quarter of 2022. Over this period, ARPU increased by 7% in Rest of World and by 1% in Europe, United States & Canada, and Asia-Pacific. User growth was mostly in geographies with relatively lower ARPU, such as Rest of World and Asia-Pacific. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region in a particular period, or potentially decrease even if ARPU increases in each geographic region.

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. In particular, the number of ads we show may vary by product (for example, our video and Reels products are monetized at a lower rate than our feed or Stories products), and from time to time we increase or decrease the number or frequency of ads we show as part of our product and monetization strategies. We calculate average price per ad as total advertising revenue divided by the number of ads delivered, representing the average price paid per ad by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

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

Marketing and sales. Marketing and sales expenses consist mostly of marketing and promotional expenses as well as payroll and related expenses, which include share-based compensation, for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include professional services such as content reviewers to support our community and product operations.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue	$28,645	$27,908
Costs and expenses:
Cost of revenue	6,108	6,005
Research and development	9,381	7,707
Marketing and sales	3,044	3,312
General and administrative	2,885	2,360
Total costs and expenses	21,418	19,384
Income from operations	7,227	8,524
Interest and other income, net	80	384
Income before provision for income taxes	7,307	8,908
Provision for income taxes	1,598	1,443
Net income	$5,709	$7,465

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	21	22
Research and development	33	28
Marketing and sales	11	12
General and administrative	10	8
Total costs and expenses	75	69
Income from operations	25	31
Interest and other income, net	—	1
Income before provision for income taxes	26	32
Provision for income taxes	6	5
Net income	20%	27%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Advertising	$28,101	$26,998	4%
Other revenue	205	215	(5)%
Family of Apps	28,306	27,213	4%
Reality Labs	339	695	(51)%
Total revenue	$28,645	$27,908	3%

Family of Apps

FoA revenue in the three months ended March 31, 2023 increased $1.09 billion, or 4%, compared to the same period in 2022. The increase was driven by advertising revenue.

Advertising

Advertising revenue in the three months ended March 31, 2023 increased $1.10 billion, or 4%, compared to the same period in 2022 due to an increase in the number of ads delivered, partially offset by a decrease in the average price per ad. During the three months ended March 31, 2023, the number of ads delivered increased by 26% year-over-year as compared with an increase of 15% in the same period in 2022. Ad impressions grew in all regions during the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increase in ads delivered during the three months ended March 31, 2023 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. During the three months ended March 31, 2023, the average price per ad decreased by 17% year-over-year, as compared with a decrease of 8% in the same period in 2022. The decrease in average price per ad was driven by an increase in the number of ads delivered, especially in geographies and in products such as video and Reels that monetize at lower rates, an unfavorable foreign exchange impact, and lower advertising demand, which we believe continued to be impacted by a more challenging macroeconomic environment, as well as, to a lesser extent, the other factors discussed in the section entitled "—Executive Overview of First Quarter Results." In addition, year-over-year advertising revenue growth was driven mostly by marketer spending in the online commerce, healthcare, and entertainment and media industries. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three months ended March 31, 2023 decreased $356 million, or 51%, compared to the same period in 2022. The decrease in RL revenue was primarily driven by a decrease in the volume of Meta Quest sales.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies for the three months ended March 31, 2023 compared to the same period in 2022 had an unfavorable impact on revenue. If we had translated revenue for the three months ended March 31, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $29.46 billion and $28.91 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $816 million and $806 million higher than actual total revenue and advertising revenue, respectively, for the three months ended March 31, 2023.

Cost of revenue

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Cost of revenue	$6,108	$6,005	2%
Percentage of revenue	21%	22%

Cost of revenue in the three months ended March 31, 2023 increased $103 million, or 2%, compared to the same period in 2022. The increase was driven by an increase in operational expenses related to our data centers and technical infrastructure, partially offset by a decrease in RL inventory cost and a $168 million reduction of data center restructuring charges recorded in 2022.

Research and development

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Research and development	$9,381	$7,707	22%
Percentage of revenue	33%	28%

Research and development expenses in the three months ended March 31, 2023 increased $1.67 billion, or 22%, compared to the same period in 2022. The increase was partly due to restructuring charges related to facilities consolidation and severance and other personnel costs. In addition, higher payroll and related expenses, including an increase in share-based compensation expense in engineering and other technical functions supporting our continued investment in RL and FoA, also contributed to the increase.

Marketing and sales

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Marketing and sales	$3,044	$3,312	(8)%
Percentage of revenue	11%	12%

Marketing and sales expenses in the three months ended March 31, 2023 decreased $268 million, or 8%, compared to the same period in 2022. The decrease was mainly due to decreases in marketing and promotional expenses as well as payroll and related expenses. Our payroll and related expenses decreased as a result of a 13% decrease in employee headcount from March 31, 2022 to March 31, 2023 in our marketing and sales functions.

General and administrative

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
General and administrative	$2,885	$2,360	22%
Percentage of revenue	10%	8%

General and administrative expenses in the three months ended March 31, 2023 increased $525 million, or 22%, compared to the same period in 2022. The increase was primarily due to increases in restructuring charges, related to severance and other personnel costs and facilities consolidation, as well as higher legal-related costs.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal-related costs, respectively.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Family of Apps	$11,219	$11,484	(2)%
Reality Labs	(3,992)	(2,960)	(35)%
Total income from operations	$7,227	$8,524	(15)%

Family of Apps

FoA income from operations in the three months ended March 31, 2023 decreased $265 million, or 2%, compared to the same period in 2022. The decrease was driven by higher cost and expenses in FoA, primarily due to increases in restructuring charges and operational expenses related to our data centers and technical infrastructure. These were partially offset by an increase in advertising revenue.

Reality Labs

RL loss from operations in the three months ended March 31, 2023 increased $1.03 billion, or 35%, compared to the same period in 2022. The increase in loss from operations was driven by increases in cost and expenses, mostly due to payroll and related expenses as well as restructuring charges, and by a decrease in RL revenue due to lower volume of Meta Quest sales.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Interest and other income, net

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Interest income	$193	$81	138%
Interest expense	(55)	(5)	NM
Foreign currency exchange gains (losses), net	(63)	54	(217)%
Other income, net	5	254	(98)%
Interest and other income, net	$80	$384	(79)%

Interest and other income, net in the three months ended March 31, 2023 decreased $304 million, or 79%, compared to the same period in 2022. The decrease in other income, net was related to a decrease in unrealized gains recognized for our equity investments.

Provision for income taxes

	Three Months Ended March 31,
	2023	2022	% change

	(in millions, except percentages)
Provision for income taxes	$1,598	$1,443	11%
Effective tax rate	22%	16%

Our provision for income taxes in the three months ended March 31, 2023 increased $155 million, or 11%, compared to the same period in 2022, due to an increase in the effective tax rate, partially offset by a decrease in income before provision for income taxes.

Our effective tax rate increased in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to changes in unrecognized tax benefits, an increase in tax shortfalls recognized from share-based compensation, and a decrease in tax benefit from foreign-derived intangible income in proportion to income before provision for income taxes.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, research tax credit, tax effects of integrating intellectual property from acquisitions, tax effects from capital losses not expected to be utilized, restructurings, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 21, 2023 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the full year 2023 to be around 20%. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2023 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2023 could be higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

See Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $37.44 billion as of March 31, 2023, a decrease of $3.30 billion from December 31, 2022. A majority of the decrease was due to $9.36 billion for repurchases of our Class A common stock, and $7.09 billion for capital expenditures, including principal payments on finance leases. These decreases were partially offset by $14.0 billion of cash generated from operations.

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases under this program. In January 2023, an additional $40 billion of repurchases was authorized under this program. During the three months ended March 31, 2023, we repurchased and subsequently retired 56 million shares of our Class A common stock for an aggregate amount of $9.22 billion, including $77 million related to the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2023, $41.73 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$13,998	$14,076
Net cash used in investing activities	$(6,743)	$(4,779)
Net cash used in financing activities	$(10,516)	$(10,660)

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2023 mostly consisted of net income adjusted for certain non-cash items, such as $3.05 billion of share-based compensation expense, $2.52 billion of depreciation and amortization expense, and $2.36 billion of changes in working capital. Cash flows from operating activities during the three months ended March 31, 2023, decreased by $78 million compared to the same period in 2022.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 mostly consisted of $6.82 billion of net purchases of property and equipment as we continued to invest in data centers, servers, and network infrastructure, partially offset by $449 million proceeds from net maturities and purchases of marketable debt securities. The increase in cash used in investing activities during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in purchases of property and equipment, and a decrease in net proceeds from sales and purchases of marketable debt securities.

We anticipate making capital expenditures of approximately $30 billion to $33 billion in 2023.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2023 mostly consisted of $9.36 billion for repurchases of our Class A common stock and $1.01 billion of taxes paid related to net share settlement of restricted stock units. The decrease in cash used in financing activities during the three months ended March 31, 2023, compared to the same period in 2022, was mostly due to a decrease in repurchases of our Class A common stock.

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

Leases and Contractual Commitments

Our operating lease obligations mostly include, among others, offices, data centers, colocations, and land. Our finance lease obligations include certain network infrastructure. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations.

Our contractual commitments are primarily related to our investments in network infrastructure, servers, and consumer hardware products in Reality Labs.

Long-term Debt

In August 2022, we issued an aggregate of $10.0 billion principal amount of long-term debt in the form of senior unsecured notes. These notes were issued in four series, which mature from 2027 through 2062. Short-term and long-term future interest payments obligations as of March 31, 2023 are $404 million and $7.49 billion, respectively. Net proceeds from the offering are used for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments.

Taxes

As of March 31, 2023, we had taxes payable of $1.51 billion related to a one-time transition tax payable incurred as a result of the Tax Act, of which $361 million is due within one year. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $5.72 billion related to the uncertain tax positions as of March 31, 2023. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Long-term Debt, Note 12 — Commitments and Contingencies, and Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding leases and contractual commitments, debt, taxes, and contingencies.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Policies and Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2023. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. We believe the lawsuits described above are without merit, and we are vigorously defending them.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of European Economic Area (EEA) Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that transfers of such user data from the European Union to the United States should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's cooperation and consistency mechanisms. On April 13, 2023, the European Data Protection Board (EDPB) issued a decision and we expect the IDPC to issue a final decision in this inquiry in May 2023. It is expected that in addition to the transfer suspension order, the IDPC will make an order requiring Meta Platforms Ireland to bring its relevant processing operations into compliance with the GDPR and imposing a fine. We continue to examine the decision and its potential impact on our operations. We expect that the deadlines to comply with the IDPC decision will be no earlier than the fourth quarter of 2023. Once the final decision is issued, we will have an opportunity to appeal and seek a stay. A transfer suspension order would become effective after a period of time unless a new transatlantic data transfer framework is finalized prior to that time or the IDPC revisits the suspension order due to a material change in U.S. law. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities, and on December 13, 2022, the European Commission published its draft adequacy decision on the proposed new European Union-U.S. Data Privacy Framework. We now await implementation of the Executive Order enabling the European Commission to adopt a final adequacy decision in respect of this framework, and we continue to evaluate whether and to what extent the IDPC decision will impact our data processing operations even after a new data privacy framework is in force. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceeding) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in January 2024. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.

Competition

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

Securities and Other Actions

In July 2017, an individual filed an action in the U.S. District Court for the Northern District of California against us and other companies for allegedly violating the Anti-Terrorism Act by aiding, abetting, and providing material support to an organization that committed an international terrorist act, and seeking unspecified damages. In October 2018, the district court granted our motion to dismiss. In June 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the judgment. On October 3, 2022, the U.S. Supreme Court agreed to review the judgment in this action, along with a companion case against another company in which the U.S. Supreme Court agreed to review the scope of protection available to online platforms under Section 230 of the Communications Decency Act (Section 230). The Supreme Court heard oral argument in this case and the companion case on February 21, 2023 and February 22, 2023. We believe this lawsuit is without merit, and we are vigorously defending it. However, changes to the protections available under Section 230 may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business.

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and the appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit. We believe the lawsuits described above are without merit, and we are vigorously defending them.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in teenage users, resulting in various mental health and other harms. A putative class action was also filed in U.S. state court on behalf of users under the age of 13, several class actions have been filed in Canada on behalf of Canadian users, and multiple school districts and one state in the U.S. have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were consolidated in the U.S. District Court for the Northern District of California. The California state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

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
•our ability to build, maintain, and scale our technical infrastructure, and risks associated with disruptions in our service or catastrophic events;
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
•the impact of government investigations, enforcement actions, and settlements, including litigation and investigations by privacy, consumer protection, and competition authorities;
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

The size of our user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, the COVID-19 pandemic led to increases and decreases in the size and engagement of our active user base from period to period at different points during the pandemic. In addition, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and these services were then prohibited by the Russian government, which contributed to slight declines on a quarter-over-quarter basis in the number of DAUs and MAUs on Facebook in Europe in the first quarter and the second quarter of 2022, as well as a slight decline on a quarter-over-quarter basis in the total number of MAUs on Facebook in the second quarter of 2022. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

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
•limitations on our ability to deliver ads to users under the age of 18 and, in some cases, to continue to offer certain products or services to certain cohorts of users, as a result of new laws and regulations in the United States and other jurisdictions;
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and California Consumer Privacy Act (CCPA), as amended by the CPRA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to the December 2022 decision by the IDPC regarding the legal basis for our delivery of behavioral advertising in Europe, we implemented changes to allow EU users to opt-out of seeing such behavioral advertising.

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

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market these products and technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. We are also making significant investments in artificial intelligence initiatives across our family of apps. In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. We are also moving forward with plans to implement end-to-end encryption across our messaging services, as well as facilitate cross-app communication between these platforms, which are subject to governmental and regulatory scrutiny in multiple jurisdictions. If our new products or changes to existing products fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

We are making significant investments in artificial intelligence (AI) initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, and develop new product features using generative AI. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, reputation, or financial results.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our feed display and ranking algorithms or other product features to optimize the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we expect will continue to monetize at a lower rate than our feed and Stories products for the foreseeable future. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections or geopolitical events, which has in the past adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of objectionable content on our services or objectionable practices by advertisers or developers, or to otherwise enforce our policies or address user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around geopolitical events or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, or by our decisions regarding whether to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as artificial intelligence.

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
•our ability to cost-effectively manage our operations; and
•our reputation and brand strength relative to those of our competitors.

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
•our ability to recognize revenue or collect payments from marketers or advertising agencies or resellers in a particular period;
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
•increases in marketing, sales, and other operating expenses that we will incur to grow and expand our business and to remain competitive, including costs related to our data centers and technical infrastructure;
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
•changes in U.S. generally accepted accounting principles; and
•changes in regional or global business, macroeconomic, or geopolitical conditions, which may impact the other factors described above.
Unfavorable media coverage negatively affects our business.

We receive a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

We are subject to the risk of catastrophic events, which may have a significant adverse impact on our business and operations.

We are subject to the risk of public health crises such as the COVID-19 pandemic, earthquakes, adverse weather conditions, other natural disasters, terrorism, geopolitical conflict, other physical security threats, power loss, cyber-attacks, and other catastrophic events. For example, the COVID-19 pandemic previously significantly impacted our business and results of operations. In particular, the pandemic resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders, which caused business slowdowns or shutdowns in certain affected countries and regions. These developments led to volatility in the demand for and pricing of our advertising services at various points throughout the pandemic, and we may experience similar effects in the future as a result of the pandemic or other catastrophic events. Such events also expose our business, operations, and workforce to a variety of other risks, including: volatility in the size of our user base and user engagement; delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages; significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future; illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements. Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.
Operating our business is costly, and some of our investments, particularly our investments in Reality Labs, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including artificial intelligence and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have recently undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2022 overall operating profit by approximately $13.72 billion, and we expect our Reality Labs investments and operating losses to increase in 2023 and beyond. If our investments are not successful longer-term, our business and financial performance will be harmed.
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

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness also results in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and we regularly grant restricted stock units to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.

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

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Due to the effects of the COVID-19 pandemic and other factors, we have experienced, and expect to continue to experience, challenges with supply chain for our technical infrastructure. As a result, we have had to adjust our procurement practices to adapt to the evolving landscape. In the future we may encounter further challenges with our procurement of sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms.

Any of these developments may result in interruptions in the availability or performance of our products, require unfavorable changes to existing products, delay the introduction of future products, or otherwise adversely affect our business and financial results.
We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in emerging markets that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have in the past suspended, and may in the future suspend, certain of these projects as a result of various factors. Additional unanticipated delays or disruptions in the completion of these projects, including due to any shortage of labor necessary in building portions of such projects, or availability of components, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic, trade disputes, or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and action by a foreign government, or our response to such government action, has resulted in the past, and may result in the future, in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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

Our employee headcount and the scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage our scale effectively. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, beginning in 2022, we announced several initiatives, including restructurings, employee layoffs, and measures to scale down our office facilities, but we cannot guarantee that they will achieve our intended results. These efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. For example, we could face delays or challenges with product development, other business and strategic initiatives, or legal and regulatory compliance, as well as other disruptions to our operations. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Any of these developments could negatively affect our business, reputation, or financial results.
We have significant international operations, which subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in approximately 40 different countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks. We have experienced, and may in the future experience, supply or labor shortages or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments that subject us to supply shortages, increased costs, or supply chain or logistics disruptions.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, user well-being, employment, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of facial recognition technology, our alleged recommendation of and/or failure to remove harmful content, and allegations that Facebook and Instagram cause "social media addiction" in teenage users. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the three months ended March 31, 2023, tax shortfalls recognized from share-based compensation increased our provision for income taxes by $88 million and our effective tax rate by one percentage point as compared to the tax rate without such shortfalls. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

In addition, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we expect to continue to face significant challenges in hiring specialized technical personnel, particularly senior engineering talent, whether as a result of competition with other companies or other factors. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
Our CEO has control over key decision making as a result of his control of a majority of the voting power of our outstanding capital stock.

Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or, in some cases, the replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, provide our services to younger users, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, our continued reliance on SCCs is the subject of regulatory consideration. In particular, in August 2020, we received a preliminary draft decision from the IDPC that preliminarily concluded that Meta Platforms Ireland's reliance on SCCs in respect of European Economic Area

(EEA) Facebook user data does not achieve compliance with the GDPR and preliminarily proposed that such transfers should therefore be suspended. In February 2022, we received a revised preliminary draft decision in which the IDPC maintained its preliminary conclusion that these transfers should be suspended. The IDPC's draft decision was then further refined and shared on July 6, 2022 with other European data protection regulators (CSAs) as part of the GDPR's cooperation mechanism. On January 19, 2023, the IDPC referred the inquiry to a vote by the European Data Protection Board (EDPB), pursuant to the dispute resolution process under Article 65 GDPR known as the consistency mechanism, in respect of elements of the draft decision over which consensus could not be reached between concerned supervisory authorities. On April 13, 2023, the EDPB issued a decision and we expect the IDPC to issue a final decision in this inquiry in May 2023. In addition to the transfer suspension order proposed in the IDPC’s draft decision, it is expected that the IDPC will make an order requiring Meta Platforms Ireland to bring its relevant processing operations into compliance with the GDPR and imposing a fine. We continue to examine the decision and its potential impact on our operations. We expect that the deadlines to comply with the IDPC decision will be no earlier than the fourth quarter of 2023. Once the final decision is issued, we will have an opportunity to appeal and seek a stay. A transfer suspension order would become effective after a period of time unless a new transatlantic data transfer framework is finalized prior to that time or the IDPC revisits the suspension order due to a material change in U.S. law.

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on December 13, 2022, the European Commission published its draft adequacy decision on the proposed new EU-U.S. DPF. We now await implementation of the E.O. enabling the European Commission to issue its final adequacy decision in respect of this framework, and we continue to evaluate whether and to what extent the IDPC decision will impact our data processing operations even after a new data privacy framework is in force. Although the E.O. is a significant and positive step, if no adequacy decision is adopted by the European Commission and/or we are unable to continue to rely on SCCs or rely upon other alternative legal bases as a means of conducting data transfers from the European Union to the United States, we will likely be unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations. The transfer suspension order referenced above would apply to Facebook EEA user data, but the IDPC could bring future proceedings related to EEA user data associated with our other products and services unless a new transatlantic data transfer framework is finalized.

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

We have been subject to other significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), also establishes certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, state regulators in California and Colorado are considering adopting regulations that could further limit how companies can use personal information for advertising purposes. Some states have also proposed or enacted privacy laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our advertising business.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which will apply to our business as early as August 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, and competition. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and has put us on notice that they may bring additional proceedings related to our compliance with the order. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. We have in the past been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as the CPRA, ePrivacy Directive, DMA, and DSA. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We are reallocating resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. We also expect that our privacy compliance and oversight efforts will require significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we will be subject to new restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, CPRA, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims and government inquiries relating to information or content that is published or made available on our products, including our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, the U.S. Supreme Court recently heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) is at issue. There also have been, and continue to be, various state and federal legislative and executive efforts to remove or restrict the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which will apply to our business as early as August 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. Certain countries have also proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
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

In addition to our efforts to mitigate cybersecurity risks, we are making significant investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, the media, or other third parties. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety on- or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business, and adverse effects on our business and financial results. Such developments have in the past subjected, and may in the future subject, us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through March 31, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with our CEO and certain other holders of our Class B common stock; this will limit or preclude your ability to influence corporate matters.

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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2023	23,677	$136.60	23,677	$47,634
February 1 - 28, 2023	18,216	$176.57	18,216	$44,417
March 1 - 31, 2023	14,279	$188.46	14,279	$41,726
	56,172		56,172
____________________________________
(1)Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In January 2023, an additional $40 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 13 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X

10.2	Bonus Plan, effective January 1, 2023.					X

10.3	Offer Letter, dated March 14, 2022, between Registrant and Andrew Bosworth.					X

10.4	Offer Letter, dated November 1, 2022, between Registrant and Susan Li.					X

10.5	Director Compensation Policy, as amended.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 26th day of April 2023.

META PLATFORMS, INC.

Date: April 26, 2023	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2023	/s/ SUSAN J.S. TAYLOR
Susan J.S. Taylor Chief Accounting Officer (Principal Accounting Officer)