Form 10-Q
period 2023-06-30
Meta Platforms, Inc.
filed 2023-07-27
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,222,582,542	shares outstanding as of July 21, 2023
Class B Common Stock	$0.000006 par value	350,578,831	shares outstanding as of July 21, 2023

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,785	$14,681
Marketable securities	24,661	26,057
Accounts receivable, net	12,511	13,466
Prepaid expenses and other current assets	3,603	5,345
Total current assets	69,560	59,549
Non-marketable equity securities	6,208	6,201
Property and equipment, net	87,949	79,518
Operating lease right-of-use assets	12,955	12,673
Intangible assets, net	856	897
Goodwill	20,659	20,306
Other assets	8,501	6,583
Total assets	$206,688	$185,727

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,093	$4,990
Partners payable	772	1,117
Operating lease liabilities, current	1,396	1,367
Accrued expenses and other current liabilities	24,660	19,552
Total current liabilities	29,921	27,026
Operating lease liabilities, non-current	16,440	15,301
Long-term debt	18,382	9,923
Other liabilities	7,912	7,764
Total liabilities	72,655	60,014
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,222 million and 2,247 million shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively; 4,141 million Class B shares authorized, 351 million and 367 million shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	69,159	64,444
Accumulated other comprehensive loss	(3,106)	(3,530)
Retained earnings	67,980	64,799
Total stockholders' equity	134,033	125,713
Total liabilities and stockholders' equity	$206,688	$185,727
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$31,999	$28,822	$60,645	$56,729
Costs and expenses:
Cost of revenue	5,945	5,192	12,054	11,197
Research and development	9,344	8,690	18,725	16,397
Marketing and sales	3,154	3,595	6,198	6,907
General and administrative	4,164	2,987	7,049	5,347
Total costs and expenses	22,607	20,464	44,026	39,848
Income from operations	9,392	8,358	16,619	16,881
Interest and other income (expense), net	(99)	(172)	(19)	213
Income before provision for income taxes	9,293	8,186	16,600	17,094
Provision for income taxes	1,505	1,499	3,102	2,942
Net income	$7,788	$6,687	$13,498	$14,152
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$3.03	$2.47	$5.24	$5.21
Diluted	$2.98	$2.46	$5.18	$5.19
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,568	2,704	2,577	2,714
Diluted	2,612	2,713	2,604	2,729
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,788	$6,687	$13,498	$14,152
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(37)	(1,076)	211	(1,435)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(88)	(339)	213	(1,283)
Comprehensive income	$7,663	$5,272	$13,922	$11,434
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,566	$—	$66,535	$(2,981)	$61,241	$124,795	2,714	$—	$57,512	$(1,996)	$67,712	$123,228
Issuance of common stock	18	—	—	—	—	—	14	—	—	—	—	—
Shares withheld related to net share settlement	(7)	—	(1,436)	—	(256)	(1,692)	(5)	—	(934)	—	(68)	(1,002)
Share-based compensation	—	—	4,060	—	—	4,060	—	—	3,351	—	—	3,351
Share repurchases	(4)	—	—	—	(793)	(793)	(26)	—	—	—	(5,082)	(5,082)
Other comprehensive loss	—	—	—	(125)	—	(125)	—	—	—	(1,415)	—	(1,415)
Net income	—	—	—	—	7,788	7,788	—	—	—	—	6,687	6,687
Balances at end of period	2,573	$—	$69,159	$(3,106)	$67,980	$134,033	2,697	$—	$59,929	$(3,411)	$69,249	$125,767

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,614	$—	$64,444	$(3,530)	$64,799	$125,713	2,741	$—	$55,811	$(693)	$69,761	$124,879
Issuance of common stock	32	—	—	—	—	—	25	—	—	—	—	—
Shares withheld related to net share settlement	(13)	—	(2,396)	—	(305)	(2,701)	(9)	—	(1,732)	—	(195)	(1,927)
Share-based compensation	—	—	7,111	—	—	7,111	—	—	5,850	—	—	5,850
Share repurchases	(60)	—	—	—	(10,012)	(10,012)	(60)	—	—	—	(14,469)	(14,469)
Other comprehensive income (loss)	—	—	—	424	—	424	—	—	—	(2,718)	—	(2,718)
Net income	—	—	—	—	13,498	13,498	—	—	—	—	14,152	14,152
Balances at end of period	2,573	$—	$69,159	$(3,106)	$67,980	$134,033	2,697	$—	$59,929	$(3,411)	$69,249	$125,767
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$13,498	$14,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,147	4,135
Share-based compensation	7,111	5,850
Deferred income taxes	(1,757)	(1,016)
Impairment charges for facilities consolidation	1,002	—
Other	204	(33)
Changes in assets and liabilities:
Accounts receivable	1,122	2,035
Prepaid expenses and other current assets	767	138
Other assets	67	(132)
Accounts payable	(1,155)	(645)
Partners payable	(356)	(33)
Accrued expenses and other current liabilities	5,624	1,943
Other liabilities	33	(122)
Net cash provided by operating activities	31,307	26,272
Cash flows from investing activities
Purchases of property and equipment	(13,058)	(13,013)
Proceeds relating to property and equipment	101	170
Purchases of marketable debt securities	(803)	(6,288)
Maturities and sales of marketable debt securities	2,351	8,626
Acquisitions of businesses and intangible assets	(527)	(1,216)
Other investing activities	(10)	(17)
Net cash used in investing activities	(11,946)	(11,738)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2,701)	(1,927)
Repurchases of Class A common stock	(10,263)	(14,739)
Proceeds from issuance of long-term debt, net	8,455	—
Principal payments on finance leases	(484)	(452)
Other financing activities	(231)	(105)
Net cash used in financing activities	(5,224)	(17,223)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	71	(698)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,208	(3,387)
Cash, cash equivalents, and restricted cash at beginning of the period	15,596	16,865
Cash, cash equivalents, and restricted cash at end of the period	$29,804	$13,478

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$28,785	$12,681
Restricted cash, included in prepaid expenses and other current assets	165	228
Restricted cash, included in other assets	854	569
Total cash, cash equivalents, and restricted cash	$29,804	$13,478

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow data
Cash paid for income taxes, net	$1,507	$2,641
Cash paid for interest, net of amounts capitalized	$182	$—
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,845	$4,543
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$217	$43
Settlement of convertible notes in exchange of equity securities in other current assets	$—	$131
Other current assets through financing arrangement in accrued expenses and other current liabilities	$14	$214
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$70
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

Recently Adopted Accounting Pronouncements

On April 1, 2023 we early adopted Accounting Standards Update (ASU) No. 2023-01, Leases (Topic 842): Common Control Arrangements (ASU 2023-01), which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advertising	$31,498	$28,152	$59,599	$55,150
Other revenue	225	218	430	433
Family of Apps	31,723	28,370	60,029	55,583
Reality Labs	276	452	616	1,146
Total revenue	$31,999	$28,822	$60,645	$56,729

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States and Canada (1)	$12,404	$12,186	$23,854	$23,965
Europe (2)	7,515	6,650	14,274	13,288
Asia-Pacific	8,551	6,960	15,843	13,682
Rest of World (2)	3,529	3,026	6,674	5,794
Total revenue	$31,999	$28,822	$60,645	$56,729
____________________________________
(1)    United States revenue was $11.66 billion and $11.43 billion for the three months ended June 30, 2023 and 2022, respectively, and $22.45 billion and $22.52 billion for the six months ended June 30, 2023 and 2022, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $520 million and $526 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we expect $494 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2023 Restructuring

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments (the “2023 Restructuring”). Impacted employees in our recruiting, technology, and business groups were notified during March 2023 to May 2023. In certain regions, it may take through the end of 2023 or longer to complete these layoffs. We expect to incur total pre-tax severance and related personnel costs of approximately $1.2 billion across the FoA and RL segments, of which $1.12 billion was recognized during the six months ended June 30, 2023 in accordance with Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations, where applicable.

A summary of our 2023 Restructuring pre-tax charges recorded for severance and related personnel costs in the three and six months ended June 30, 2023 is as follows (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development	$142	$466
Marketing and sales	217	222
General and administrative	237	431
Total (1)	$596	$1,119
____________________________
(1)    Total severance and related personnel costs include $40 million and $102 million of share-based compensation expense recognized for the 2023 layoffs during the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2023, total restructuring charges recorded under our FoA segment were $569 million and $1.04 billion, respectively, and $27 million and $82 million under our RL segment, respectively.

The following is a summary of changes in the accrued severance and other personnel liabilities related to 2023 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2023	$—
Severance and other personnel costs	1,017
Cash payments	(339)
Balance as of June 30, 2023	$678

We expect the remaining severance liabilities as of June 30, 2023 to be substantially paid out in cash by the end of 2023.

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. This includes a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the “2022 Restructuring”). As of June 30, 2023, we have completed the 2022 employee layoff while continuing to assess facilities consolidation and data center restructuring initiatives.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$9	$—	$(51)	$(42)	$67	$—	$(220)	$(153)
Research and development	159	(7)	—	152	643	(11)	—	632
Marketing and sales	43	1	—	44	179	(1)	—	178
General and administrative	36	(6)	—	30	165	(18)	—	147
Total	$247	$(12)	$(51)	$184	$1,054	$(30)	$(220)	$804
____________________________________
(1)Relates to changes in estimates in our data center restructuring charges recorded during 2022.

The 2022 Restructuring charges recorded to date were $5.41 billion, of which $3.35 billion were related to facilities consolidation, $945 million were related to severance and other personnel costs, and $1.12 billion were related to data center assets. These charges recorded under our FoA segment were $4.70 billion and RL segment were $718 million.

The following is a summary of changes in the severance and other personnel liabilities related to the 2022 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2022	$—
Severance and other personnel costs	975
Cash payments	(203)
Balance as of December 31, 2022	772
Adjustments and foreign exchange	(38)
Cash payments	(727)
Balance as of June 30, 2023	$7

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

For the three and six months ended June 30, 2023, 20 million and 25 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were 118 million and 87 million shares for the three and six months ended June 30, 2022, respectively.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$6,725	$1,063	$5,673	$1,014	$11,627	$1,871	$12,009	$2,143
Denominator
Shares used in computation of basic earnings per share	2,217	351	2,294	410	2,220	357	2,303	411
Basic EPS	$3.03	$3.03	$2.47	$2.47	$5.24	$5.24	$5.21	$5.21
Diluted EPS:
Numerator
Net income	$6,725	$1,063	$5,673	$1,014	$11,627	$1,871	$12,009	$2,143
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,063	—	1,014	—	1,871	—	2,143	—
Reallocation of net income to Class B common stock	—	(18)	—	(4)	—	(20)	—	(11)
Net income for diluted EPS	$7,788	$1,045	$6,687	$1,010	$13,498	$1,851	$14,152	$2,132
Denominator
Shares used in computation of basic earnings per share	2,217	351	2,294	410	2,220	357	2,303	411
Conversion of Class B to Class A common stock	351	—	410	—	357	—	411	—
Weighted-average effect of dilutive RSUs	44	—	9	—	27	—	15	—
Shares used in computation of diluted earnings per share	2,612	351	2,713	410	2,604	357	2,729	411
Diluted EPS	$2.98	$2.98	$2.46	$2.46	$5.18	$5.18	$5.19	$5.19

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,122
Cash equivalents:
Money market funds	21,055	$21,055	$—	$—
U.S. government and agency securities	946	946	—	—
Time deposits	514	—	514	—
Corporate debt securities	148	—	148	—
Total cash and cash equivalents	28,785	22,001	662	—
Marketable securities:
U.S. government securities	8,497	8,497	—	—
U.S. government agency securities	4,504	4,504	—	—
Corporate debt securities	11,660	—	11,660	—
Total marketable securities	24,661	13,001	11,660	—
Restricted cash equivalents	837	837	—	—
Other assets	94	—	—	94
Total	$54,377	$35,839	$12,322	$94

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,176
Cash equivalents:
Money market funds	8,305	$8,305	$—	$—
U.S. government and agency securities	16	16	—	—
Time deposits	156	—	156	—
Corporate debt securities	28	—	28	—
Total cash and cash equivalents	14,681	8,321	184	—
Marketable securities:
U.S. government securities	8,708	8,708	—	—
U.S. government agency securities	4,989	4,989	—	—
Corporate debt securities	12,335	—	12,335	—
Marketable equity securities	25	25	—	—
Total marketable securities	26,057	13,722	12,335	—
Restricted cash equivalents	583	583	—	—
Other assets	157	—	—	157
Total	$41,478	$22,626	$12,519	$157
Unrealized Losses on Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$2,183	$(88)	$5,949	$(349)	$8,132	$(437)
U.S. government agency securities	141	(4)	4,206	(263)	4,347	(267)
Corporate debt securities	1,259	(25)	9,901	(743)	11,160	(768)
Total	$3,583	$(117)	$20,056	$(1,355)	$23,639	$(1,472)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,008	$(234)	$3,499	$(247)	$8,507	$(481)
U.S. government agency securities	524	(17)	4,415	(308)	4,939	(325)
Corporate debt securities	4,555	(249)	7,256	(634)	11,811	(883)
Total	$10,087	$(500)	$15,170	$(1,189)	$25,257	$(1,689)

The decrease in the gross unrealized losses for the six months ended June 30, 2023 is due to a shorter average portfolio duration. The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of June 30, 2023 and December 31, 2022.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

June 30, 2023
Due within one year	$5,703
Due after one year to five years	18,958
Total	$24,661

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value on a non-recurring basis within Level 3 during the six months ended June 30, 2023 and 2022 were $119 million and $184 million, respectively. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	June 30, 2023	December 31, 2022
Non-marketable equity securities under measurement alternative:
Initial cost	$6,389	$6,388
Cumulative upward adjustments	293	293
Cumulative impairment/downward adjustments	(533)	(497)
Carrying value	6,149	6,184
Non-marketable equity securities under equity method	59	17
Total	$6,208	$6,201

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2023	December 31, 2022
Land	$1,875	$1,874
Servers and network assets	40,824	34,330
Buildings	32,446	27,720
Leasehold improvements	6,661	6,522
Equipment and other	6,449	5,642
Finance lease right-of-use assets	3,804	3,353
Construction in progress	24,843	25,052
Property and equipment, gross	116,902	104,493
Less: Accumulated depreciation	(28,953)	(24,975)
Property and equipment, net	$87,949	$79,518

Construction in progress includes costs mostly related to construction of data centers, network infrastructure, servers, and office facilities. As of June 30, 2023, construction in progress also includes $1.48 billion of servers and network assets components stored by our suppliers until required by our design manufacturers to fulfill certain purchase orders.

Depreciation expense on property and equipment was $2.58 billion and $1.93 billion for the three months ended June 30, 2023 and 2022, respectively, and $5.06 billion and $4.04 billion for the six months ended June 30, 2023 and 2022, respectively. The majority of the property and equipment depreciation expense was from servers and network assets depreciation of $1.71 billion and $1.20 billion for the three months ended June 30, 2023 and 2022, respectively, and $3.22 billion and $2.56 billion for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, we capitalized $63 million and $116 million of interest expense, respectively, related to certain eligible construction in progress assets.

During the three and six months ended June 30, 2023, we recorded $94 million and $191 million of impairment loss mostly for leasehold improvements assets as a part of our facilities consolidation restructuring efforts, respectively. For additional information, see Note 3 — Restructuring.

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

The components of lease costs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$80	$95	$184	$193
Interest	5	4	10	8
Operating lease cost	516	435	1,073	846
Variable lease cost and other, net	112	86	236	176
Total lease cost	$713	$620	$1,503	$1,223

During the three and six months ended June 30, 2023, we also recorded $138 million and $811 million, respectively, of impairment loss for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

Supplemental balance sheet information related to lease liabilities is as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Finance leases	14.1 years	14.4 years
Operating leases	12.3 years	12.5 years
Weighted-average discount rate:
Finance leases	3.2%	3.1%
Operating leases	3.4%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023 (in millions):

	Operating Leases	Finance Leases
The remainder of 2023	$848	$168
2024	2,232	60
2025	2,002	61
2026	1,948	59
2027	1,933	57
Thereafter	13,362	504
Total undiscounted cash flows	22,325	909
Less: Imputed interest	(4,489)	(149)
Present value of lease liabilities (1)	$17,836	$760

Lease liabilities, current	$1,396	$181
Lease liabilities, non-current	16,440	579
Present value of lease liabilities (1)	$17,836	$760
____________________________________
(1)    Lease liabilities include those operating leases that we plan to sublease or abandon as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of June 30, 2023, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $9.62 billion and $1.25 billion, respectively, for data centers, colocations, network infrastructure and offices. These operating and finance leases will commence between the remainder of 2023 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$994	$779
Operating cash flows for finance leases	$10	$8
Financing cash flows for finance leases	$484	$452
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,868	$3,073
Finance leases	$338	$103

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the six months ended June 30, 2023, we completed business acquisitions with total purchase consideration of $467 million in cash. Substantially all of the total consideration was allocated to $99 million of intangible assets and $357 million of goodwill. Goodwill generated from these business acquisitions completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not significant to our condensed consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our condensed consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2022	$19,250	$1,056	$20,306
Acquisitions	—	357	357
Adjustments	(4)	—	(4)
Goodwill at June 30, 2023	$19,246	$1,413	$20,659

The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		June 30, 2023			December 31, 2022
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5.0	$464	$(131)	$333	$507	$(144)	$363
Acquired patents	2.7	347	(276)	71	380	(289)	91
Other	1.8	44	(17)	27	86	(25)	61
Total finite-lived assets		855	(424)	431	973	(458)	515
Total indefinite-lived assets	N/A	425	—	425	382	—	382
Total intangible assets		$1,280	$(424)	$856	$1,355	$(458)	$897

Amortization expense of intangible assets was $45 million and $53 million for the three months ended June 30, 2023 and 2022, respectively, and $92 million and $93 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2023	$82
2024	131
2025	91
2026	43
2027	24
Thereafter	60
Total	$431

Note 10. Long-term Debt

As of June 30, 2023, we had $18.50 billion of fixed-rate senior unsecured notes (the "Notes"), including $10.0 billion issued in August 2022 and $8.50 billion issued in May 2023. The following table summarizes the Notes and the carrying amount of our debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2023	December 31, 2022
August 2022 debt:
2027 Notes	2027	3.50%	3.63%	$2,750	$2,750
2032 Notes	2032	3.85%	3.92%	3,000	3,000
2052 Notes	2052	4.45%	4.51%	2,750	2,750
2062 Notes	2062	4.65%	4.71%	1,500	1,500

May 2023 debt:
2028 Notes	2028	4.60%	4.68%	1,500
2030 Notes	2030	4.80%	4.90%	1,000
2033 Notes	2033	4.95%	5.00%	1,750
2053 Notes	2053	5.60%	5.64%	2,500
2063 Notes	2063	5.75%	5.79%	1,750
Total face amount of long-term debt				18,500	10,000
Unamortized discount and issuance costs, net				(118)	(77)
Long-term debt				$18,382	$9,923

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. For the three and six months ended June 30, 2023, interest expense, net of capitalized interest, recognized on the debt was $110 million and $159 million, respectively.

The total estimated fair value of our outstanding debt was $17.71 billion as of June 30, 2023. The fair value was determined based on the closing trading price per $100 of the Notes as of June 30, 2023 and is categorized accordingly as Level 2 in the fair value hierarchy.

As of June 30, 2023, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2023 through 2026	$—
2027	2,750
Thereafter	15,750
Total outstanding debt	$18,500

Note 11. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	June 30, 2023	December 31, 2022
Legal-related accruals (1)	$7,456	$4,795
Accrued compensation and benefits	4,338	4,591
Accrued property and equipment	2,306	2,921
Accrued taxes	5,837	2,339
Other current liabilities	4,723	4,906
Accrued expenses and other current liabilities	$24,660	$19,552
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	June 30, 2023	December 31, 2022
Income tax payable	$6,570	$6,645
Other non-current liabilities	1,342	1,119
Other liabilities	$7,912	$7,764

Note 12. Commitments and Contingencies

Contractual Commitments

We have $19.68 billion of non-cancelable contractual commitments as of June 30, 2023, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of June 30, 2023 (in millions):

The remainder of 2023	$12,346
2024	2,836
2025	1,414
2026	301
2027	213
Thereafter	2,573
Total	$19,683

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of June 30, 2023 is approximately $12.27 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. We believe the lawsuits described above are without merit, and we are vigorously defending them. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding, seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. Among the modifications sought by the FTC are a prohibition on our use of minors’ data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. Argument is scheduled before the court on October 17, 2023.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders, which is described further in "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q. The interpretation of the GDPR is still evolving, including through decisions of the Court of Justice of the European Union, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and on April 27, 2023, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court's order dismissing the attorneys general's complaint. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We believe this case to be without merit, and we are vigorously defending it.

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

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case and is scheduled to hear argument on September 12, 2023. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California. The California state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Note 13. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases under this program. In January 2023, an additional $40 billion of repurchases was authorized under this program. During the six months ended June 30, 2023, we repurchased and subsequently retired 60 million shares of our Class A common stock for an aggregate amount of $10.01 billion, including $59 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022. As of June 30, 2023, $40.91 billion remained available and authorized for repurchases.

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

Share-based Compensation Plan

In December 2022, our board of directors approved an amendment to our 2012 Equity Incentive Plan (Amended 2012 Plan) to increase the number of shares reserved for issuance under the Amended 2012 Plan by 425 million shares, effective March 1, 2023 (Plan Amendment). The Plan Amendment was also approved by holders of a majority of the voting power of our outstanding capital stock in December 2022. As of June 30, 2023, there were 475 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$193	$213	$352	$373
Research and development	3,305	2,606	5,754	4,547
Marketing and sales	289	289	509	506
General and administrative	273	243	496	424
Total share-based compensation expense	$4,060	$3,351	$7,111	$5,850

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2022	127,110	$216.93
Granted	107,550	$197.24
Vested	(31,987)	$210.65
Forfeited	(19,704)	$210.36
Unvested at June 30, 2023	182,969	$207.16

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2023 and 2022 was $4.30 billion and $2.75 billion, respectively, and $6.74 billion and $5.18 billion during the six months ended June 30, 2023 and 2022, respectively. The income tax benefit recognized related to awards vested during the three months ended June 30, 2023 and 2022 was $915 million and $582 million, respectively, and $1.43 billion and $1.10 billion during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $35.96 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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

Our gross unrecognized tax benefits were $10.99 billion and $10.76 billion on June 30, 2023 and December 31, 2022, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of June 30, 2023 were realized in a future period, this would result in a tax benefit of $6.68 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.27 billion and $1.07 billion as of June 30, 2023 and December 31, 2022, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of June 30, 2023, we have not resolved these matters and proceedings continue in the Tax Court.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Family of Apps	$31,723	$28,370	$60,029	$55,583
Reality Labs	276	452	616	1,146
Total revenue	$31,999	$28,822	$60,645	$56,729

Income (loss) from operations:
Family of Apps	$13,131	$11,164	$24,351	$22,647
Reality Labs	(3,739)	(2,806)	(7,732)	(5,766)
Total income from operations	$9,392	$8,358	$16,619	$16,881

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	June 30, 2023	December 31, 2022
United States	$83,711	$76,334
Rest of the world (1)	17,193	15,857
Total long-lived assets	$100,904	$92,191
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
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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

Our financial results and key community metrics for the second quarter of 2023 are set forth below. Our total revenue for the second quarter of 2023 was $32.0 billion, an increase of 11% compared to the second quarter of 2022, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 12% compared to the second quarter of 2022. Ad impressions delivered across our Family of Apps increased 34% year-over-year in the second quarter of 2023, partially offset by a 16% year-over-year decrease in our average price per ad.

Income from operations for the second quarter of 2023 was $9.39 billion, an increase of $1.03 billion, or 12%, compared to the second quarter of 2022, due to an increase in advertising revenue, partially offset by increases in costs and expenses such as higher accruals in our ongoing legal proceedings and restructuring charges.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change
	2023	2022		2023	2022		2023	2022

	(in millions, except percentages)
Revenue	$31,723	$28,370	12%	$276	$452	(39)%	$31,999	$28,822	11%
Costs and expenses	$18,592	$17,206	8%	$4,015	$3,258	23%	$22,607	$20,464	10%
Income (loss) from operations	$13,131	$11,164	18%	$(3,739)	$(2,806)	(33)%	$9,392	$8,358	12%
Operating margin	41%	39%		(1,355)%	(621)%		29%	29%

•Net income was $7.79 billion, with diluted earnings per share (EPS) of $2.98 for the three months ended June 30, 2023.
•Costs and expenses were $22.61 billion, including accrued legal expenses of $1.87 billion and restructuring charges of $780 million for the three months ended June 30, 2023.
•Capital expenditures, including principal payments on finance leases, were $6.35 billion for the three months ended June 30, 2023.
•Effective tax rate was 16% for the three months ended June 30, 2023.
•Cash, cash equivalents, and marketable securities were $53.45 billion as of June 30, 2023.
•Long-term debt was $18.38 billion as of June 30, 2023.
•Headcount was 71,469 as of June 30, 2023, a decrease of 14% year-over-year. Approximately half of the employees impacted by the 2023 layoffs are included in our reported headcount as of June 30, 2023.

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

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the FoA and RL segments. In connection with these layoffs, we expect to incur total pre-tax severance and related personnel costs of approximately $1.2 billion, of which $1.12 billion was recognized during the six months ended June 30, 2023.

A summary of our restructuring charges for the three months ended June 30, 2023 by major activity type is as follows (in millions):

	Three Months Ended June 30, 2023
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$9	$—	$(51)	$(42)
Research and development	159	136	—	295
Marketing and sales	43	218	—	261
General and administrative	36	230	—	266
Total	$247	$584	$(51)	$780

During the three months ended June 30, 2023, we recorded total restructuring charges of $705 million under our FoA segment, and $75 million under our RL segment. These charges lowered our operating margin by two percentage points, and our diluted EPS by $0.25 for the three months ended June 30, 2023.

We expect to incur total pre-tax restructuring charges of approximately $4 billion during the full-year 2023, of which $1.92 billion was recognized during the six months ended June 30, 2023.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Family of Apps Metrics
•Family daily active people (DAP) was 3.07 billion on average for June 2023, an increase of 7% year-over-year.
•Family monthly active people (MAP) was 3.88 billion as of June 30, 2023, an increase of 6% year-over-year.
•Facebook daily active users (DAUs) were 2.06 billion on average for June 2023, an increase of 5% year-over-year.
•Facebook monthly active users (MAUs) were 3.03 billion as of June 30, 2023, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps in the second quarter of 2023 increased by 34% year-over-year, and the average price per ad in the second quarter of 2023 decreased by 16% year-over-year.
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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, the European Digital Services Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and we expect these and other developments such as the Digital Markets Act will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

To mitigate these developments, we are continually working to evolve our advertising systems to improve the performance of our ad products. We are developing privacy enhancing technologies to deliver relevant ads and measurement capabilities while reducing the amount of personal information we process, including by relying more on anonymized or aggregated third-party data. In addition, we are developing tools that enable marketers to share their data into our systems, as well as ad products that generate more valuable signals within our apps. More broadly, we also continue to innovate our advertising tools to help marketers prepare campaigns and connect with consumers, including developing growing formats such as Reels ads and our business messaging ad products. Across all of these efforts, we are making significant investments in artificial intelligence (AI), including generative AI, to improve our delivery, targeting, and measurement capabilities. Further, we are focused on driving onsite conversions in our business messaging ad products by developing new features and scaling existing features.

We are also engaging with others across our industry to explore the possibility of new open standards for the private and secure processing of data for advertising purposes. We believe our ongoing improvements to ad targeting and measurement are continuing to drive improved results for advertisers. However, we expect that some of these efforts will be long-term initiatives, and that the legislative, regulatory and platform developments described above will continue to adversely impact our advertising revenue for the foreseeable future.

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets continue to be pressured by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. In addition, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant unconnected content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more markets from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the second quarter of 2023. These trends adversely affected advertising revenue in the second quarter of 2023, and we expect will continue to affect our advertising revenue in the foreseeable future.

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
Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our efficiency, while still remaining focused on investing in significant opportunities. We expect the majority of our investments in 2023 to be in data center capacity, servers, and network infrastructure supporting our FoAs and RL. In the six months ended June 30, 2023, 81% of our total costs and expenses were recognized in FoA and 19% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI.

We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. Our RL segment reduced our 2022 overall operating profit by approximately $13.72 billion, and we expect our RL operating losses to continue to increase in 2023 and beyond. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
2.76
2.81
2.82
2.87
2.88
2.93
2.96
3.02
3.07
Jun 30 2021
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023

--DAP/MAP:------79%-------78%--------79%--------79%---------79%--------79%--------79%--------79%--------79%-----

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

Worldwide DAP increased 7% to 3.07 billion on average during June 2023 from 2.88 billion during June 2022.

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

As of June 30, 2023, we had 3.88 billion MAP, an increase of 6% from 3.65 billion as of June 30, 2022.

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

ARPP:	$8.36	$8.18	$9.39	$7.72	$7.91	$7.53	$8.63	$7.59	$8.32

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the second quarter of 2023, worldwide ARPP was $8.32, an increase of 5% from the second quarter of 2022.

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

----
DAU/MAU:--66%------66%------66%------67%------67%------67%------67%-----68%------68%-

--
DAU/MAU:--75%-----75%------74%------75%------75%-----74%------75%------74%------75%----DAU/MAU:-73%------73%------72%-----73%------74%------74%------75%------75%------75%---
--
DAU/MAU:--62%-----63%------63%------64%------64%-----64%------65%------66%------66%----DAU/MAU:-65%------66%------65%-----66%------66%------66%------66%------67%------66%---
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 5% to 2.06 billion on average during June 2023 from 1.97 billion during June 2022. Users in India, Nigeria, and Vietnam represented the top three sources of growth in DAUs during June 2023, relative to the same period in 2022.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of June 30, 2023, we had 3.03 billion MAUs, an increase of 3% from June 30, 2022. Users in India, Nigeria, and Vietnam represented the top three sources of growth in the second quarter of 2023, relative to the same period in 2022.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the second quarter of 2023 in the United States & Canada region was more than 10 times higher than in the Asia-Pacific region.
---ARPU:--$10.12---$10.00---$11.57---$9.54---$9.82----$9.41----$10.86----$9.62---$10.63-

-
--ARPU:--$53.01--$52.34--$60.57--$48.29---$50.25--$49.13---$58.77---$48.85---$53.53--------ARPU:--$17.23--$16.50--$19.68--$15.35--$15.64---$14.23--$17.29---$15.51---$17.88

-ARPU:--$4.16----$4.30----$4.89----$4.47----$4.54----$4.42----$4.61-----$4.52----$4.88-------ARPU:--$3.05-----$3.14----$3.43----$3.14----$3.35----$3.21----$3.52-----$3.35----$3.76

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

During the second quarter of 2023, worldwide ARPU was $10.63, an increase of 8% from the second quarter of 2022. Over this period, ARPU increased by 14% in Europe, 12% in Rest of World, and 7% in Asia-Pacific and United States & Canada. User growth was mostly in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region in a particular period, or potentially decrease even if ARPU increases in each geographic region.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$31,999	$28,822	$60,645	$56,729
Costs and expenses:
Cost of revenue	5,945	5,192	12,054	11,197
Research and development	9,344	8,690	18,725	16,397
Marketing and sales	3,154	3,595	6,198	6,907
General and administrative	4,164	2,987	7,049	5,347
Total costs and expenses	22,607	20,464	44,026	39,848
Income from operations	9,392	8,358	16,619	16,881
Interest and other income (expense), net	(99)	(172)	(19)	213
Income before provision for income taxes	9,293	8,186	16,600	17,094
Provision for income taxes	1,505	1,499	3,102	2,942
Net income	$7,788	$6,687	$13,498	$14,152

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	18	20	20
Research and development	29	30	31	29
Marketing and sales	10	12	10	12
General and administrative	13	10	12	9
Total costs and expenses	71	71	73	70
Income from operations	29	29	27	30
Interest and other income (expense), net	—	(1)	—	—
Income before provision for income taxes	29	28	27	30
Provision for income taxes	5	5	5	5
Net income	24%	23%	22%	25%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Advertising	$31,498	$28,152	12%	$59,599	$55,150	8%
Other revenue	225	218	3%	430	433	(1)%
Family of Apps	31,723	28,370	12%	60,029	55,583	8%
Reality Labs	276	452	(39)%	616	1,146	(46)%
Total revenue	$31,999	$28,822	11%	$60,645	$56,729	7%

Family of Apps

FoA revenue in the three and six months ended June 30, 2023 increased $3.35 billion, or 12%, and $4.45 billion, or 8%, respectively, compared to the same periods in 2022. The increases were driven by advertising revenue.

Advertising

Advertising revenue in the three and six months ended June 30, 2023 increased $3.35 billion, or 12%, and $4.45 billion, or 8%, respectively, compared to the same periods in 2022 due to an increase in the number of ads delivered, partially offset by a decrease in the average price per ad. During the three and six months ended June 30, 2023, the number of ads delivered increased by 34% and 30%, respectively, year-over-year as compared with increases of 15% in the same periods in 2022. Ad impressions grew in all regions during the three and six months ended June 30, 2023 as compared to the same periods in 2022, mainly driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increase in ads delivered during the three and six months ended June 30, 2023 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. During the three and six months ended June 30, 2023, the average price per ad decreased by 16% and 17%, respectively, year-over-year, as compared with decreases of 14% and 11%, respectively, in the same periods in 2022. The decreases in average price per ad were driven by increases in the number of ads delivered, especially in geographies and in products, such as Reels, that monetize at lower rates, and an unfavorable foreign exchange impact. While the average price per ad declined, we believe the improvements to our ad targeting and measurement tools have a favorable impact on our ad performance and advertising demand. Other factors are also discussed in the section entitled "—Executive Overview of Second Quarter Results." In addition, year-over-year advertising revenue growth was driven mainly by marketer spending in online commerce, the entertainment and media industries, and consumer packaged goods. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three and six months ended June 30, 2023 decreased $176 million, or 39%, and $530 million, or 46%, respectively, compared to the same periods in 2022. The decreases in RL revenue were primarily driven by a decrease in the volume of Meta Quest sales.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies for the three and six months ended June 30, 2023 compared to the same periods in 2022 had an unfavorable impact on revenue. If we had translated revenue for the three months ended June 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $32.27 billion and $31.77 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $274 million and $269 million higher than actual total revenue and advertising revenue, respectively, for the three months ended June 30, 2023. If we had translated revenue for the six months ended June 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $61.73 billion and $60.67 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $1.09 billion and $1.08 billion higher than actual total revenue and advertising revenue, respectively, for the six months ended June 30, 2023.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Cost of revenue	$5,945	$5,192	15%	$12,054	$11,197	8%
Percentage of revenue	19%	18%		20%	20%

Cost of revenue in the three and six months ended June 30, 2023 increased $753 million, or 15%, and $857 million, or 8%, respectively, compared to the same periods in 2022. The increases were primarily driven by higher operational expenses related to our data centers and technical infrastructure. In the six months ended June 30, 2023, the increase was partially offset by a decrease in content costs.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Research and development	$9,344	$8,690	8%	$18,725	$16,397	14%
Percentage of revenue	29%	30%		31%	29%

Research and development expenses in the three and six months ended June 30, 2023 increased $654 million, or 8%, and $2.33 billion, or 14%, respectively, compared to the same periods in 2022. The increases were mainly from higher payroll and related expenses driven by an increase in share-based compensation expenses. To a lesser extent, restructuring charges related to facilities consolidation and severance and other personnel costs also contributed to the increases.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Marketing and sales	$3,154	$3,595	(12)%	$6,198	$6,907	(10)%
Percentage of revenue	10%	12%		10%	12%

Marketing and sales expenses in the three and six months ended June 30, 2023 decreased $441 million, or 12%, and $709 million, or 10%, respectively, compared to the same periods in 2022. The decreases were mostly due to decreases in marketing and promotional expenses as well as payroll and related expenses. The payroll and related expenses decreased as a result of a 20% decrease in employee headcount from June 30, 2022 to June 30, 2023 in our marketing and sales functions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
General and administrative	$4,164	$2,987	39%	$7,049	$5,347	32%
Percentage of revenue	13%	10%		12%	9%

General and administrative expenses in the three and six months ended June 30, 2023 increased $1.18 billion, or 39%, and $1.70 billion, or 32%, respectively, compared to the same periods in 2022. The increases were primarily due to accrued legal expenses relating to the fine imposed by the Irish Data Protection Commission in the ongoing data transfers matter and the adoption of new fining guidelines by the European Data Protection Board. In the three months ended June 30, 2023, the increase was partially offset by a decrease in payroll and related expenses as a result of an 11% decrease in employee headcount from June 30, 2022 to June 30, 2023 in our general and administrative functions.

See Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal and related matters.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Family of Apps	$13,131	$11,164	18%	$24,351	$22,647	8%
Reality Labs	(3,739)	(2,806)	(33)%	(7,732)	(5,766)	(34)%
Total income from operations	$9,392	$8,358	12%	$16,619	$16,881	(2)%

Family of Apps

FoA income from operations in the three and six months ended June 30, 2023 increased $1.97 billion, or 18%, and $1.70 billion, or 8%, respectively, compared to the same periods in 2022. The increases were mainly driven by higher advertising revenue, partially offset by increases in legal-related costs and restructuring charges related to severance and other personnel costs and facilities consolidation.

Reality Labs

RL loss from operations in the three and six months ended June 30, 2023 increased $933 million, or 33%, and $1.97 billion, or 34%, respectively, compared to the same periods in 2022. The increases were primarily due to decreases in RL revenue, increases in payroll and related expenses, and restructuring charges related to facilities consolidation and severance and other personnel costs. In the three months ended June 30, 2023, the increase in RL loss was also attributed to a prior year reduction in loss reserves on purchase commitments.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal and related matters, respectively.

Interest and other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Interest income	$323	$96	236%	$517	$177	192%
Interest expense	(116)	(5)	NM	(172)	(10)	NM
Foreign currency exchange gains (losses), net	(145)	(60)	(142)%	(207)	(6)	NM
Other income (expense), net	(161)	(203)	21%	(157)	52	NM
Interest and other income (expense), net	$(99)	$(172)	42%	$(19)	$213	(109)%

Interest and other income (expenses), net in the three and six months ended June 30, 2023 increased $73 million, or 42%, and decreased $232 million, or 109%, respectively, compared to the same periods in 2022. Other income (expense), net was mostly related to gains (losses) recognized for our equity investments.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Provision for income taxes	$1,505	$1,499	—%	$3,102	$2,942	5%
Effective tax rate	16%	18%		19%	17%

Our provision for income taxes in the three months ended June 30, 2023 increased $6 million, compared to the same period in 2022, due to an increase in income before provision for income taxes, partially offset by a decrease in the effective tax rate. Our provision for income taxes in the six months ended June 30, 2023 increased $160 million, or 5% compared to the same period in 2022, due to an increase in the effective tax rate.

Our effective tax rate decreased in the three months ended June 30, 2023 compared to the same period in 2022, mostly due to excess tax benefits recognized from share-based compensation and a U.S. tax benefit resulting from a change in foreign tax law, partially offset by a legal accrual that is not expected to be tax-deductible. Our effective tax rate increased in the six months ended June 30, 2023 compared to the same period in 2022, a majority of which was due to a favorable settlement of tax contingencies in 2022 and an increase in interest on tax contingencies and assessments, partially offset by excess tax benefits recognized from share-based compensation.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 21, 2023 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the rest of the year to be similar to the second quarter of 2023. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2023 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2023 could be higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

See Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $53.45 billion as of June 30, 2023, an increase of $12.71 billion from December 31, 2022. The increase was mostly due to $31.31 billion of cash generated from operations and $8.46 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the "Notes") in May 2023. These increases were partially offset by $13.44 billion for capital expenditures, including principal payments on finance leases, $10.26 billion for repurchases of our Class A common stock, and $2.70 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.

Cash paid for income taxes was $1.51 billion during the six months ended June 30, 2023. In the second quarter of 2023, we deferred our U.S. federal tax payments due to the California storms relief provided by the Internal Revenue Service. We expect to defer additional federal tax payments in the third quarter of 2023 and our cash payments for income taxes will increase significantly in the fourth quarter of 2023.

During the six months ended June 30, 2023, we repurchased and subsequently retired 60 million shares of our Class A common stock for an aggregate amount of $10.01 billion, including $59 million accrual related to the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2023, $40.91 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$31,307	$26,272
Net cash used in investing activities	$(11,946)	$(11,738)
Net cash used in financing activities	$(5,224)	$(17,223)

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2023 mostly consisted of net income adjusted for certain non-cash items, such as $7.11 billion of share-based compensation expense and $5.15 billion of depreciation and amortization expense, and $6.00 billion of changes in working capital. The increase in cash flows from operating activities during the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to an increase in cash collection from our customers driven by the increase in revenue and lower cash paid for income taxes.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 primarily consisted of $12.96 billion of net purchases of property and equipment as we continued to invest in data centers, servers, and network infrastructure, partially offset by $2.35 billion proceeds from maturities and sales of marketable debt securities. Cash used in investing activities during the six months ended June 30, 2023, increased by $208 million compared to the same period in 2022.

We anticipate making capital expenditures of approximately $27 billion to $30 billion in 2023.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2023 primarily consisted of $10.26 billion for repurchases of our Class A common stock and $2.70 billion of taxes paid related to net share settlement of restricted stock units, partially offset by $8.46 billion proceeds from the issuance of the Notes in May 2023. The decrease in cash used in financing activities during the six months ended June 30, 2023, compared to the same period in 2022, was mostly due to the Notes proceeds in May 2023 and a decrease in cash paid for repurchases of our Class A common stock.

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

Long-term Debt

As of June 30, 2023, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $18.50 billion. These notes were issued in multiple series, which mature from 2027 through 2063. Short-term and long-term future interest payments obligations as of June 30, 2023 are $863 million and $16.82 billion, respectively. Net proceeds from the offerings are used for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments.

Taxes

As of June 30, 2023, we had taxes payable of $1.50 billion related to a one-time transition tax payable incurred as a result of the Tax Act, of which $936 million is due within one year. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $6.01 billion related to the uncertain tax positions as of June 30, 2023. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Policies and Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the six months ended June 30, 2023. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us and is subject to court approval. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. We believe the lawsuits described above are without merit, and we are vigorously defending them. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding, seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. Among the modifications sought by the FTC are a prohibition on our use of minors’ data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. Argument is scheduled before the court on October 17, 2023.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we continue to engage with the

IDPC to understand their impact on the above corrective orders and what, if any, remaining potential impact there may be to our operations. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceeding) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in June 2019 we were informed by the FTC that it had opened an antitrust investigation of our company. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. In addition, beginning in the third quarter of 2019, we became the subject of antitrust investigations by the U.S. Department of Justice and state attorneys general. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and on April 27, 2023, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court's order dismissing the attorneys general's complaint. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We believe this case to be without merit, and we are vigorously defending it.

On February 6, 2019, the German Federal Cartel Office (FCO) issued an antitrust injunction order claiming that our terms and policies on data sharing across our apps, and collection from third-party websites via our business tools, breached European data protection principles and German competition law. We brought a lawsuit seeking to invalidate the order on February 11, 2019. On March 24, 2021, the Higher Regional Court, Düsseldorf, Germany referred several questions to the

Court of Justice of the European Union (CJEU) including certain questions regarding interpretation of the GDPR. On July 4, 2023, the CJEU issued a decision which in particular makes it more difficult to rely on "legitimate interests," and "contractual necessity" as opposed to user "consent," as a legal basis for data processing under the GDPR for ads and personalization purposes.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

In July 2017, an individual filed an action in the U.S. District Court for the Northern District of California against us and other companies for allegedly violating the Anti-Terrorism Act by aiding, abetting, and providing material support to an organization that committed an international terrorist act, and seeking unspecified damages. In October 2018, the district court granted our motion to dismiss. In June 2021, the U.S. Court of Appeals for the Ninth Circuit reversed the judgment. On October 3, 2022, the U.S. Supreme Court agreed to review the judgment in this action, along with a companion case against another company in which the U.S. Supreme Court agreed to review the scope of protection available to online platforms under Section 230 of the Communications Decency Act (Section 230). The Supreme Court heard oral argument in this case and the companion case on February 21, 2023 and February 22, 2023. On May 18, 2023, the Supreme Court unanimously reversed the U.S. Court of Appeals for the Ninth Circuit's judgment, holding that the plaintiffs failed to state a claim. The Supreme Court also vacated and remanded the companion case without addressing the meaning of Section 230. However, changes to the protections available under Section 230 may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business.

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

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the district court subsequently stayed the case and is scheduled to hear argument on September 12, 2023. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California. The California state court proceedings are now pending before a trial judge from Los Angeles County Superior Court. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the related mental and physical health and safety impacts on teenage users.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. We believe this lawsuit is without merit, and we are vigorously defending it.

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
•acquisitions and our ability to successfully integrate our acquisitions;
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
•our ability to obtain, maintain, protect, and enforce our intellectual property rights; and
Risks Related to Ownership of Our Class A Common Stock
•limitations on the ability of holders of our Class A Common Stock to influence corporate matters due to the dual class structure of our common stock and the control of a majority of the voting power of our outstanding capital stock by our founder, Board Chair, and CEO.
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
•we are unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, or are otherwise limited in our business operations, as a result of European courts invalidating the EU-U.S. DPF or regulators, courts, or legislative bodies determining that the legal bases we rely upon to transfer user data from the European Union to the United States are invalid;
•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (GDPR), the European Union's ePrivacy Directive, the European Union's Digital Markets Act (DMA), the European Digital Services Act (DSA), the U.S. state privacy laws including the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), the Arkansas Social Media Safety Act, Utah Social Media Regulation Act, or other laws, regulations, or regulatory actions, or otherwise;
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
•limitations on our ability to offer a number of our most significant products and services, including Facebook and Instagram, in Europe as a result of European courts invalidating the EU-U.S. DPF or regulators, courts, or legislative bodies determining that the legal bases we rely upon to transfer user data from the European Union to the United States are invalid;
•limitations on our ability to deliver ads to users under the age of 18 and, in some cases, to continue to offer certain products or services to certain cohorts of users, whether voluntarily, as a result of new laws and regulations in the United States and other jurisdictions, or otherwise;
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
•the effectiveness of our ad targeting or degree to which users opt in or out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, CCPA, as amended by the CPRA, DMA, other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, as amended by the CPRA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to the December 2022 decision by the IDPC regarding the legal basis for our delivery of behavioral advertising in Europe, we implemented changes to allow EU users to opt-out of seeing such behavioral advertising.

In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including changes implemented in connection with the GDPR, ePrivacy Directive, DMA, and other regulatory frameworks.

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

We are making significant investments in artificial intelligence (AI) initiatives, including generative AI, to, among other things, recommend relevant unconnected content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

There are significant risks involved in development and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how to respond to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products. Further, our ability to continue to develop AI technologies may be dependent on access to specific third party equipment and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third party infrastructure, especially in a highly competitive environment.

We are also developing AI technology that we make available via open source, commercial, and bespoke license agreements to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, or to develop competing technologies. While we may mitigate certain risks associated with the improper use of our AI models through both technical measures and the inclusion of contractual restrictions on third-party use in any agreement between us and any third party, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability.

As such, it is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.
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

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our applications or our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has released changes to iOS that limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.

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
•changes in the legislative or regulatory environment, including with respect to privacy, data protection, antitrust, content, or AI or actions by governments or regulators, including fines, orders, or consent decrees;

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

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, various challenges with the supply chain related to supporting our technical infrastructure. As a result, we have adjusted, and may continue to adjust in the future, our procurement practices to adapt to the evolving landscape. We may not be able to secure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms.

Any of these developments may result in interruptions in the availability or performance of our products, require unfavorable changes to existing products, delay the introduction of future products, or otherwise adversely affect our business and financial results.
We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in emerging markets that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have in the past suspended, and may in the future suspend, certain of these projects as a result of various factors. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic, trade disputes, or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and action by a foreign government, or our response to such government action, has resulted in the past, and may result in the future, in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. For example, in 2022, the United Kingdom Competition and Markets Authority directed us to divest our Giphy acquisition. In addition, although we were subsequently able to complete the acquisition in 2023, in 2022, the FTC filed lawsuits against us to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, user well-being, employment, contingent workers, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of facial recognition technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, and allegations that Facebook and Instagram cause "social media addiction" in users. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of July 2023, nearly 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.

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
Given our levels of share-based compensation, our tax rate has in the past varied, and may in the future vary, significantly depending on our stock price.

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the six months ended June 30, 2023, tax shortfalls recognized from share-based compensation increased our provision for income taxes by $2 million, which did not significantly impact our effective tax rate as compared to the tax rate without such shortfalls. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We currently depend on the continued services and performance of our key personnel, including Mark Zuckerberg. If Mr. Zuckerberg were to become unavailable for any reason, there could be a material adverse impact on our operations. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business.

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

Mark Zuckerberg, our founder, Board Chair, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or, in some cases, the replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States, and create the potential for significant fines to be imposed.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, provide our services to younger users, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results, including by imposing significant fines that increasingly may be calculated based on global revenue.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland’s reliance on SCCs in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court.

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a “qualifying state” under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to organizations in the United States that are included in the “Data Privacy Framework List,” maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. Although the implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, we continue to engage with the IDPC to understand their impact on the above corrective orders and what, if any, remaining potential impact there may be to our operations. A determination that these do not fully resolve the matters that led to the finding of infringement or that we are required to take further steps to comply with the corrective orders could increase the cost and complexity of delivering our products and services in Europe. Furthermore, the EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments in the past, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), also establishes certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our advertising business.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which will begin to apply to our business as of August 2023, will impose new restrictions and requirements for our products and services and may significantly increase our compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to processing of sensitive data, data from third-parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content moderation, and competition. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and recently initiated an administrative proceeding against us, which we are challenging, that alleges deficient compliance and seeks changes to our business. If we are unsuccessful in our challenge to the FTC’s action and the agency imposes its proposed new order, we could be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. We have in the past been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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
Compliance with our FTC consent order, the GDPR, the CCPA, as amended by the CPRA, the ePrivacy Directive, the DMA, the DSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as the CCPA, as amended by the CPRA, ePrivacy Directive, DMA, and DSA. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The FTC recently initiated an administrative proceeding against us alleging deficient compliance with the FTC consent order. We are challenging these proceedings, however, any changes to the requirements of the consent order may require us to further increase the time, resources, and costs we spend on compliance with oversight efforts. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we will be subject to new restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement. If we are unable to successfully implement and comply with the mandates of the FTC consent order, GDPR, U.S. state privacy laws, including the CCPA, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims and government inquiries relating to information or content that is published or made available on our products, including our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which most member states have already implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. In the United States, the U.S. Supreme Court recently heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various litigation and state and federal legislative and executive efforts to remove or restrict the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which will begin to apply to our business as of August 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. Certain countries have also proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States, the European Economic Area, the United Kingdom, and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our regulated Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a significant number of registered trademarks and issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source and other permissive licenses and have made other technology we developed available under such licenses, and we include open source software in our products. Additionally, our AI is trained on data sets that may include open source software and the outputs of our AI may be subject to open source license restrictions or obligations. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through June 30, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Holders of our Class B common stock, including our founder, Board Chair, and CEO, together hold a majority of the combined voting power of our outstanding capital stock, and therefore are able to control the outcome of all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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
•only our board chair, our chief executive officer, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2023	3,788	$214.16	3,788	$40,915
May 1 - 31, 2023	—	$—	—	$40,915
June 1 - 30, 2023	—	$—	—	$40,915
	3,788		3,788
____________________________________
(1)On November 18, 2016, we announced that our board of directors had authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In January 2023, an additional $40 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 13 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 1, 2023, Nick Clegg, our President, Global Affairs, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of all shares received during the duration of the plan pursuant to equity awards granted to Mr. Clegg, excluding any shares withheld by the company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. The plan will terminate on May 16, 2024, subject to early termination for certain specified events set forth in the plan.

On May 13, 2023, Susan Li, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of 2,108 shares of our Class A common stock and all shares received during the duration of the plan pursuant to equity awards granted to Ms. Li and her spouse, excluding any shares withheld by the company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. The plan will terminate on December 31, 2024, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Second Supplemental Indenture, dated as of May 3, 2023, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee, including forms of global notes representing the 4.600% Senior Notes due 2028, 4.800% Senior Notes due 2030, 4.950% Senior Notes due 2033, 5.600% Senior Notes due 2053 and 5.750% Senior Notes due 2063.	8-K	001-35551	4.1	May 3, 2023
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 26th day of July 2023.

META PLATFORMS, INC.

Date: July 26, 2023	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2023	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)