Form 10-Q
period 2023-09-30
Meta Platforms, Inc.
filed 2023-10-26
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,219,607,026	shares outstanding as of October 20, 2023
Class B Common Stock	$0.000006 par value	350,255,706	shares outstanding as of October 20, 2023

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

In addition, our Family metrics and Facebook metrics estimates will differ from estimates published by third parties due to differences in methodology or other factors such as data limitations or other challenges in measuring large online and mobile populations. For example, our Family metrics estimates in some instances exceed estimates of addressable online and mobile populations that are based on data published by third parties.

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$36,890	$14,681
Marketable securities	24,233	26,057
Accounts receivable, net	12,944	13,466
Prepaid expenses and other current assets	4,311	5,345
Total current assets	78,378	59,549
Non-marketable equity securities	6,142	6,201
Property and equipment, net	91,772	79,518
Operating lease right-of-use assets	13,033	12,673
Intangible assets, net	813	897
Goodwill	20,668	20,306
Other assets	5,468	6,583
Total assets	$216,274	$185,727

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,372	$4,990
Partners payable	770	1,117
Operating lease liabilities, current	1,460	1,367
Accrued expenses and other current liabilities	23,929	19,552
Total current liabilities	30,531	27,026
Operating lease liabilities, non-current	16,374	15,301
Long-term debt	18,383	9,923
Other liabilities	8,113	7,764
Total liabilities	73,401	60,014
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,221 million and 2,247 million shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively; 4,141 million Class B shares authorized, 350 million and 367 million shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	71,224	64,444
Accumulated other comprehensive loss	(3,556)	(3,530)
Retained earnings	75,205	64,799
Total stockholders' equity	142,873	125,713
Total liabilities and stockholders' equity	$216,274	$185,727
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$34,146	$27,714	$94,791	$84,444
Costs and expenses:
Cost of revenue	6,210	5,716	18,264	16,913
Research and development	9,241	9,170	27,966	25,567
Marketing and sales	2,877	3,780	9,075	10,688
General and administrative	2,070	3,384	9,119	8,731
Total costs and expenses	20,398	22,050	64,424	61,899
Income from operations	13,748	5,664	30,367	22,545
Interest and other income (expense), net	272	(88)	254	125
Income before provision for income taxes	14,020	5,576	30,621	22,670
Provision for income taxes	2,437	1,181	5,540	4,123
Net income	$11,583	$4,395	$25,081	$18,547
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$4.50	$1.64	$9.73	$6.86
Diluted	$4.39	$1.64	$9.56	$6.82
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,576	2,682	2,577	2,703
Diluted	2,641	2,687	2,623	2,718
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$11,583	$4,395	$25,081	$18,547
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(533)	(1,037)	(322)	(2,472)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	83	(606)	296	(1,889)
Comprehensive income	$11,133	$2,752	$25,055	$14,186
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2023						Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,573	$—	$69,159	$(3,106)	$67,980	$134,033	2,697	$—	$59,929	$(3,411)	$69,249	$125,767
Issuance of common stock	17	—	—	—	—	—	14	—	—	—	—	—
Shares withheld related to net share settlement	(7)	—	(1,427)	—	(660)	(2,087)	(5)	—	(971)	—	(40)	(1,011)
Share-based compensation	—	—	3,492	—	—	3,492	—	—	3,134	—	—	3,134
Share repurchases	(12)	—	—	—	(3,698)	(3,698)	(41)	—	—	—	(6,548)	(6,548)
Other comprehensive loss	—	—	—	(450)	—	(450)	—	—	—	(1,643)	—	(1,643)
Net income	—	—	—	—	11,583	11,583	—	—	—	—	4,395	4,395
Balances at end of period	2,571	$—	$71,224	$(3,556)	$75,205	$142,873	2,665	$—	$62,092	$(5,054)	$67,056	$124,094

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,614	$—	$64,444	$(3,530)	$64,799	$125,713	2,741	$—	$55,811	$(693)	$69,761	$124,879
Issuance of common stock	49	—	—	—	—	—	39	—	—	—	—	—
Shares withheld related to net share settlement	(20)	—	(3,823)	—	(966)	(4,789)	(14)	—	(2,703)	—	(235)	(2,938)
Share-based compensation	—	—	10,603	—	—	10,603	—	—	8,984	—	—	8,984
Share repurchases	(72)	—	—	—	(13,709)	(13,709)	(101)	—	—	—	(21,017)	(21,017)
Other comprehensive loss	—	—	—	(26)	—	(26)	—	—	—	(4,361)	—	(4,361)
Net income	—	—	—	—	25,081	25,081	—	—	—	—	18,547	18,547
Balances at end of period	2,571	$—	$71,224	$(3,556)	$75,205	$142,873	2,665	$—	$62,092	$(5,054)	$67,056	$124,094
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$25,081	$18,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,006	6,310
Share-based compensation	10,603	8,984
Deferred income taxes	1,292	(2,113)
Impairment charges for facilities consolidation, net	1,342	413
Other	278	71
Changes in assets and liabilities:
Accounts receivable	444	1,930
Prepaid expenses and other current assets	(141)	(693)
Other assets	31	(160)
Accounts payable	(543)	(666)
Partners payable	(347)	(12)
Accrued expenses and other current liabilities	5,702	2,942
Other liabilities	(39)	411
Net cash provided by operating activities	51,709	35,964
Cash flows from investing activities
Purchases of property and equipment	(19,601)	(22,388)
Proceeds relating to property and equipment	148	190
Purchases of marketable debt securities	(1,810)	(8,885)
Maturities and sales of marketable debt securities	3,825	10,895
Acquisitions of businesses and intangible assets	(565)	(1,250)
Other investing activities	(20)	(1)
Net cash used in investing activities	(18,023)	(21,439)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(4,789)	(2,938)
Repurchases of Class A common stock	(13,832)	(21,093)
Proceeds from issuance of long-term debt, net	8,455	9,921
Principal payments on finance leases	(751)	(615)
Other financing activities	(182)	(351)
Net cash used in financing activities	(11,099)	(15,076)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(283)	(1,063)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,304	(1,614)
Cash, cash equivalents, and restricted cash at beginning of the period	15,596	16,865
Cash, cash equivalents, and restricted cash at end of the period	$37,900	$15,251

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$36,890	$14,308
Restricted cash, included in prepaid expenses and other current assets	152	232
Restricted cash, included in other assets	858	711
Total cash, cash equivalents, and restricted cash	$37,900	$15,251

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow data
Cash paid for income taxes, net	$2,016	$4,647
Cash paid for interest, net of amounts capitalized	$302	$—
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,506	$4,130
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$182	$294
Repurchases of Class A common stock in accrued expenses and other current liabilities	$122	$265
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

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advertising	$33,643	$27,237	$93,242	$82,387
Other revenue	293	192	724	624
Family of Apps	33,936	27,429	93,966	83,011
Reality Labs	210	285	825	1,433
Total revenue	$34,146	$27,714	$94,791	$84,444

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States and Canada (1)	$12,908	$11,966	$36,761	$35,931
Europe (2)	7,578	5,996	21,852	19,284
Asia-Pacific	9,790	6,797	25,634	20,480
Rest of World (2)	3,870	2,955	10,544	8,749
Total revenue	$34,146	$27,714	$94,791	$84,444
____________________________________
(1)    United States revenue was $12.16 billion and $11.29 billion for the three months ended September 30, 2023 and 2022, respectively, and $34.60 billion and $33.81 billion for the nine months ended September 30, 2023 and 2022, respectively.
(2)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $526 million as of September 30, 2023 and December 31, 2022. As of September 30, 2023, we expect $509 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2023 Restructuring

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments (the 2023 Restructuring). Impacted employees in our recruiting, technology, and business groups were notified during March 2023 to May 2023. In certain regions, it may take through the end of 2023 or longer to complete these layoffs. We expect total pre-tax severance and related personnel costs to be approximately $1.2 billion across the FoA and RL segments, of which $1.16 billion was recognized during the nine months ended September 30, 2023 in accordance with Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations, where applicable.

A summary of our 2023 Restructuring pre-tax charges, including subsequent adjustments, recorded for severance and related personnel costs in the three and nine months ended September 30, 2023 is as follows (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Research and development	$(72)	$394
Marketing and sales	69	291
General and administrative	39	470
Total (1)	$36	$1,155
____________________________________
(1)    Total severance and related personnel costs include $99 million expense for share-based compensation recognized for the layoffs during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, total restructuring charges recorded under our FoA segment were $37 million and $1.07 billion, respectively, and the remainder was recorded under our RL segment.

The following is a summary of changes in the accrued severance and other personnel liabilities related to 2023 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2023	$—
Severance and other personnel costs	1,056
Cash payments	(944)
Balance as of September 30, 2023	$112

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. This includes a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). As of September 30, 2023, we have completed the 2022 employee layoff while continuing to assess facilities consolidation and data center restructuring initiatives.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$25	$—	$(12)	$13	$92	$—	$(232)	$(140)
Research and development	228	2	—	230	871	(9)	—	862
Marketing and sales	54	1	—	55	233	(1)	—	232
General and administrative	45	1	—	46	210	(16)	—	194
Total	$352	$4	$(12)	$344	$1,406	$(26)	$(232)	$1,148
____________________________________
(1)Relates to changes in estimates in our data center restructuring charges recorded during 2022.

The 2022 Restructuring charges recorded to date were $5.76 billion, of which $3.70 billion were related to facilities consolidation, $1.11 billion were related to data center assets, and $949 million were related to severance and other personnel costs. These charges recorded under our FoA and RL segments were $4.96 billion and $794 million, respectively.

The following is a summary of changes in the severance and other personnel liabilities related to the 2022 layoff activities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2022	$—
Severance and other personnel costs	975
Cash payments	(203)
Balance as of December 31, 2022	772
Adjustments and foreign exchange	(35)
Cash payments	(737)
Balance as of September 30, 2023	$—

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

For the three and nine months ended September 30, 2023, 5 million and 21 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were 119 million and 93 million shares for the three and nine months ended September 30, 2022, respectively.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$10,007	$1,576	$3,729	$666	$21,626	$3,455	$15,736	$2,811
Denominator
Shares used in computation of basic earnings per share	2,226	350	2,276	406	2,222	355	2,293	410
Basic EPS	$4.50	$4.50	$1.64	$1.64	$9.73	$9.73	$6.86	$6.86
Diluted EPS:
Numerator
Net income	$10,007	$1,576	$3,729	$666	$21,626	$3,455	$15,736	$2,811
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,576	—	666	—	3,455	—	2,811	—
Reallocation of net income to Class B common stock	—	(38)	—	(1)	—	(60)	—	(16)
Net income for diluted EPS	$11,583	$1,538	$4,395	$665	$25,081	$3,395	$18,547	$2,795
Denominator
Shares used in computation of basic earnings per share	2,226	350	2,276	406	2,222	355	2,293	410
Conversion of Class B to Class A common stock	350	—	406	—	355	—	410	—
Weighted-average effect of dilutive RSUs	65	—	5	—	46	—	15	—
Shares used in computation of diluted earnings per share	2,641	350	2,687	406	2,623	355	2,718	410
Diluted EPS	$4.39	$4.39	$1.64	$1.64	$9.56	$9.56	$6.82	$6.82

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,333
Cash equivalents:
Money market funds	29,639	$29,639	$—	$—
U.S. government and agency securities	1,445	1,445	—	—
Time deposits	350	—	350	—
Corporate debt securities	123	—	123	—
Total cash and cash equivalents	36,890	31,084	473	—
Marketable securities:
U.S. government securities	8,741	8,741	—	—
U.S. government agency securities	4,028	4,028	—	—
Corporate debt securities	11,464	—	11,464	—
Total marketable securities	24,233	12,769	11,464	—
Restricted cash equivalents	836	836	—	—
Other assets	96	—	—	96
Total	$62,055	$44,689	$11,937	$96

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,176
Cash equivalents:
Money market funds	8,305	$8,305	$—	$—
U.S. government and agency securities	16	16	—	—
Time deposits	156	—	156	—
Corporate debt securities	28	—	28	—
Total cash and cash equivalents	14,681	8,321	184	—
Marketable securities:
U.S. government securities	8,708	8,708	—	—
U.S. government agency securities	4,989	4,989	—	—
Corporate debt securities	12,335	—	12,335	—
Marketable equity securities	25	25	—	—
Total marketable securities	26,057	13,722	12,335	—
Restricted cash equivalents	583	583	—	—
Other assets	157	—	—	157
Total	$41,478	$22,626	$12,519	$157
Unrealized Losses on Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$567	$(7)	$7,235	$(424)	$7,802	$(431)
U.S. government agency securities	252	(1)	3,673	(230)	3,925	(231)
Corporate debt securities	660	(10)	10,196	(715)	10,856	(725)
Total	$1,479	$(18)	$21,104	$(1,369)	$22,583	$(1,387)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,008	$(234)	$3,499	$(247)	$8,507	$(481)
U.S. government agency securities	524	(17)	4,415	(308)	4,939	(325)
Corporate debt securities	4,555	(249)	7,256	(634)	11,811	(883)
Total	$10,087	$(500)	$15,170	$(1,189)	$25,257	$(1,689)

The decrease in the gross unrealized losses for the nine months ended September 30, 2023 is due to a shorter average portfolio duration. The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of September 30, 2023 and December 31, 2022.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

September 30, 2023
Due within one year	$7,167
Due after one year to five years	17,066
Total	$24,233

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value on a non-recurring basis within Level 3 during the nine months ended September 30, 2023 and 2022 were $53 million and $182 million, respectively. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	September 30, 2023	December 31, 2022
Non-marketable equity securities under measurement alternative:
Initial cost	$6,389	$6,388
Cumulative upward adjustments	293	293
Cumulative impairment/downward adjustments	(599)	(497)
Carrying value	6,083	6,184
Non-marketable equity securities under equity method	59	17
Total	$6,142	$6,201

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2023	December 31, 2022
Land	$1,900	$1,874
Servers and network assets	44,662	34,330
Buildings	35,422	27,720
Leasehold improvements	6,841	6,522
Equipment and other	7,056	5,642
Finance lease right-of-use assets	3,794	3,353
Construction in progress	22,945	25,052
Property and equipment, gross	122,620	104,493
Less: Accumulated depreciation	(30,848)	(24,975)
Property and equipment, net	$91,772	$79,518

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. As of September 30, 2023, construction in progress also includes $1.51 billion of servers and network assets components stored by our suppliers until required by our design manufacturers to fulfill certain purchase orders.

Depreciation expense on property and equipment was $2.83 billion and $2.13 billion for the three months ended September 30, 2023 and 2022, respectively, and $7.88 billion and $6.17 billion for the nine months ended September 30, 2023 and 2022, respectively. Within property and equipment, our servers and network assets depreciation expenses were $1.94 billion and $1.36 billion for the three months ended September 30, 2023 and 2022, respectively, and $5.16 billion and $3.92 billion for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, we capitalized $82 million and $198 million of interest expense, respectively, related to certain eligible construction in progress assets.

During the three and nine months ended September 30, 2023, we recorded $161 million and $352 million, respectively, of impairment loss mostly for leasehold improvements assets as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for our offices, data centers, and colocations. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between the remainder of 2023 and 2093. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$80	$92	$264	$285
Interest	5	4	15	12
Operating lease cost	487	480	1,560	1,326
Variable lease cost and other, net	163	87	399	263
Total lease cost	$735	$663	$2,238	$1,886

We also recorded net impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts of $179 million and $990 million for the three and nine months ended September 30, 2023, respectively, and $353 million for the three and nine months ended September 30, 2022. For additional information, see Note 3 — Restructuring.

Supplemental balance sheet information related to lease liabilities is as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Finance leases	13.9 years	14.4 years
Operating leases	11.9 years	12.5 years
Weighted-average discount rate:
Finance leases	3.3%	3.1%
Operating leases	3.5%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023 (in millions):

	Operating Leases	Finance Leases
The remainder of 2023	$387	$61
2024	2,291	60
2025	2,073	61
2026	2,021	60
2027	2,007	57
Thereafter	13,562	505
Total undiscounted cash flows	22,341	804
Less: Imputed interest	(4,507)	(145)
Present value of lease liabilities (1)	$17,834	$659

Lease liabilities, current	$1,460	$85
Lease liabilities, non-current	16,374	574
Present value of lease liabilities (1)	$17,834	$659
____________________________________
(1)    Lease liabilities include those operating leases that we plan to sublease or abandon as a part of our facilities consolidation restructuring efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of September 30, 2023, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $7.51 billion and $1.23 billion, respectively, primarily for data centers, colocations, and network infrastructure. These operating and finance leases will commence between the remainder of 2023 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$1,685	$1,197
Operating cash flows for finance leases	$15	$11
Financing cash flows for finance leases	$751	$615
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,042	$3,565
Finance leases	$460	$114
____________________________________
(1)Cash flows for operating leases during the nine months ended September 30, 2023 include cash paid for terminations of certain operating leases.

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the nine months ended September 30, 2023, we completed business acquisitions with total purchase consideration of $467 million in cash. Substantially all of the total consideration was allocated to $88 million of intangible assets and $366 million of goodwill. Goodwill generated from these business acquisitions completed was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not significant to our condensed consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our condensed consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2022	$19,250	$1,056	$20,306
Acquisitions	—	357	357
Adjustments	(4)	9	5
Goodwill at September 30, 2023	$19,246	$1,422	$20,668

The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		September 30, 2023			December 31, 2022
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.8	$466	$(155)	$311	$507	$(144)	$363
Acquired patents	2.5	321	(259)	62	380	(289)	91
Other	2.4	27	(12)	15	86	(25)	61
Total finite-lived assets		814	(426)	388	973	(458)	515
Total indefinite-lived assets	N/A	425	—	425	382	—	382
Total intangible assets		$1,239	$(426)	$813	$1,355	$(458)	$897

Amortization expense of intangible assets was $32 million and $45 million for the three months ended September 30, 2023 and 2022, respectively, and $123 million and $138 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2023	$37
2024	131
2025	93
2026	43
2027	24
Thereafter	60
Total	$388

Note 10. Long-term Debt

As of September 30, 2023, we had $18.50 billion of fixed-rate senior unsecured notes (the Notes), including $10.0 billion issued in August 2022 and $8.50 billion issued in May 2023. The following table summarizes the Notes and the carrying amount of our debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2023	December 31, 2022
August 2022 debt:
2027 Notes	2027	3.50%	3.63%	$2,750	$2,750
2032 Notes	2032	3.85%	3.92%	3,000	3,000
2052 Notes	2052	4.45%	4.51%	2,750	2,750
2062 Notes	2062	4.65%	4.71%	1,500	1,500

May 2023 debt:
2028 Notes	2028	4.60%	4.68%	1,500
2030 Notes	2030	4.80%	4.90%	1,000
2033 Notes	2033	4.95%	5.00%	1,750
2053 Notes	2053	5.60%	5.64%	2,500
2063 Notes	2063	5.75%	5.79%	1,750
Total face amount of long-term debt				18,500	10,000
Unamortized discount and issuance costs, net				(117)	(77)
Long-term debt				$18,383	$9,923

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the debt was $132 million and $291 million for the three and nine months ended September 30, 2023, respectively, and was immaterial for the three and nine months ended September 30, 2022.

The total estimated fair value of our outstanding debt was $16.76 billion as of September 30, 2023. The fair value was determined based on the closing trading price per $100 of the Notes as of September 30, 2023 and is categorized accordingly as Level 2 in the fair value hierarchy.

As of September 30, 2023, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2023 through 2026	$—
2027	2,750
Thereafter	15,750
Total outstanding debt	$18,500

Note 11. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	September 30, 2023	December 31, 2022
Legal-related accruals (1)	$7,119	$4,795
Accrued compensation and benefits	4,968	4,591
Accrued property and equipment	2,303	2,921
Accrued taxes (2)	4,608	2,339
Other current liabilities	4,931	4,906
Accrued expenses and other current liabilities	$23,929	$19,552
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.
(2)Accrued taxes as of September 30, 2023 include $1.56 billion of deferred U.S. federal income tax payments due to the California storms relief provided by the Internal Revenue Service. The deferred amount has been paid in October 2023.

The components of other liabilities are as follows (in millions):

	September 30, 2023	December 31, 2022
Income tax payable, non-current	$6,832	$6,645
Other non-current liabilities	1,281	1,119
Other liabilities	$8,113	$7,764

Note 12. Commitments and Contingencies

Contractual Commitments

We have $22.34 billion of non-cancelable contractual commitments as of September 30, 2023, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of September 30, 2023 (in millions):

The remainder of 2023	$8,724
2024	8,966
2025	1,521
2026	319
2027	214
Thereafter	2,596
Total	$22,340

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the projected market prices or expected volume consumption, the total estimated spend as of September 30, 2023 is approximately $13.75 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on prevailing market prices or actual volume purchased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. We believe the ongoing lawsuits described above are without merit, and we are vigorously defending them. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding, seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. Argument was held before the court on October 17, 2023. If the FTC proceeding is not enjoined or stayed, our response in the proceeding will be due on November 30, 2023, after which time the FTC could amend the order to impose these additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

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

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in June 2024. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC, U.S. Department of Justice, and state attorneys general. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and on April 27, 2023, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court's order dismissing the attorneys general's complaint. The attorneys general did not file a petition for certiorari by the deadline of July 26, 2023. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We believe this case to be without merit, and we are vigorously defending it.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We believe the lawsuits described above are without merit, and we are vigorously defending them.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the court heard argument on September 12, 2023. The case is stayed in the district court pending appeal. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California. On October 13, 2023, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the alleged mental and physical health and safety impacts on users, particularly younger users.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California and U.S. District Court for the Southern District of New York alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.

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

Note 13. Stockholders' Equity

Share Repurchase Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases under this program. In January 2023, an additional $40 billion of repurchases was authorized under this program. During the nine months ended September 30, 2023, we repurchased and subsequently retired 72 million shares of our Class A common stock for an aggregate amount of $13.71 billion, including $65 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022. As of September 30, 2023, $37.22 billion remained available and authorized for repurchases.

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

Share-based Compensation Plan

In December 2022, our board of directors approved an amendment to our 2012 Equity Incentive Plan (Amended 2012 Plan) to increase the number of shares reserved for issuance under the Amended 2012 Plan by 425 million shares, effective March 1, 2023 (Plan Amendment). The Plan Amendment was also approved by holders of a majority of the voting power of our outstanding capital stock in December 2022. As of September 30, 2023, there were 488 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$183	$209	$536	$582
Research and development	2,881	2,447	8,635	6,995
Marketing and sales	219	260	727	766
General and administrative	209	218	705	641
Total share-based compensation expense	$3,492	$3,134	$10,603	$8,984

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2022	127,110	$216.93
Granted	108,735	$198.34
Vested	(49,079)	$210.58
Forfeited	(22,063)	$210.81
Unvested at September 30, 2023	164,703	$207.37

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2023 and 2022 was $5.23 billion and $2.59 billion, respectively, and $11.97 billion and $7.77 billion during the nine months ended September 30, 2023 and 2022, respectively. The income tax benefit recognized related to awards vested during the three months ended September 30, 2023 and 2022 was $1.11 billion and $543 million, respectively, and $2.55 billion and $1.64 billion during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $32.31 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 14. Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter, including excess tax benefits recognized from share-based compensation and changes in unrecognized tax benefits. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign derived intangible income, and the effects of tax law changes.

Our gross unrecognized tax benefits were $11.22 billion and $10.76 billion on September 30, 2023 and December 31, 2022, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of September 30, 2023 were realized in a future period, this would result in a tax benefit of $6.83 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.39 billion and $1.07 billion as of September 30, 2023 and December 31, 2022, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of September 30, 2023, we have not resolved these matters and proceedings continue in the Tax Court.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Family of Apps	$33,936	$27,429	$93,966	$83,011
Reality Labs	210	285	825	1,433
Total revenue	$34,146	$27,714	$94,791	$84,444

Income (loss) from operations:
Family of Apps	$17,490	$9,336	$41,841	$31,983
Reality Labs	(3,742)	(3,672)	(11,474)	(9,438)
Total income from operations	$13,748	$5,664	$30,367	$22,545

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	September 30, 2023	December 31, 2022
United States	$87,932	$76,334
Rest of the world (1)	16,873	15,857
Total long-lived assets	$104,805	$92,191
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
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.
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

Our financial results and key community metrics for the third quarter of 2023 are set forth below. Our total revenue for the third quarter of 2023 was $34.15 billion, an increase of 23% compared to the third quarter of 2022, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 21% compared to the third quarter of 2022. Ad impressions delivered across our Family of Apps increased 31% year-over-year in the third quarter of 2023, partially offset by a 6% year-over-year decrease in our average price per ad.

Income from operations for the third quarter of 2023 was $13.75 billion, an increase of $8.08 billion, or 143%, compared to the third quarter of 2022, due to an increase in advertising revenue and a decrease in costs and expenses such as legal-related costs and marketing and promotional expenses.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change
	2023	2022		2023	2022		2023	2022

	(in millions, except percentages)
Revenue	$33,936	$27,429	24%	$210	$285	(26)%	$34,146	$27,714	23%
Costs and expenses	$16,446	$18,093	(9)%	$3,952	$3,957	—%	$20,398	$22,050	(7)%
Income (loss) from operations	$17,490	$9,336	87%	$(3,742)	$(3,672)	(2)%	$13,748	$5,664	143%
Operating margin	52%	34%		(1,782)%	(1,288)%		40%	20%

•Net income was $11.58 billion, with diluted earnings per share (EPS) of $4.39 for the three months ended September 30, 2023.
•Costs and expenses were $20.40 billion for the three months ended September 30, 2023.
•Capital expenditures, including principal payments on finance leases, were $6.76 billion for the three months ended September 30, 2023.
•Effective tax rate was 17% for the three months ended September 30, 2023.
•Cash, cash equivalents, and marketable securities were $61.12 billion as of September 30, 2023.
•Long-term debt was $18.38 billion as of September 30, 2023.
•Headcount was 66,185 as of September 30, 2023, a decrease of 24% year-over-year. A substantial majority of the employees impacted by the layoffs are no longer included in our reported headcount as of September 30, 2023.

Restructuring

Beginning in 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. As of September 30, 2023, we have substantially completed planned employee layoffs while continuing to assess facilities consolidation and data center restructuring initiatives.

A summary of our restructuring charges, including subsequent adjustments, for the three months ended September 30, 2023 by major activity type is as follows (in millions):

	Three Months Ended September 30, 2023
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$25	$—	$(12)	$13
Research and development	228	(70)	—	158
Marketing and sales	54	69	—	123
General and administrative	45	41	—	86
Total	$352	$40	$(12)	$380

During the three months ended September 30, 2023, we recorded total restructuring charges of $305 million under our FoA segment, and $75 million under our RL segment.

We expect to incur total pre-tax restructuring charges of approximately $3.5 billion during the full-year 2023, of which $2.30 billion was recognized during the nine months ended September 30, 2023.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Family of Apps Metrics

•Family daily active people (DAP) was 3.14 billion on average for September 2023, an increase of 7% year-over-year.
•Family monthly active people (MAP) was 3.96 billion as of September 30, 2023, an increase of 7% year-over-year.
•Facebook daily active users (DAUs) were 2.09 billion on average for September 2023, an increase of 5% year-over-year.
•Facebook monthly active users (MAUs) were 3.05 billion as of September 30, 2023, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps in the third quarter of 2023 increased by 31% year-over-year, and the average price per ad in the third quarter of 2023 decreased by 6% year-over-year.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, the European Digital Services Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and we expect these and other developments such as the Digital Markets Act will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and are engaging with regulators on our proposed consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. While we saw improvement in business and macroeconomic conditions in the third quarter of 2023, continued business, macroeconomic, and geopolitical uncertainty remains, which could impact our financial results in future periods. In addition, competitive products and services have reduced some users' engagement with our products and services. In response to competitive pressures, we are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant unconnected content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the third quarter of 2023. These trends adversely affected advertising revenue in the third quarter of 2023, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our efficiency, while still remaining focused on investing in significant opportunities. In the nine months ended September 30, 2023, 81% of our total costs and expenses were recognized in FoA and 19% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI.

We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. During the nine months ended September 30, 2023, our RL segment reduced our overall operating profit by approximately $11.47 billion, and we expect our RL operating losses to increase meaningfully in 2024. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
2.81
2.82
2.87
2.88
2.93
2.96
3.02
3.07
3.14
Sep 30 2021
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023

--DAP/MAP:------78%-------79%--------79%--------79%---------79%--------79%--------79%--------79%--------79%-----

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

Worldwide DAP increased 7% to 3.14 billion on average during September 2023 from 2.93 billion during September 2022.

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

As of September 30, 2023, we had 3.96 billion MAP, an increase of 7% from 3.71 billion as of September 30, 2022.

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

ARPP:	$8.18	$9.39	$7.72	$7.91	$7.53	$8.63	$7.59	$8.32	$8.71

			Ad Revenue			Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

During the third quarter of 2023, worldwide ARPP was $8.71, an increase of 16% from the third quarter of 2022.

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

----
DAU/MAU:--66%------66%------67%------67%------67%------67%------68%-----68%------68%-

--
DAU/MAU:--75%-----74%------75%------75%------74%-----75%------74%------75%------75%----DAU/MAU:-73%------72%------73%-----74%------74%------75%------75%------75%------75%---
--
DAU/MAU:--63%-----63%------64%------64%------64%-----65%------66%------66%------66%----DAU/MAU:-66%------65%------66%-----66%------66%------66%------67%------66%------67%---
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 5% to 2.09 billion on average during September 2023 from 1.98 billion during September 2022. Users in India, Nigeria, and Bangladesh represented the top three sources of growth in DAUs during September 2023, relative to the same period in 2022.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of September 30, 2023, we had 3.05 billion MAUs, an increase of 3% from September 30, 2022. Users in India, Nigeria, and Bangladesh represented the top three sources of growth in the third quarter of 2023, relative to the same period in 2022.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in the third quarter of 2023 in the United States & Canada region was more than 10 times higher than in the Asia-Pacific region.
---ARPU:--$10.00---$11.57---$9.54---$9.82---$9.41----$10.86----$9.62----$10.63---$11.23-

-
--ARPU:--$52.34--$60.57--$48.29--$50.25---$49.13--$58.77---$48.85---$53.53---$56.11--------ARPU:--$16.50--$19.68--$15.35--$15.64--$14.23---$17.29--$15.51---$17.88---$19.04

-ARPU:--$4.30----$4.89----$4.47----$4.54----$4.42----$4.61----$4.52-----$4.88----$5.12-------ARPU:--$3.14-----$3.43----$3.14----$3.35----$3.21----$3.52----$3.35-----$3.76----$4.22

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

During the third quarter of 2023, worldwide ARPU was $11.23, an increase of 19% from the third quarter of 2022. Over this period, ARPU increased by 34% in Europe, 31% in Rest of World, 16% in Asia-Pacific and 14% in United States & Canada. User growth was mostly in geographies with relatively lower ARPU, such as Asia-Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region in a particular period, or potentially decrease even if ARPU increases in each geographic region.

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. In particular, the number of ads we show may vary by product (for example, due to the format of our video and Reels products compared to our feed or Stories products), and from time to time we increase or decrease the number or frequency of ads we show as part of our product and monetization strategies. We calculate average price per ad as total advertising revenue divided by the number of ads delivered, representing the average price paid per ad by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

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

General and administrative. General and administrative expenses consist primarily of payroll and related expenses which include share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; legal-related costs, which include estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; professional services, and other taxes, such as digital services taxes and other tax levies.

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$34,146	$27,714	$94,791	$84,444
Costs and expenses:
Cost of revenue	6,210	5,716	18,264	16,913
Research and development	9,241	9,170	27,966	25,567
Marketing and sales	2,877	3,780	9,075	10,688
General and administrative	2,070	3,384	9,119	8,731
Total costs and expenses	20,398	22,050	64,424	61,899
Income from operations	13,748	5,664	30,367	22,545
Interest and other income (expense), net	272	(88)	254	125
Income before provision for income taxes	14,020	5,576	30,621	22,670
Provision for income taxes	2,437	1,181	5,540	4,123
Net income	$11,583	$4,395	$25,081	$18,547

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	21	19	20
Research and development	27	33	30	30
Marketing and sales	8	14	10	13
General and administrative	6	12	10	10
Total costs and expenses	60	80	68	73
Income from operations	40	20	32	27
Interest and other income (expense), net	1	—	—	—
Income before provision for income taxes	41	20	32	27
Provision for income taxes	7	4	6	5
Net income	34%	16%	26%	22%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Advertising	$33,643	$27,237	24%	$93,242	$82,387	13%
Other revenue	293	192	53%	724	624	16%
Family of Apps	33,936	27,429	24%	93,966	83,011	13%
Reality Labs	210	285	(26)%	825	1,433	(42)%
Total revenue	$34,146	$27,714	23%	$94,791	$84,444	12%

Family of Apps

FoA revenue in the three and nine months ended September 30, 2023 increased $6.51 billion, or 24%, and $10.96 billion, or 13%, respectively, compared to the same periods in 2022. The increases were driven by advertising revenue.

Advertising

Advertising revenue in the three and nine months ended September 30, 2023 increased $6.41 billion, or 24%, and $10.86 billion, or 13%, respectively, compared to the same periods in 2022 due to an increase in the number of ads delivered, partially offset by a decrease in the average price per ad. During the three and nine months ended September 30, 2023, the number of ads delivered increased by 31% and 30%, respectively, year-over-year as compared with increases of 17% and 16%, respectively, in the same periods in 2022. Ad impressions grew in all regions during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, mainly driven by an increase in ads delivered in Asia-Pacific and Rest of World. The increase in ads delivered during the three and nine months ended September 30, 2023 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. During the three and nine months ended September 30, 2023, the average price per ad decreased by 6% and 13%, respectively, year-over-year, as compared with decreases of 18% and 13%, respectively, in the same periods in 2022. The decreases in average price per ad were driven by increases in the number of ads delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. While the average price per ad declined, we believe the improvements to our ad targeting and measurement tools have had a favorable impact on our ad performance and advertising demand. Other factors are also discussed in the section entitled "—Executive Overview of Third Quarter Results." In addition, year-over-year advertising revenue growth was driven mainly by marketer spending in online commerce, consumer packaged goods, and gaming while online commerce and gaming benefited from marketers based in China. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Reality Labs

RL revenue in the three and nine months ended September 30, 2023 decreased $75 million, or 26%, and $608 million, or 42%, respectively, compared to the same periods in 2022. The decreases in RL revenue were primarily driven by a decrease in the volume of Meta Quest 2 sales.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our total revenue and advertising revenue for the three months ended September 30, 2023 compared to the same period in 2022. If we had translated revenue for the three months ended September 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $33.50 billion and $33.00 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $647 million and $645 million lower than actual total revenue and advertising revenue, respectively, for the three months ended September 30, 2023.

Changes in foreign exchange rates had an unfavorable impact on our total revenue and advertising revenue for the nine months ended September 30, 2023 compared to the same period in 2022. If we had translated revenue for the nine months ended September 30, 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $95.23 billion and $93.67 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $442 million and $431 million higher than actual total revenue and advertising revenue, respectively, for the nine months ended September 30, 2023.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Cost of revenue	$6,210	$5,716	9%	$18,264	$16,913	8%
Percentage of revenue	18%	21%		19%	20%

Cost of revenue in the three and nine months ended September 30, 2023 increased $494 million, or 9%, and $1.35 billion, or 8%, respectively, compared to the same periods in 2022. The increases were primarily driven by higher operational expenses related to our data centers and technical infrastructure, partially offset by lower content costs.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Research and development	$9,241	$9,170	1%	$27,966	$25,567	9%
Percentage of revenue	27%	33%		30%	30%

Research and development expenses in the three months ended September 30, 2023 increased $71 million, or 1%, compared to the same period in 2022. The increase was driven by higher payroll and related expenses, partially offset by lower RL technology development costs.

Research and development expenses in the nine months ended September 30, 2023 increased $2.40 billion, or 9%, compared to the same period in 2022. The increase was mostly driven by higher payroll and related expenses and restructuring charges.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Marketing and sales	$2,877	$3,780	(24)%	$9,075	$10,688	(15)%
Percentage of revenue	8%	14%		10%	13%

Marketing and sales expenses in the three and nine months ended September 30, 2023 decreased $903 million, or 24%, and $1.61 billion, or 15%, respectively, compared to the same periods in 2022. The decreases were primarily due to decreases in marketing and promotional expenses as well as payroll and related expenses. The payroll and related expenses decreased as a result of a 36% decrease in employee headcount from September 30, 2022 to September 30, 2023 in our marketing and sales functions.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
General and administrative	$2,070	$3,384	(39)%	$9,119	$8,731	4%
Percentage of revenue	6%	12%		10%	10%

General and administrative expenses in the three months ended September 30, 2023 decreased $1.31 billion, or 39%, compared to the same period in 2022. The decrease was primarily due to legal-related costs.

General and administrative expenses in the nine months ended September 30, 2023 increased $388 million, or 4%, compared to the same period in 2022. The increase was mainly due to an increase in restructuring charges, partially offset by lower payroll and related expenses. The payroll and related expenses decreased as a result of a 36% decrease in employee headcount from September 30, 2022 to September 30, 2023 in our general and administrative functions.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Family of Apps	$17,490	$9,336	87%	$41,841	$31,983	31%
Reality Labs	(3,742)	(3,672)	(2)%	(11,474)	(9,438)	(22)%
Total income from operations	$13,748	$5,664	143%	$30,367	$22,545	35%

Family of Apps

FoA income from operations in the three months ended September 30, 2023 increased $8.15 billion, or 87%, compared to the same period in 2022. The increase was mostly driven by an increase in advertising revenue and a decrease in costs and expenses. The decrease in costs and expenses was due to decreases in legal-related costs, marketing and sales expenses, and payroll and related expenses, partially offset by an increase in costs related to our data centers and technical infrastructure.

FoA income from operations in the nine months ended September 30, 2023 increased $9.86 billion, or 31%, compared to the same period in 2022. The increase was primarily driven by higher advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was due to increases in costs related to our data centers and technical infrastructure and restructuring charges, partially offset by decreases in marketing and sales expenses as well as payroll and related expenses.

Reality Labs

RL loss from operations in the three months ended September 30, 2023 increased $70 million, or 2%, compared to the same period in 2022. The increase in loss was mainly due to an increase in payroll and related expenses and a decrease in RL revenue, partially offset by lower RL technology development costs.

RL loss from operations in the nine months ended September 30, 2023 increased $2.04 billion, or 22%, compared to the same period in 2022. The increase in loss was mainly due to an increase in payroll and related expenses and a decrease in RL revenue.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Interest and other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Interest income	$534	$142	276%	$1,051	$319	229%
Interest expense	(139)	(65)	(114)%	(310)	(75)	(313)%
Foreign currency exchange gains (losses), net	(98)	(131)	25%	(305)	(138)	(121)%
Other income (expense), net	(25)	(34)	26%	(182)	19	NM
Interest and other income (expense), net	$272	$(88)	409%	$254	$125	103%

Interest and other income (expense), net in the three and nine months ended September 30, 2023 increased $360 million, or 409%, and $129 million, or 103%, respectively, compared to the same periods in 2022. The increases in interest income in both periods were due to a combination of higher interest rates and higher balances, compared to the same periods in 2022. Changes in other income (expense), net were primarily related to gains (losses) recognized for our equity investments.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Provision for income taxes	$2,437	$1,181	106%	$5,540	$4,123	34%
Effective tax rate	17%	21%		18%	18%

Our provision for income taxes in the three months ended September 30, 2023 increased $1.26 billion, or 106% compared to the same period in 2022, due to an increase in income before provision for income taxes, partially offset by a decrease in the effective tax rate. Our provision for income taxes in the nine months ended September 30, 2023 increased $1.42 billion, or 34% compared to the same period in 2022, due to an increase in income before provision for income taxes.

Our effective tax rate decreased in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to excess tax benefits recognized from share-based compensation, partially offset by the net effect of additional guidance issued by the IRS providing temporary relief on foreign tax credits and additional clarification regarding research and development expenses subject to mandatory capitalization, and amortization. Our effective tax rate was 18% in both periods for the nine months ended September 30, 2023 and 2022.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, research tax credit, tax effects from capital losses not expected to be utilized, restructurings, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 20, 2023 price, and absent any changes to U.S. tax law, we expect our effective tax rates for the fourth quarter of 2023 and the full year 2024 to be similar to the third quarter of 2023. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2023 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2023 could be higher when compared to current law and our cash tax liabilities could be several billion dollars lower.

See Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions subject to the strictest regulations and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $61.12 billion as of September 30, 2023, an increase of $20.39 billion from December 31, 2022. The increase was mostly due to $51.71 billion of cash generated from operations and $8.46 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in May 2023. These increases were partially offset by $20.20 billion for capital expenditures, including principal payments on finance leases, $13.83 billion for repurchases of our Class A common stock, and $4.79 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.

Cash paid for income taxes was $2.02 billion during the nine months ended September 30, 2023. We deferred $1.56 billion of U.S. federal income tax payments due to the California storms relief provided by the Internal Revenue Service. The deferred amount has been paid in October 2023.

During the nine months ended September 30, 2023, we repurchased and subsequently retired 72 million shares of our Class A common stock for an aggregate amount of $13.71 billion, including $65 million accrual related to the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2023, $37.22 billion remained available and authorized for repurchases.

The following table presents our cash flows (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$51,709	$35,964
Net cash used in investing activities	$(18,023)	$(21,439)
Net cash used in financing activities	$(11,099)	$(15,076)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2023 mostly consisted of net income adjusted for certain non-cash items, such as $10.60 billion of share-based compensation expense and $8.01 billion of depreciation and amortization expense, as well as $5.11 billion of favorable changes in working capital. The increase in cash flows from operating activities during the nine months ended September 30, 2023, compared to the same period in 2022, was mostly due to an increase in cash collection from our customers driven by the increase in revenue, a decrease in payments to our vendors as a result of lower operating spending, and lower cash paid for income taxes.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 mostly consisted of $19.45 billion of net purchases of property and equipment as we continued to invest in data centers, servers, and network infrastructure, partially offset by $2.01 billion net proceeds from maturities and sales of marketable debt securities. The decrease in cash used in investing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a decrease in purchases of property and equipment.

We anticipate making capital expenditures of approximately $27 billion to $29 billion and $30 billion to $35 billion in 2023 and 2024, respectively.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2023 mostly consisted of $13.83 billion for repurchases of our Class A common stock and $4.79 billion of taxes paid related to net share settlement of RSUs, partially offset by $8.46 billion proceeds from the issuance of the Notes in May 2023. The decrease in cash used in financing activities during the nine months ended September 30, 2023, compared to the same period in 2022, was mostly due to a decrease in cash paid for repurchases of our Class A common stock, partially offset by an increase in taxes paid related to net share settlement of employee RSU awards and a decrease in net proceeds from our debt offerings.

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

Leases and Contractual Commitments

Our operating lease obligations mostly include, among others, offices, data centers, and colocations. Our finance lease obligations include certain network infrastructure. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations.

Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

As of September 30, 2023, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $18.50 billion. These notes were issued in multiple series, which mature from 2027 through 2063. Short-term and long-term future interest payments obligations as of September 30, 2023 are $863 million and $16.62 billion, respectively. Net proceeds from the offerings are used for general corporate purposes, which may include, but are not limited to, capital expenditures, repurchases of outstanding shares of our common stock, acquisitions, or investments.

Taxes

As of September 30, 2023, we had taxes payable of $1.50 billion related to a one-time transition tax payable incurred as a result of the Tax Act, of which $936 million is due within one year. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $6.27 billion related to the uncertain tax positions as of September 30, 2023. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the nine months ended September 30, 2023. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California. On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. We believe the ongoing lawsuits described above are without merit, and we are vigorously defending them. On July 16, 2021, a stockholder derivative action was filed in Delaware Chancery Court against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding, seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. Argument was held before the court on October 17, 2023. If the FTC proceeding is not enjoined or stayed, our response in the proceeding will be due on November 30, 2023, after which time the FTC could amend the order to impose these additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the

European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we continue to engage with the IDPC to understand their impact on the above corrective orders and what, if any, remaining potential impact there may be to our operations. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceeding) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in June 2024. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC, U.S. Department of Justice, and state attorneys general. On December 9, 2020, the FTC filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. On December 9, 2020, the attorneys general from 46 states, the territory of Guam, and the District of Columbia filed a complaint against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct in violation of Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The complaint also alleged that we violated Section 7 of the Clayton Act by acquiring Instagram and WhatsApp. The complaints of the FTC and attorneys general both sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motions to dismiss the complaints filed by the FTC and attorneys general, dismissing the FTC's complaint with leave to amend and dismissing the attorneys general's case without prejudice. On July 28, 2021, the attorneys general filed a notice of appeal of the order dismissing their case and on April 27, 2023, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the lower court's order dismissing the attorneys general's complaint. The attorneys general did not file a petition for certiorari by the deadline of July 26, 2023. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California. On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. We believe these lawsuits are without merit, and we are vigorously defending them. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We believe this case to be without merit, and we are vigorously defending it.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We believe the lawsuits described above are without merit, and we are vigorously defending them.

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the court heard argument on September 12, 2023. The case is stayed in the district court pending appeal. We believe this lawsuit is without merit, and we are vigorously defending it.

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

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California. On October 13, 2023, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the alleged mental and physical health and safety impacts on users, particularly younger users.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages. On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint. We believe this lawsuit is without merit, and we are vigorously defending it.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California and U.S. District Court for the Southern District of New York alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. We believe these lawsuits are without merit, and we are vigorously defending them.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and we expect to be subject to additional legal proceedings and disputes in the future.

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
•our ability to build, maintain, and scale our technical infrastructure, and risks associated with disruptions in our service, catastrophic events, and crises;
•operating our business in multiple countries around the world;
•acquisitions and our ability to successfully integrate our acquisitions;
•litigation, including class action lawsuits;
Risks Related to Government Regulation and Enforcement
•government restrictions on access to Facebook or our other products, or other actions that impair our ability to sell advertising, in their countries;
•complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations, including the General Data Protection Regulation (GDPR), Digital Markets Act (DMA), and Digital Services Act (DSA);
•the impact of government investigations, enforcement actions, and settlements, including litigation and investigations by privacy, consumer protection, and competition authorities;
•our ability to comply with regulatory and legislative privacy requirements, including our consent order with the Federal Trade Commission (FTC);

Risks Related to Data, Security, Platform Integrity, and Intellectual Property
•the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents, as well as intentional misuse of our services and other undesirable activity on our platform;
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
•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, U.S. state privacy laws including the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), Arkansas Social Media Safety Act, Utah Social Media Regulation Act, or other laws, regulations, or regulatory actions, or otherwise;
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
•initiatives designed to attract and retain users and engagement, including the use of evolving technologies such as generative artificial intelligence, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, or other third parties, or otherwise;
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
•user behavior or product changes that may reduce traffic to features or products that we monetize at a higher rate, such as our feed and Stories products, including as a result of increased usage of our Reels or other video or messaging products;
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
•changes in our marketing and sales or other operations that we are required to or elect to make as a result of risks related to complying with laws or regulatory requirements or other government actions;
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
•reductions of advertising by marketers due to illegal, illicit, or otherwise objectionable content made available on our products by third parties, questions about our user data practices or the security of our platform, concerns about brand safety or potential legal liability, or uncertainty regarding their own legal and compliance obligations;
•the effectiveness of our ad targeting or degree to which users consent to or opt out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, CCPA, as amended by the CPRA, DMA, other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes;
•the degree to which users cease or reduce the number of times they engage with our ads;
•changes in the way advertising on mobile devices or on personal computers is measured or priced;
•the success of technologies designed to block the display of ads or ad measurement tools;
•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and
•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies, which in turn can have broader effects in other regions (for example, the war in Ukraine and service restrictions imposed by the Russian government have adversely affected our advertising business in Europe and other regions, and advertiser spending is also subject to adverse effects from the Israel-Hamas war).

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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, as amended by the CPRA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and are engaging with regulators on our proposed consent model.

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

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively, while expanding their own advertising business. We expect that any similar changes to its, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we recently announced new and planned AI features on our products, including conversational AIs, stickers, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. We are also moving forward with plans to implement end-to-end encryption across our messaging services, which are subject to governmental and regulatory scrutiny in multiple jurisdictions.

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

We are making significant investments in AI initiatives, including generative AI, to, among other things, recommend relevant unconnected content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how to respond to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI products. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

We are also developing AI technology that we make available via open source, commercial, and bespoke license agreements to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, other activities that threaten people's safety or well-being on- or offline, or to develop competing technologies. While we may mitigate certain risks associated with the improper use of our AI models through both technical measures and the inclusion of contractual restrictions on third-party use in any agreement between us and any third party, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability.

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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. Our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
If we are not able to maintain and enhance our brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, and other issues, including actions or decisions in connection with elections or geopolitical events, which has adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of content on our services, or to practices by advertisers or developers, that are illegal, illicit, or in violation of our policies, or fail to otherwise enforce our policies, address objectionable content or practices on our services, or address other user concerns, which has occurred in the past and which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around geopolitical events or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, or by our decisions regarding whether to remove content or suspend participation on our platform by persons who violate our community standards or terms of service. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as AI.

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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
We are subject to the risk of catastrophic events and crises, which may have a significant adverse impact on our business and operations.

We are subject to the risk of public health crises such as pandemics, earthquakes, adverse weather conditions, other natural disasters, terrorism, geopolitical conflict, other physical security threats, power loss, cyber-attacks, and other catastrophic events and crises. For example, the COVID-19 pandemic previously significantly impacted our business and results of operations. In particular, the pandemic resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders, which caused business slowdowns or shutdowns in certain affected countries and regions. These developments led to volatility in the demand for and pricing of our advertising services at various points throughout the pandemic, and we may experience similar effects in the future as a result of the pandemic or other catastrophic events. Such events also expose our business, operations, and workforce to a variety of other risks, including: volatility in the size of our user base and user engagement; delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages; significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future; illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements. Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.
Operating our business is costly, and some of our investments, particularly our investments in Reality Labs, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including AI and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have recently undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, during the nine months ended September 30, 2023, our investments in Reality Labs reduced our overall operating profit by approximately $11.47 billion, and we expect our Reality Labs investments and operating losses to increase meaningfully in 2024. If our investments are not successful longer-term, our business and financial performance will be harmed.
Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and our underlying technical infrastructure. We have experienced, and may in the future experience, interruptions in the availability or performance of our products from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. For example, in October 2021, a combination of an error and a bug resulted in an approximately six-hour outage of our services. In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, especially with the deployment of AI technologies, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events and crises. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy and/or other costs to maintain the availability or performance of our products in connection with any such events.

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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have suspended, and may in the future suspend, certain of these projects as a result of various factors. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of the pandemic, trade disputes, or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products, or impairment of assets on our balance sheet. For example, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, could result in tariffs, sanctions, export controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs. Further, much of our technical infrastructure is located outside the United States, and action by a foreign government, or our response to such government action, has resulted, and may result in the future, in the impairment of a portion of our technical infrastructure, which may interrupt the delivery or degrade the quality or reliability of our products and lead to a negative user experience or increase our costs. Any of these events could adversely affect our business, reputation, or financial results.

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

In addition, our Family metrics and Facebook metrics estimates will differ from estimates published by third parties due to differences in methodology or other factors such as data limitations or other challenges in measuring large online and mobile populations. For example, our Family metrics estimates in some instances exceed estimates of addressable online and mobile populations that are based on data published by third parties.

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

In addition, from time to time we provide, or rely on, certain other metrics and estimates, including those relating to the reach and effectiveness of our ads. Many of our metrics involve the use of estimations and judgments, and our metrics and estimates are subject to software bugs, inconsistencies in our systems, and human error. Such metrics and estimates also change from time to time due to improvements or changes in our terminology or methodology, including as a result of loss of access to data signals we use in calculating such metrics and estimates. We have been, and may in the future be, subject to litigation as well as marketer, regulatory, and other inquiries regarding the accuracy of such metrics and estimates. Where marketers, developers, or investors do not perceive our metrics or estimates to be accurate, or where we discover material inaccuracies in our metrics or estimates, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to our products that deliver ad impressions, which could negatively affect our business and financial results.
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

We have significant international operations. We currently make Facebook available in more than 100 different languages, and we have offices or data centers in approximately 40 different countries. We may enter new international regions where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain regions due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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
We face design, manufacturing, and supply chain risks with respect to our consumer hardware products that, if not properly managed, could adversely impact our financial results.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks. The manufacturing of our consumer hardware products depends on a small number of third parties, often with significant operations in a single region such as Asia. We have experienced, and may in the future experience, supply or labor shortages or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments (including international conflicts that could result in tariffs, sanctions, export controls, and other measures that restrict international trade) that subject us to supply shortages, increased costs, or supply chain or logistics disruptions.

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

We are exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, supply chain disruptions, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, and other factors. The demand for our products can also change significantly between the time inventory or components are ordered and the date of sale. While we endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell, from time to time we have experienced difficulties in accurately predicting and meeting the consumer demand for our products. In addition, when we begin selling or manufacturing a new consumer hardware product or enter new international regions, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of the foregoing factors may adversely affect our operating results.
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

The integration of acquisitions requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We have made, and may in the future make, substantial investments of resources to support our acquisitions, which can result in significant ongoing operating expenses and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, employment, contingent workers, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of facial recognition technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the nine months ended September 30, 2023, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $317 million and our effective income tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a small number of resellers serving advertisers based in China, and it is possible that the Chinese government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States, and create the potential for significant fines to be imposed.

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

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a “qualifying state” under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the “Data Privacy Framework List,” maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. Although the implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, we continue to engage with the IDPC to understand their impact on the above corrective orders and what, if any, remaining potential impact there may be to our operations. A determination that these do not fully resolve the matters that led to the finding of infringement or that we are required to take further steps to comply with the corrective orders could increase the cost and complexity of delivering our products and services in Europe. Furthermore, the EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), also establishes certain transparency rules and create new data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and are engaging with regulators on our proposed consent model. These or any similar changes in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies in early 2024. We expect the DMA will cause us to incur significant compliance costs and make additional changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which started to apply to our business as of August 2023, imposes new restrictions and requirements for our products and services and subjects us to increased compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any government actions, have led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use and data protection, including with respect to processing of sensitive data, data from third-parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

We are also subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers, as well as our industry. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, beginning in 2019, we became the subject of antitrust inquiries and investigations by the FTC and the U.S. Department of Justice. Beginning in 2020, we became subject to a lawsuit by the FTC alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform, among other things. The complaint of the FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. In addition, in December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.

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

The FTC initiated an administrative proceeding against us alleging, among other things, deficient compliance with the FTC consent order and seeking substantial modifications to the requirements of the consent order, including a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. We are challenging the FTC's administrative proceeding. If the challenge is unsuccessful and the FTC imposes its proposed order in its current form, it would limit our ability to provide certain features and services, engage in certain business practices, require us to further increase the time, resources, and costs we spend on compliance and oversight efforts, and would adversely affect our business and financial results.

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR, U.S. state privacy laws, including the CCPA, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims and government inquiries relating to information or content that is published or made available on our products, including claims and inquiries relating to our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, on- or offline safety and well-being (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, illegal gaming, and other fraudulent or otherwise illegal activity), products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which most member states have already implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. In the United States, the U.S. Supreme Court recently heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to new restrictions and requirements, and we are subject to increased compliance costs, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. Certain countries have also proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.
Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our regulated Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

In addition, we are subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and attention and other resources to address bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We have also launched payments functionality on certain of our applications and may in the future undertake additional payments initiatives, including as part of our metaverse efforts, which may subject us to many of the foregoing risks and additional licensing requirements.
Risks Related to Data, Security, Platform Integrity, and Intellectual Property
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful. The changes in our work environment as a result of certain personnel working remotely could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly.

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
Intentional misuse of our services and user data and other undesirable activity by third parties on our platform could adversely affect our business.

We have experienced, and expect to continue to experience, intentional misuse of our services and user data by third parties, as well as other undesirable, illicit, or high-risk activity on our platform. We are making significant investments in privacy, safety, security, and content review efforts to combat these activities, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable or illicit activity by third parties. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, government authorities, the media, or other third parties.

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. We may also be unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents.

Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to our reputation and brands, changes to our business practices in a manner adverse to our business, and adverse effects on our business and financial results. Such developments have subjected, and may in the future subject, us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management's time and attention, and lead to enhanced regulatory oversight.
Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error in using such systems, have led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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
We are currently, and expect to be in the future, party to patent, trademark, and copyright lawsuits and other intellectual property rights claims that are expensive and time consuming and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, or introduce new features for existing products, which could increase our exposure to intellectual property claims from competitors, non-practicing entities, and other rights holders.

From time to time, we receive notice from patent, copyright, and trademark holders and other parties alleging that certain of our products and services, trademarks, or user content, infringe their intellectual property rights. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products and services, we expect the number of intellectual property claims against us to grow. Defending intellectual property litigation is often costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to change or cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to change or cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices, or branding or discontinue the practices or branding. The development of alternative non-infringing technology, branding or practices could require significant effort and expense, could result in less effective technology, branding or practices or otherwise negatively affect the user experience, or may not be feasible. We have experienced unfavorable outcomes in such disputes and litigation in the past, and our business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through September 30, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2023	—	$—	—	$40,915
August 1 - 31, 2023	80	$274.95	80	$40,893
September 1 - 30, 2023	12,317	$297.95	12,317	$37,223
Total	12,397		12,397
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

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, the officers listed below adopted, modified or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On July 31, 2023, Mark Zuckerberg, our founder, Board Chair, and Chief Executive Officer entered into a trading plan that provides for the sale of an aggregate of 831,706 shares of our Class A common stock and 4,172,294 shares of our Class B common stock which are held by entities affiliated with Mr. Zuckerberg. The plan will terminate on May 1, 2024, subject to early termination for certain specified events set forth in the plan.

On August 2, 2023, Christopher K. Cox, our Chief Product Officer, entered into a trading plan that provides for the sale of an aggregate of 30,000 shares of our Class A common stock. The plan will terminate on October 31, 2024, subject to early termination for certain specified events set forth in the plan.

On August 18, 2023, Andrew Bosworth, our Chief Technology Officer, entered into a trading plan that provides for the sale of an aggregate of 3,423 shares of our Class A common stock and all of the net shares received during the duration of the plan pursuant to Mr. Bosworth's outstanding equity awards and any future equity award grants. The plan will terminate on November 18, 2024, subject to early termination for certain specified events set forth in the plan.

On August 30, 2023, Javier Olivan, our Chief Operating Officer, modified an existing trading plan (Original Trading Arrangement), which was adopted on November 11, 2022 and scheduled to terminate on February 28, 2024, with modifications to the amount, price, and timing of sales of shares of our Class A common stock. The Original Trading Arrangement provided for the sale of an aggregate of 6,512 shares of our Class A common stock and 50% of all net shares received during the duration of the Original Trading Arrangement pursuant to Mr. Olivan's outstanding equity awards at the time of adoption. The modified trading arrangement, including sales that have occurred to date under the Original Trading Arrangement (Modified Trading Arrangement), provides for the sale of an aggregate of 26,512 shares of our Class A common stock and 50% of all net shares received during the duration of the Modified Trading Arrangement pursuant to Mr. Olivan’s outstanding equity awards and any future equity award grants. The Modified Trading Arrangement will terminate on February 3, 2025, subject to early termination for certain specified events set forth in the Modified Trading Arrangement.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated Bonus Plan, effective January 1, 2023.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 25th day of October 2023.

META PLATFORMS, INC.

Date: October 25, 2023	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: October 25, 2023	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)