Form 10-K
period 2023-12-31
Meta Platforms, Inc.
filed 2024-02-02
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $637 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 26, 2024, the registrant had 2,200,048,907 shares of Class A common stock and 349,356,199 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We report our estimates of the numbers of our daily active people (DAP), monthly active people (MAP), and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement. We have historically reported the numbers of our daily active users (DAUs), monthly active users (MAUs), and average revenue per user (ARPU) (collectively, our "Facebook metrics") based on user activity only on Facebook and Messenger and not on our other products. We believe our Family metrics better reflect the size of our community and the fact that many people are using more than one of our products. Beginning with our Quarterly Report on Form 10-Q to be filed for the first quarter of 2024, we will no longer report DAUs, MAUs, ARPU, and MAP in our periodic reports filed with the Securities and Exchange Commission, but will continue reporting DAP and ARPP (calculated based on DAP).

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2023, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

In the fourth quarter of 2023, we estimated that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2023, we estimated that false accounts may have represented approximately 4% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Vietnam, and Nigeria. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.

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

All of our products, including our apps, share the vision of helping to bring the metaverse to life. We build technology that helps people connect and share, find communities, and grow businesses. Our products enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality (VR) and mixed reality (MR) headsets, and wearables. We also help people discover and learn about what is going on in the world around them, enable people to share their experiences, ideas, photos and videos, and other activities with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products. Meta is moving our offerings beyond 2D screens toward immersive experiences like augmented and virtual reality to help build the metaverse, which we believe is the next evolution in social technology. Our vision for the metaverse does not center on any single product, but rather an entire ecosystem of experiences, devices, and new technologies. While the metaverse is in the very early stages of its development, we believe it will become the next computing platform and the future of social interaction. Across our work, we are innovating in artificial intelligence (AI) technologies to build new experiences that help make our platform more social, useful, and immersive.

We report financial results for two segments: Family of Apps (FoA) and Reality Labs (RL). Currently, we generate substantially all of our revenue from selling advertising placements on our family of apps to marketers, which is reflected in FoA. Ads on our platform enable marketers to reach people across a range of marketing objectives, such as generating leads or driving awareness. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, and third-party applications and websites. RL generates revenue from sales of consumer hardware products, software, and content.

We invest in our business based on our company priorities. In 2024, we intend to focus on six key investment areas: AI, the metaverse, our discovery engine, monetization of our products and services, regulatory readiness, and enhancing developer efficiency to build, iterate, and optimize products quickly. Our AI investments support initiatives across our products and services, helping power the systems that rank content in our apps, our discovery engine that recommends relevant content, the tools advertisers use to reach customers, the development of new generative AI experiences, and the tools that make our product development more efficient and productive.

The majority of our investments are directed toward developing our family of apps. In 2023, 80% of our total costs and expenses were recognized in FoA and 20% were recognized in RL. Our FoA investments were $70.13 billion in 2023 and include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our metaverse efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our total RL investments were $18.02 billion in 2023 and include expenses relating to headcount and technology development across these efforts. These are fundamentally new technologies that we expect will evolve as the metaverse ecosystem develops, and many products for the metaverse may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the metaverse ecosystem will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Family of Apps Products

•Facebook. Facebook helps give people the power to build community and bring the world closer together. It's a place for people to share life's moments and discuss what's happening, nurture and build relationships, discover and connect to interests, and create economic opportunity. They can do this through Feed, Reels, Stories, Groups, Marketplace, and more.

•Instagram. Instagram brings people closer to the people and things they love. Instagram Feed, Stories, Reels, Live, and messaging are places where people and creators can connect and express themselves through photos, video, and private messaging, and discover and shop from their favorite businesses.

•Messenger. Messenger is a simple yet powerful messaging application for people to connect with friends, family, communities, and businesses across platforms and devices through text, audio, and video calls.

•Threads. Threads is an application for text-based updates and public conversations, where communities come together to discuss topics of interest. People can connect directly with their favorite creators and others who love the same things or build a loyal following of their own to share their ideas, opinions, and creativity with the world.

•WhatsApp. WhatsApp is a simple, reliable, and secure messaging application that is used by people and businesses around the world to communicate and transact in a private way. Within WhatsApp we launched WhatsApp Channels, a one-to-many broadcast service designed to help people follow information from people and organizations that are important to them.

Reality Labs Products

Many of our metaverse investments are directed toward long-term, cutting-edge research and development for products that are not on the market today and may only be fully realized in the next decade. This includes exploring new technologies such as neural interfaces using electromyography, which lets people control their devices using neuromuscular signals, as well as innovations in AI and hardware to help build next-generation interfaces. In the near term, we are continuing to develop early metaverse experiences through Reality Labs products that help people feel connected, anytime, anywhere.

Our current product offerings in VR include our Meta Quest devices, as well as software and content available through the Meta Quest Store, which enable a range of social experiences that allow people to defy physical distance while engaging in gaming, fitness, entertainment, and more. For example, Meta Horizon Worlds is a social platform where people can interact with friends, meet new people, play games, and attend virtual events.

To drive greater adoption and acceptance of VR we have also introduced MR capabilities, which allow users to experience the immersion and presence of VR while still being grounded in the physical world, through our Meta Quest Pro and Meta Quest 3 devices.

We have continued to advance our augmented reality (AR) roadmap to include offerings such as the Ray-Ban Meta smart glasses, which feature Meta AI, our advanced conversational assistant, as well as offer the ability to livestream video and let people stay more present through hands-free interaction. We also offer Meta Spark, a platform that allows creators and businesses to build AR experiences that bring the digital and physical worlds together in our apps.

In general, while all of these investments are part of our long-term initiative to help build the metaverse, our VR and social platform efforts also include notable shorter-term projects developing specific products and services to go to market, whereas our AR efforts are primarily directed toward longer-term research and development projects. For example, in 2024, we expect to spend approximately 50% of our Reality Labs operating expenses on our AR initiatives, approximately 40% on our VR (including MR) initiatives, and approximately 10% on social platforms and other initiatives. We apply significant judgment in estimating this expense breakdown as there are certain shared costs across product lines, and our expectations are subject to change, including as the metaverse ecosystem and our business strategies evolve. In particular, we regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the development and application of new technologies such as AI.

Technology

Our product development philosophy centers on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. As our user base grows, as engagement with products like video, VR, and MR increases, and as we deepen our investment in new technologies, our computing needs continue to expand. We have designed and built our own data centers and key portions of our technical infrastructure, and a substantial portion of our technical infrastructure is also provided by third parties. Our ability to provide and continue to innovate our products and services depends on the continued availability of components, power, and network capacity.

We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse. Across all of these efforts, we are making significant investments in AI initiatives, including generative AI, to, among other things, recommend relevant content across our products through our AI-powered discovery engine, enhance our advertising tools and improve our ad delivery, targeting, and measurement capabilities, and to develop new products as well as new features for existing products.

Sales and Operations

The majority of our marketers use our self-service ad platform to launch and manage their advertising campaigns. We also have a global sales force that is focused on attracting and retaining advertisers and providing support to them throughout the stages of the marketing cycle from pre-purchase decision-making to real-time optimizations to post-campaign analytics. We work directly with these advertisers, as well as through advertising agencies and resellers. We operate offices in approximately 90 cities around the globe, the majority of which have a sales presence. We also invest in and rely on self-service tools to provide direct customer support to our users and partners.

For our RL products, our sales and operations efforts utilize third-party sales channels such as retailers, resellers, and our direct-to-consumer channel, Meta.com. These efforts are focused on driving consumer and enterprise sales and adoption of our Meta Quest portfolio of products and Ray-Ban Meta smart glasses.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. Foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States, and create the potential for significant fines to be imposed.

These U.S. federal and state, EU, and other international laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation concerning the manner in which we display content to our users, moderate content, provide our services to younger users, or are able to use data in various ways, including for advertising, or otherwise relating to content that is made available on our products, could adversely affect our financial results, including by imposing significant fines that increasingly may be calculated based on global revenue. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. In addition, there have been, and continue to be, various efforts to remove or restrict the scope of the protections available to online platforms under Section 230, and any such changes may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business and financial results.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results. For example, the Privacy Shield, a transfer framework we relied upon for data transferred from the European Union to the United States, was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, although the CJEU upheld the validity of SCCs as a basis to transfer user data from the European Union to the United States in July 2020, on May 12, 2023, the Irish Data Protection Committee (IDPC) issued a Final Decision concluding that Meta Platforms Ireland's reliance on SCCs in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the European General Data Protection Regulation (GDPR). The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court. Separately, on March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we are implementing steps to comply with the above corrective orders following engagement with the IDPC. If we are required to take additional steps to comply with the corrective orders, this could increase the cost and complexity of delivering our products and services in Europe. Furthermore, the EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws recently enacted by other states also establish certain transparency rules and create certain data privacy rights for users. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In addition, the European Union's ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are continuing to engage with regulators on our new consent model, including regarding compliance with requirements under the GDPR, Digital Markets Act (DMA), and EU consumer laws. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results. Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes new restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies beginning in March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. We are also subject to content-related legislation such as the Digital Services Act (DSA) in the European Union, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, and subjects us to increased compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

We are, and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data use and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into with the U.S. Federal Trade Commission (FTC), which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Human Capital

At Meta, everything we do is about helping people feel connected and closer, and we are proud of our unique company culture.

We had a global workforce of 67,317 employees as of December 31, 2023, and we have offices in approximately 90 cities around the world. We are committed to fostering an enriching environment for our workforce and we are focused on supporting our people in doing the best work of their careers. We offer competitive compensation and a wide range of benefits, including many learning and development resources, and we work to build a diverse and inclusive workplace.

Beginning in November 2022, we took a number of steps to reduce our expense base. For example, our cost reduction efforts have included scaling back budgets, reducing company perks, shrinking our real estate footprint, and employee layoffs and restructurings. We make it a priority to treat outgoing employees with respect and provide a generous severance package. For U.S. employees, that includes severance of 16 weeks of base pay plus two additional weeks for every year of service, payment for all remaining paid time off, restricted stock unit vesting through their last day on payroll, health insurance, coverage of the cost of healthcare for employees and their families for six months, career services that included three months of career support with an external vendor and early access to unpublished job leads, immigration support that included dedicated immigration specialists to help guide employees based on their needs. We offer similar support for outgoing employees outside of the United States while taking into account local employment laws.

Employee Learning and Development

We value our investment in growing and keeping a highly skilled workforce. We aim to provide all of our employees with regular performance reviews twice a year as we believe it is an important part of how we support their growth and career development while also recognizing and rewarding their impact at Meta. We also offer career development opportunities and work experience programs that extend beyond the physical and virtual classroom. To do this, we utilize various learning modalities, such as live virtual and in-person learning experiences, on-demand e-learning, self-service resources, learning communities, and coaching engagements.

The Pulse of Our Workforce

Each year, we conduct company-wide employee surveys to help us understand how employees feel about working at Meta and what we can do to improve their experience. Our surveys help us measure company, manager, team, and personal experience over time. Further, our more frequent surveys, such as those that have been administered daily to an ongoing random sample of employees, allow us to measure real-time sentiment around emerging events and company changes. These surveys are designed to invite feedback and actionable suggestions, inform decisions, and drive change across the company. In 2024, we expect to update our listening strategy and product capabilities, based on feedback from key groups, to further improve actionability and impact.

Compensation, Benefits, Health, and Well-being

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales incentives, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. We have conducted pay equity analyses for many years, and continue to be committed to pay equity. For example, in July 2023, we announced that our analyses confirm that we continue to have pay equity across genders globally and by race in the United States for people in similar jobs, accounting for factors such as location, role, and level.

Through Life@ Meta, our holistic approach to benefits, we continue to provide our employees and their dependents with resources to help them thrive. We offer a wide range of benefits across areas such as health, family, finance, community, and time away, including family building benefits, family care resources, retirement savings plans, access to legal services, Meta Resource Groups to build community at Meta, and health and well-being benefits.

Our health and well-being programs are designed to give employees a choice of flexible benefits to help them reach their personal well-being goals. Our programs are tailored to help boost employee physical and mental health, create financial peace of mind, provide support for families, and help employees build a strong community. Programs are designed and funded to support needs like autism care, cancer care, transgender services, holistic well-being, including mental health programs and retirement savings, which represent a few of the ways we support our employees and their dependents.

Diverse and Inclusive Workplace

We work to build a diverse and inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve.

In our 2023 Responsible Business Practices Report, we published our global diversity and U.S. ethnic diversity workforce data. As of December 31, 2022, our global employee base was composed of 45.4% underrepresented people, with 47.9% underrepresented people in the U.S., and 43.1% of our leaders in the U.S. being people of color. As published in our 2023 Responsible Business Practices Report, people with disabilities now represent 7.2% of our U.S. workforce, and based on voluntary self-identification, veterans represented 2.3% and members of the LGBTQ+ community make up 9.8% of our U.S. workforce.

We want our products to work for people around the world and we need to grow and keep the best talent in order to do that. We also remain committed to having a skilled, inclusive and diverse workforce because we believe cognitive diversity fuels innovation. To aid in this effort, we have taken steps to reduce bias from our hiring processes and performance management systems, as well as offering learning and development courses for our employees.

Corporate Information

We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol "META." Our principal executive offices are located at 1 Meta Way, Menlo Park, California 94025, and our telephone number is (650) 543-4800.

Meta, the Meta logo, Meta Quest, Meta Horizon, Facebook, FB, Instagram, Oculus, WhatsApp, Reels, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Meta Platforms, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.fb.com when such reports are available on the SEC's website. We use our investor.fb.com and about.fb.com/news/ websites as well as Mark Zuckerberg's Facebook Page (www.facebook.com/zuck), Instagram account (www.instagram.com/zuck), and Threads profile (www.threads.net/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

•our ability to obtain, maintain, protect, and enforce our intellectual property rights; and

Risks Related to Ownership of Our Class A Common Stock

•limitations on the ability of holders of our Class A Common Stock to influence corporate matters due to the dual class structure of our common stock and the control of a majority of the voting power of our outstanding capital stock by our founder, Board Chair, and Chief Executive Officer (CEO).

Risks Related to Our Product Offerings

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

The size of our active user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, the COVID-19 pandemic led to increases and decreases in the size and engagement of our active user base from period to period at different points during the pandemic. In addition, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and these services were then prohibited by the Russian government, which contributed to slight decreases in the size of our active user base following the onset of the war. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we and our competitors introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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

•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, U.S. state privacy and youth social media laws including the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), Arkansas Social Media Safety Act, Ohio Parental Notification Act, Utah Social Media Regulation Act, or other laws, regulations, or regulatory actions, or otherwise;

•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or otherwise objectionable content, or users feel their experience is diminished as a result of our efforts to protect the security and integrity of our platform;

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

•the effectiveness of our ad targeting or degree to which users consent to or opt out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, CCPA, as amended by the CPRA, DMA, other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in November 2023, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the EU, EEA, and Switzerland);

•the degree to which users cease or reduce the number of times they engage with our ads;

•changes in the way advertising on mobile devices or on personal computers is measured or priced;

•the success of technologies designed to block the display of ads or ad measurement tools;

•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and

•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies, which in turn can have broader effects in other regions (for example, the war in Ukraine and service restrictions imposed by the Russian government have adversely affected our advertising business in Europe and other regions, and advertiser spending also can be subject to adverse effects from the Israel-Hamas war).

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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, and CCPA, as amended by the CPRA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions, such as the DMA, may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are continuing to engage with regulators on our new consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws.

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

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively, while expanding their own advertising business. In addition, in January 2024, Google began the process of phasing out third-party cookies in its Chrome browser. We expect that any similar changes to Apple's, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we recently launched new AI features on our products, including conversational AIs, stickers, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. We also recently commenced implementation of end-to-end encryption across our messaging services on Facebook and Instagram, which has been subject to governmental and regulatory scrutiny in multiple jurisdictions.

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

We are making significant investments in AI initiatives, including generative AI, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful or illegal content, accuracy, misinformation (including related to elections), bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Further, we face significant competition from other companies that are developing their own AI features and technologies. Other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

We are also developing AI technology that we make available via open source, commercial, and non-commercial license agreements to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, other activities that threaten people's safety or well-being on- or offline, or to develop competing technologies. While we may mitigate certain risks associated with the improper use of our AI models through both technical measures and the inclusion of contractual restrictions on third-party use in any agreement between us and any third party, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability.

It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our Off-Facebook Activity tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our feed display and ranking algorithms or other product features to improve the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we expect will continue to monetize at a lower rate than our feed and Stories products for the foreseeable future. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

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

If we are not able to maintain and enhance our brands, our ability to maintain or expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to maintaining and expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products, terms of service, or policies that users do not like, which may negatively affect our brands.

Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, generative AI, younger users, and other issues, including actions or decisions in connection with elections or geopolitical events, which has adversely affected, and may in the future adversely affect, our reputation and brands. For example, beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of content on our services, or to practices by advertisers or developers, that are illegal, illicit, or in violation of our policies, or fail to otherwise enforce our policies, address objectionable content or practices on our services, or address other user concerns, which has occurred in the past and which could erode confidence in our brands.

Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around geopolitical events or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, by our decisions regarding whether to remove content or suspend participation on our platform by persons who violate our community standards or terms of service, or by any negative sentiment associated with our management.

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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual and augmented reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the development and application of new technologies such as AI.

Some of our current and potential competitors may have greater resources, experience, or stronger competitive positions in certain product segments, geographic regions, or user demographics than we do. For example, some of our competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than us. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some users, particularly younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some users have reduced their use of and engagement with our products and services in favor of these other products and services. In addition, from time to time we make updates to our products and services to improve the user experience (including to help provide users with safe, positive, age-appropriate experiences), and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products and services. In the event that users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

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

•changes in the legislative or regulatory environment, including with respect to privacy, data protection, antitrust, content, or AI, or actions by governments or regulators, including fines, orders, or consent decrees;

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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

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

•volatility in the size of our user base and user engagement;

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

We incur significant expenses in operating our business, and some of our investments, particularly our investments in Reality Labs, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

We incur significant expenses in operating our business, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including AI and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have recently undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2023 overall operating profit by approximately $16.12 billion, and we expect our Reality Labs investments and operating losses to increase meaningfully in 2024. If our investments are not successful longer-term, our business and financial performance will be harmed.

Our business is dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our products and services could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and services and our underlying technical infrastructure. We have experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products or services are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products or services as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, especially with the deployment of AI technologies, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our user engagement and advertising revenue. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events and crises. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy and/or other costs to maintain the availability or performance of our products and services in connection with any such events.

A substantial portion of our technical infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, various challenges with the supply chain related to supporting our technical infrastructure. As a result, we have adjusted, and may continue to adjust in the future, our procurement practices to adapt to the evolving landscape. We may not be able to secure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms.

Any of these developments may result in interruptions in the availability or performance of our products or services, require unfavorable changes to existing products or services, delay the introduction of future products or services, or otherwise adversely affect our business and financial results.

We have experienced, and could experience in the future, difficulties in building and operating key portions of our technical infrastructure.

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have changed, suspended, and terminated certain of these projects as a result of various factors, and may continue to do so in the future. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, power, or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of trade disputes or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products and services, or impairment of assets on our balance sheet. For example, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, could result in tariffs, sanctions, export controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

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

We regularly evaluate our Family metrics to estimate the percentage of our MAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2023, we estimated that approximately 3% of our worldwide MAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP and MAP estimates in a particular period. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

In the fourth quarter of 2023, we estimated that duplicate accounts may have represented approximately 10% of our worldwide MAUs. We believe the percentage of duplicate accounts is meaningfully higher in developing markets such as the Philippines and Vietnam, as compared to more developed markets. In the fourth quarter of 2023, we estimated that false accounts may have represented approximately 4% of our worldwide MAUs. Our estimation of false accounts can vary as a result of episodic spikes in the creation of such accounts, which we have seen originate more frequently in specific countries such as Indonesia, Vietnam, and Nigeria. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of duplicate or false accounts among our users, which may also reduce our DAU and MAU estimates in a particular period.

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

Our employee headcount and the scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage our scale effectively. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2022 and 2023, we announced several initiatives, including restructurings, employee layoffs, and measures to scale down our office facilities, but we cannot guarantee that they will achieve our intended results. These efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. For example, we could face delays or challenges with product development, other business and strategic initiatives, or legal and regulatory compliance, as well as other disruptions to our operations. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Any of these developments could negatively affect our business, reputation, or financial results.

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

•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, content moderation, data localization, data protection, competition, e-commerce and payments, and regulatory oversight;

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

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. For example, we completed our divestiture of Giphy in 2023 following the United Kingdom Competition and Markets Authority's order directing us to divest Giphy post-acquisition. In addition, although we were able to successfully complete the acquisition after prevailing in federal court, the FTC sought to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, employment, contingent workers, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of facial recognition technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in 2023, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $708 million and our effective income tax rate by one percentage point as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

We currently depend on the continued services and performance of our key personnel, including Mark Zuckerberg. Mr. Zuckerberg and certain other members of management participate in various high-risk activities, such as combat sports, extreme sports, and recreational aviation, which carry the risk of serious injury and death. If Mr. Zuckerberg were to become unavailable for any reason, there could be a material adverse impact on our operations. The loss of other key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could also disrupt our operations and have an adverse effect on our business.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases and dividend payments could also increase the volatility of the trading price of our stock and will diminish our cash reserves.

Although our board of directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, will depend on prevailing share prices, general economic and market conditions, company performance, and other considerations. We cannot guarantee that the repurchase program will be fully consummated or that it will enhance long-term stockholder value. The repurchase program and dividend payments could affect the trading price of our stock and increase volatility, and any announcement of a termination of this repurchase program or dividend payments may result in a decrease in the trading price of our stock. In addition, this repurchase program and dividend payments will diminish our cash reserves.

There can be no assurance that we will continue to declare cash dividends.

On February 1, 2024, we announced the initiation of our first-ever quarterly cash dividend. The payment of any cash dividends in the future is subject to continued capital availability, market conditions, applicable laws and agreements, and our board of directors continuing to determine that the declaration of dividends are in the best interests of our stockholders. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.

Risks Related to Government Regulation and Enforcement

Actions by governments that restrict access to Facebook or our other products in their countries, censor or moderate content on our products in their countries, or otherwise impair our ability to sell advertising in their countries, could substantially harm our business and financial results.

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. Hong Kong is also expected to pass additional national security legislation in 2024. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law or other legislation, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in the first quarter of 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region.

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

Similarly, if we are found to be out of compliance with certain legal requirements for companies in Turkey, the Turkish government could take action to reduce or eliminate our Turkey-based advertising revenue or otherwise adversely impact access to our products. In the event that content shown on Facebook or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

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

These U.S. federal and state, EU, and other international laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation concerning the manner in which we display content to our users, moderate content, provide our services to younger users, or are able to use data in various ways, including for advertising, could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results, including by imposing significant fines that increasingly may be calculated based on global revenue.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on SCCs in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court.

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we are implementing steps to comply with the above corrective orders following engagement with the IDPC. If we are required to take additional steps to comply with the corrective orders, this could increase the cost and complexity of delivering our products and services in Europe. Furthermore, the EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are continuing to engage with regulators on our new consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements will be enforceable against designated gatekeeper companies beginning in March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in the United States and other jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services and subjects us to increased compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

We are also subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, messaging services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, beginning in 2019, we became the subject of antitrust inquiries and investigations by the FTC and the U.S. Department of Justice. Beginning in 2020, we became subject to a lawsuit by the FTC alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014. The complaint seeks a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. In addition, in December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.

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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as the CCPA, as amended by the CPRA, ePrivacy Directive, DMA, DSA, the Korean Personal Information Protection Act, and the Indian Digital Personal Data Protection Act. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we are subject to restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement.

The FTC initiated an administrative proceeding against us alleging, among other things, deficient compliance with the FTC consent order and seeking substantial modifications to the requirements of the consent order, including a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. We are challenging the FTC's administrative proceeding. If the challenge is unsuccessful and the FTC is able to impose the proposed order in its current form, it would limit our ability to provide certain features and services, engage in certain business practices, require us to further increase the time, resources, and costs we spend on compliance and oversight efforts, and would adversely affect our business and financial results.

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

We have faced, currently face, and will continue to face claims and government inquiries relating to information or content that is published or made available on our products, including claims, inquiries, and investigations relating to our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, on- or offline safety and well-being (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, illegal gaming, and other fraudulent or otherwise illegal activity), products liability, consumer protection, and breach of contract, among others. For example, we have recently seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. In addition, we have been subject to litigation alleging that our ad targeting and delivery practices constitute violations of anti-discrimination laws.

The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which most member states have already implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have removed the availability of news content for Canadian users on Facebook and Instagram. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

Any of the foregoing events could adversely affect our business and financial results.

Payment-related activities may subject us to additional regulatory requirements, regulatory actions, and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. In addition, we could become subject to new consumer protection laws and regulations that may be adopted or amended, including those related to payments activity as well as sharing, collection, and use of payments-related data. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our regulated Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including social engineering or other cyber-attacks directed towards our personnel, misuse of company data or systems by our personnel, as well as defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

We regularly experience such cyber-attacks and other security incidents of varying degrees, and we incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, as well as obligations under our modified consent order with the FTC. As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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

We have experienced, and expect to continue to experience, intentional misuse of our services and user data by third parties, as well as other undesirable, illicit, or high-risk activity on our platform. We are making significant investments in privacy, safety, security, and content review efforts to combat these activities, including investigations and audits of platform applications, as well as other enforcement efforts. We have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable or illicit activity by third parties. We will not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, government authorities, the media, or other third parties.

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, surveillance, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. We may also be unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including open source software), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $384.33 through December 31, 2023. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

At Meta, cybersecurity risk management is an important part of our overall risk management efforts. Our industry is prone to cybersecurity threats and attacks, and we regularly experience cybersecurity incidents of varying degrees. We believe we are a particularly attractive target as a result of our prominence and scale, the types and volume of personal data and content on our systems, and the evolving nature of our products and services. Our products and services reach billions of users and involve the collection, storage, processing, and transmission of a large amount of data. In addition, our business and operations span numerous geographies around the world, involve thousands of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our program. We continuously work to enhance our information security program and risk management efforts.

We use a risk management framework based on applicable laws and regulations, and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. Our internal audit function provides independent assessment and assurance on the overall operations of our cybersecurity and privacy programs and the supporting control frameworks. These processes support informed risk-based decision-making and prioritization of cybersecurity countermeasures and risk mitigation strategies. Our risk mitigation strategies include a broad variety of technical and operational measures, as well as annual cybersecurity and privacy training for all of our employees.

In addition, we maintain specific policies and practices governing our third-party security risks, including our third-party assessment (TPA) process. Under our TPA process, we gather information from certain third parties who contract with Meta and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and data, and notify us of material data breaches that may impact our data.

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the audit & risk oversight committee of our board of directors (Audit & Risk Oversight Committee). Our Audit & Risk Oversight Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The privacy committee of our board of directors (Privacy Committee) oversees risks related to privacy and data use, including overseeing compliance with our comprehensive privacy program. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including through the Audit & Risk Oversight Committee and Privacy Committee.

Our Chief Information Security Officer (CISO) Guy Rosen leads our cybersecurity program and oversees teams across the company supporting our security functions of identify, prevent, detect, respond, and recover. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions. Mr. Rosen has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Mr. Rosen has served in a number of significant leadership roles at our company since 2013, including oversight of security, safety, and integrity initiatives, and was appointed as our CISO in 2022.

Prior to joining our company, Mr. Rosen served in senior leadership, engineering, and operational roles across technology organizations.

Our cybersecurity teams monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to our CISO. Our CISO is part of the senior management team at the company and regularly updates the Audit & Risk Oversight Committee on the company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2023, we owned and leased approximately 10 million square feet of office and building space for our corporate headquarters and in the surrounding areas, which included approximately three million square feet of unoccupied office and building space that we plan to either sublease, early terminate, or abandon related to our facilities consolidation restructuring efforts. We also owned and leased approximately 62 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in approximately 90 cities across North America, Europe, the Middle East, Africa, Asia Pacific, and Latin America. We also own 21 data center locations globally.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our facilities consolidation efforts.

We believe that our facilities are adequate for our current needs.

Item 3.Legal Proceedings

As a multinational company with a complex and evolving business, we are, and expect to continue to be, subject to numerous claims, litigation, regulatory, tax, and government inquiries and investigations, and other legal proceedings in jurisdictions around the world. Although we believe many of these matters are without merit and are vigorously defending them, we may not be successful. Any litigation to which we are a party may be resolved adversely or we may be subject to an unfavorable judgment that may not be reversed upon appeal. We may also decide to settle litigation, disputes, or other legal proceedings in some instances on terms that are unfavorable to us. In addition, we may become subject to orders or consent decrees imposed by government or regulatory authorities. Any such developments could cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products and services or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business. We have experienced such outcomes to varying degrees in the past, and we expect to continue to face a challenging litigation and regulatory environment, including in light of complex and evolving laws and regulations, as well as the scale of our business and the size of our user and advertiser base.

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, and similar statutes in non-EU countries, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people.

This is in addition to significant tax, antitrust, stockholder, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

In some instances, particularly with novel legal and factual claims, new regulatory regimes or statutes that have not previously been enforced, or where the nature or type of enforcement pursued against us is novel, it can be very difficult to assess the likelihood or extent of potential liabilities, including the applicability and amount of any fines or penalties. While we have identified below certain matters that we believe to be material, there can be no assurance that additional material losses or limitations on our activities will not result from claims that have not yet been asserted or are not yet determined to be material.

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.), seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we have appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. On January 12, 2024, the district court denied our motion for a stay pending appeal and, on January 25, 2024, we filed a motion for a stay pending appeal before the Court of Appeals. On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. Oral argument on our motion to enjoin and the FTC's motion to dismiss is scheduled for March 1, 2024. If the FTC proceeding is not enjoined or stayed, our response in the proceeding will be due on March 15, 2024, after which time the FTC could amend the order to impose these additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this decision and the corrective orders are currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we are implementing steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Annual Report on Form 10‑K. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in June 2024.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the California Supreme Court).

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

On February 6, 2019, the German Federal Cartel Office (FCO) issued an antitrust injunction order claiming that our terms and policies on data sharing across our apps, and collection from third-party websites via our business tools, breached European data protection principles and German competition law. We brought a lawsuit seeking to invalidate the order on February 11, 2019. On March 24, 2021, the Higher Regional Court, Düsseldorf, Germany referred several questions to the Court of Justice of the European Union (CJEU) including certain questions regarding interpretation of the GDPR. On July 4, 2023, the CJEU issued a decision which in particular made it more difficult to rely on "legitimate interests," and "contractual necessity" as opposed to user "consent," as a legal basis for data processing under the GDPR for ads and personalization purposes.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. Ohio Pub. Empl. Ret. Sys. v. Meta Platforms, Inc.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). On October 13, 2023, in In re Social Media Cases, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the alleged mental and physical health and safety impacts on users, particularly younger users.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the court heard argument on September 12, 2023. The case is stayed in the district court pending appeal.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc. and Chabon, et al. v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief.

In the first quarter of 2024, the Supreme Court is scheduled to hear argument in Vivek H. Murthy, Surgeon General, et al. v. Missouri, et al., on the question of whether federal government officials violated the First Amendment in their communications with the company and others related to content moderation practices, and to hear argument in Netchoice, et al. v. Paxton and Moody, et al. v. Netchoice et al., regarding the application of the First Amendment relating to content moderation on tech platforms. Although Meta is not a defendant in these actions, the Supreme Court's decision and ultimate resolution of the lawsuit could impact our business.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is trading on the Nasdaq Global Select Market under the ticker symbol 'META'. This replaced the ticker symbol 'FB,' which had been used since the company's initial public offering in 2012. Prior to that time, there was no public market for our stock.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of December 31, 2023, there were 3,098 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $353.96 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2023, there were 23 stockholders of record of our Class B common stock.

Dividend Policy

Prior to 2024, we had never declared or paid any cash dividend on our common stock. On February 1, 2024 we announced the initiation of our first ever cash dividend program. This cash dividend of $0.50 per share of Class A common stock and Class B common stock (together, the “common stock”) is equivalent to $2.00 per share on an annual basis. The first cash dividend will be paid on March 26, 2024 to all holders of record of common stock at the close of business on February 22, 2024.

The payment of future cash dividends is subject to future declaration by our board of directors, which will be based in part on continued capital availability, market conditions, applicable laws and agreements, and our board of directors continuing to determine that the declaration of dividends is in the best interests of our stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in millions)
October 1 - 31, 2023	10,105	$294.59	10,105	$34,246
November 1 - 30, 2023	—	$—	—	$34,246
December 1 - 31, 2023	9,607	$345.27	9,607	$30,929
Total	19,712		19,712
____________________________________
(1)On November 18, 2016, we announced that our board of directors had authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In January 2024, an additional $50 billion of repurchases was authorized under this program. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 13 — Stockholders' Equity in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2023. The graph assumes that $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2018 in the Class A common stock of Meta Platforms, Inc., the DJINET, the S&P 500, and the Nasdaq Composite and data for the DJINET, the S&P 500, and the Nasdaq Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return for Meta Platforms, Inc.,

DJINET, S&P 500 and Nasdaq Composite

$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis and free cash flow, which are non-GAAP financial measures. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the full year 2023 using 2022 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. For a full description of our free cash flow non-GAAP measure, see the section entitled "—Liquidity and Capital Resources—Free Cash Flow."

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

Executive Overview of Full Year 2023 Results

Our mission is to give people the power to build community and bring the world closer together.

Our financial results and key community metrics for 2023 are set forth below. Our total revenue for 2023 was $134.90 billion, an increase of 16% compared to 2022, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 15% compared to 2022. Ad impressions delivered across our Family of Apps increased 28% year-over-year in 2023, partially offset by a 9% year-over-year decrease in the average price per ad.

Income from operations for 2023 was $46.75 billion, an increase of $17.81 billion, or 62%, compared to 2022, driven by an increase in advertising revenue.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented, mixed and virtual reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	% change	2023	2022	% change	2023	2022	% change

	(in millions, except percentages)
Revenue	$133,006	$114,450	16%	$1,896	$2,159	(12)%	$134,902	$116,609	16%
Costs and expenses	$70,135	$71,789	(2)%	$18,016	$15,876	13%	$88,151	$87,665	1%
Income (loss) from operations	$62,871	$42,661	47%	$(16,120)	$(13,717)	(18)%	$46,751	$28,944	62%
Operating margin	47%	37%		(850)%	(635)%		35%	25%
•Net income was $39.10 billion, with diluted earnings per share (EPS) of $14.87 for the year ended December 31, 2023.
•Capital expenditures, including principal payments on finance leases, were $28.10 billion for the year ended December 31, 2023.
•Effective tax rate was 17.6% for the year ended December 31, 2023.
•Cash, cash equivalents, and marketable securities were $65.40 billion as of December 31, 2023.
•Long-term debt was $18.39 billion as of December 31, 2023.
•Headcount was 67,317 as of December 31, 2023, a decrease of 22% year-over-year.

Dividend

Prior to 2024, we had never declared or paid any cash dividend on our common stock. On February 1, 2024 we announced the initiation of our first ever cash dividend program. This cash dividend of $0.50 per share of Class A common stock and Class B common stock (together, the “common stock”) is equivalent to $2.00 per share on an annual basis. The first cash dividend will be paid on March 26, 2024 to all holders of record of common stock at the close of business on February 22, 2024.

Restructuring

Beginning in 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. As of December 31, 2023, we have completed the data center initiatives and the employee layoffs, and substantially completed the facilities consolidation initiatives.

A summary of our restructuring charges, including subsequent adjustments, for the year ended December 31, 2023 by major activity type is as follows (in millions):

	Year Ended December 31, 2023
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$177	$—	$(224)	$(47)
Research and development	1,581	413	—	1,994
Marketing and sales	396	307	—	703
General and administrative	352	450	—	802
Total	$2,506	$1,170	$(224)	$3,452

During 2023 and 2022, we recognized total pre-tax restructuring charges of $2.84 billion and $4.10 billion under our FoA segment, and $612 million and $515 million under our RL segment, respectively.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges.

Family of Apps Metrics

•Family daily active people (DAP) was 3.19 billion on average for December 2023, an increase of 8% year-over-year.
•Family monthly active people (MAP) was 3.98 billion as of December 31, 2023, an increase of 6% year-over-year.
•Facebook daily active users (DAUs) were 2.11 billion on average for December 2023, an increase of 6% year-over-year.
•Facebook monthly active users (MAUs) were 3.07 billion as of December 31, 2023, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps increased by 28% year-over-year in 2023, and the average price per ad decreased by 9% year-over-year in 2023.

Beginning with our Quarterly Report on Form 10-Q to be filed for the first quarter of 2024, we will no longer report DAUs, MAUs, ARPU, and MAP in our periodic reports filed with the Securities and Exchange Commission. We intend to begin reporting year-over-year percentage changes in ad impressions delivered and the average price per ad by geographic region, while continuing to report DAP and ARPP (calculated based on DAP), beginning with our Quarterly Report on Form 10-Q to be filed for the first quarter of 2024. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, the European Digital Services Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and we expect these and other developments such as the Digital Markets Act will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, European Economic Area, and Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We are continuing to engage with regulators on our new consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. While we saw improvement in business and macroeconomic conditions in 2023, continued business, macroeconomic, and geopolitical uncertainty remains, which could impact our financial results in future periods. In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in 2023. These trends adversely affected advertising revenue in 2023, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our operating efficiency, while still remaining focused on investing in significant opportunities. In 2023, 80% of our total costs and expenses were recognized in FoA and 20% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI.

We are also making significant investments in our metaverse efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. In 2023, our RL segment reduced our overall operating profit by approximately $16.12 billion, and we expect our RL operating losses to increase meaningfully in 2024. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
2.82
2.87
2.88
2.93
2.96
3.02
3.07
3.14
3.19
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023

------DAP/MAP:------79%-------79%--------79%--------79%---------79%--------79%--------79%--------79%--------80%

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K. In the third quarter of 2022, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 30 million DAP to our reported worldwide DAP in September 2022. Beginning in the fourth quarter of 2023, our Family metrics no longer include Messenger Kids users.

Worldwide DAP increased 8% to 3.19 billion on average during December 2023 from 2.96 billion during December 2022.

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

Monthly Active People
Worldwide
(in billions)
5.00
4.00
3.00
2.00
1.00
0.00
3.59
3.64
3.65
3.71
3.74
3.81
3.88
3.96
3.98
Dec 31 2021
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023

Note: We report the numbers of DAP and MAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide MAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Annual Report on Form 10-K. In the third quarter of 2022, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 40 million MAP to our reported worldwide MAP in September 2022. Beginning in the fourth quarter of 2023, our Family metrics no longer include Messenger Kids users.

As of December 31, 2023, we had 3.98 billion MAP, an increase of 6% from 3.74 billion as of December 31, 2022.

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

ARPP:	$9.39	$7.72	$7.91	$7.53	$8.63	$7.59	$8.32	$8.71	$10.10

			Ad Revenue			Non-Ad Revenue

Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from WhatsApp Business Platform, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources. Beginning with our Quarterly Report on Form 10-Q to be filed for the first quarter of 2024, we intend to report ARPP based on DAP instead of MAP.

Our annual worldwide ARPP in 2023, which represents the sum of quarterly ARPP during such period, was $34.72, an increase of 9% from 2022.

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
----
DAU/MAU:--66%------67%------67%------67%------67%------68%------68%-----68%------69%-

--
DAU/MAU:--74%-----75%------75%------74%------75%-----74%------75%------75%------75%----DAU/MAU:-72%------73%------74%-----74%------75%------75%------75%------75%------75%---
--
DAU/MAU:--63%-----64%------64%------64%------65%-----66%------66%------66%------67%----DAU/MAU:-65%------66%------66%-----66%------66%------67%------66%------67%------67%---
Note: For purposes of reporting DAUs, MAUs, and ARPU by geographic region, Europe includes all users in Russia and Turkey and Rest of World includes all users in Africa, Latin America, and the Middle East.

Worldwide DAUs increased 6% to 2.11 billion on average during December 2023 from 2.00 billion during December 2022. Users in India, Bangladesh, and Nigeria represented the top three sources of growth in DAUs during December 2023, relative to the same period in 2022.

•Monthly Active Users (MAUs). We define a monthly active user as a registered and logged-in Facebook user who visited Facebook through our website or a mobile device, or used our Messenger application (and is also a registered Facebook user), in the last 30 days as of the date of measurement. MAUs are a measure of the size of our global active user community on Facebook.

As of December 31, 2023, we had 3.07 billion MAUs, an increase of 3% from December 31, 2022. Users in India, Bangladesh, and Nigeria represented the top three sources of growth in 2023, relative to the same period in 2022.

Trends in Our Monetization by Facebook User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. We define ARPU as our total revenue in a given geography during a given quarter, divided by the average of the number of MAUs in the geography at the beginning and end of the quarter. While ARPU includes all sources of revenue, the number of MAUs used in this calculation only includes users of Facebook and Messenger as described in the definition of MAU above. While the share of revenue from users who are not also Facebook or Messenger MAUs has grown over time, we estimate that revenue from users who are Facebook or Messenger MAUs represents the substantial majority of our total revenue. See "Average Revenue Per Person (ARPP)" above for our estimates of trends in our monetization of our Family products. The geography of our users affects our revenue and financial results because we currently monetize users in different geographies at different average rates. Our revenue and ARPU in regions such as United States & Canada and Europe are relatively higher primarily due to the size and maturity of those online and mobile advertising markets. For example, ARPU in 2023 in the United States & Canada region was more than 11 times higher than in the Asia-Pacific region.
---ARPU:--$11.57---$9.54---$9.82---$9.41---$10.86----$9.62----$10.63----$11.23---$13.12-

-
--ARPU:--$60.57--$48.29--$50.25--$49.13---$58.77--$48.85---$53.53---$56.11---$68.44--------ARPU:--$19.68--$15.35--$15.64--$14.23--$17.29---$15.51--$17.88---$19.04---$23.14

-ARPU:--$4.89----$4.47----$4.54----$4.42----$4.61----$4.52----$4.88-----$5.12----$5.52-------ARPU:--$3.43-----$3.14----$3.35----$3.21----$3.52----$3.35----$3.76-----$4.22----$4.50

Ad Revenue	Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from WhatsApp Business Platform, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

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

Our annual worldwide ARPU in 2023, which represents the sum of quarterly ARPU during such period, was $44.60, an increase of 13% from 2022. For 2023, ARPU increased by 21% in Europe, 20% in Rest of World, 11% in Asia-Pacific, and 10% in United States & Canada. User growth was mostly in geographies with relatively lower ARPU, such as Asia‑Pacific and Rest of World. We expect that user growth in the future will be primarily concentrated in those regions where ARPU is relatively lower, such that worldwide ARPU may continue to increase at a slower rate relative to ARPU in any geographic region in a particular period, or potentially decrease even if ARPU increases in each geographic region.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our consolidated financial statements. We believe that the estimates and assumptions associated with loss contingencies, income taxes, and valuation of assets, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. For further information on all of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the merits of our defenses and the impact of negotiations, settlements, regulatory proceedings, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters. Certain factors, in particular, have resulted in significant changes to these estimates and judgments in prior quarters based on updated information available. For example, in certain jurisdictions where we operate, fines and penalties may be the result of new laws and preliminary interpretations regarding the basis of assessing damages, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. In addition, certain government inquiries and investigations, such as matters before our lead European Union privacy regulator, the Irish Data Protection Commission, are subject to review by other regulatory bodies before decisions are finalized, which can lead to significant changes in the outcome of an inquiry. As a result of these and other factors, we reasonably expect that our estimates and judgments with respect to our contingencies may continue to be revised in future quarters.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See Note 12 — Commitments and Contingencies and Note 15 — Income Taxes of the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. Our actual and forecasted income (loss) before provision is subject to change due to economic, political and other conditions and significant judgment is required in determining our ability to recognize our net deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates for transfer pricing that have been developed based upon analyses of appropriate arms-length prices. Similarly, our estimates related to uncertain tax positions concerning research and development tax credits are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different, as significant judgment is required in evaluating and estimating our provision for income taxes. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.

Valuation of Assets

The valuation and impairment assessment of certain assets, including recoverability, requires significant judgment and assumptions such as estimation of future cash flows, discount rates, market data of comparable assets and companies, holding period and residual value of asset groups, among others.

Impairment testing for long-lived-assets, including property and equipment and operating lease right-of-use assets, occurs whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable compared to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. The impairment test is performed at the asset group level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the test results indicate that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

Impairment testing for non-marketable equity securities without readily determinable fair values accounted for using the measurement alternative, is performed at each reporting date to determine whether there are triggering events for impairment. Such qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our non-marketable equity securities using the market approach and/or the income approach and recognize impairment loss in our consolidated statements of income if the estimated fair value is less than the carrying value. In addition, for these non-marketable equity securities, determining whether a non-marketable equity security issued by the same issuer is similar to the non-marketable equity security we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. The identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred.

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

We recognize revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to a user. We recognize revenue from the delivery of action-based ads in the period in which a user takes the action the marketer contracted for. The number of ads we show is subject to methodological changes as we continue to evolve our ads business and the structure of our ads products. In particular, the ads we show may vary by product (for example, our video and Reels products are not currently monetized at the same rate as our feed or Stories products), and from time to time we increase or decrease the number or frequency of ads we show as part of our product and monetization strategies. We calculate average price per ad as total advertising revenue divided by the number of ads delivered, representing the average price paid per ad by a marketer regardless of their desired objective such as impression or action. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

Other revenue. Other revenue consists of revenue from WhatsApp Business Platform, net fees we receive from developers using our Payments infrastructure and revenue from various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest, wearables, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content costs.

Research and development. Research and development expenses consist mostly of payroll and related expenses which include share-based compensation, RL technology development costs, facilities-related costs for employees on our engineering and technical teams who are responsible for developing new products as well as improving existing products, and restructuring charges.

Marketing and sales. Marketing and sales expenses consist mainly of marketing and promotional expenses as well as payroll and related expenses which include share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include professional services such as content reviewers to support our community and product operations and restructuring charges.

General and administrative. General and administrative expenses consist primarily of legal-related costs, which include estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; payroll and related expenses which include share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; other taxes, such as digital services taxes and other non-income-based tax levies; professional services and restructuring charges.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue	$134,902	$116,609	$117,929
Costs and expenses:
Cost of revenue	25,959	25,249	22,649
Research and development	38,483	35,338	24,655
Marketing and sales	12,301	15,262	14,043
General and administrative	11,408	11,816	9,829
Total costs and expenses	88,151	87,665	71,176
Income from operations	46,751	28,944	46,753
Interest and other income (expense), net	677	(125)	531
Income before provision for income taxes	47,428	28,819	47,284
Provision for income taxes	8,330	5,619	7,914
Net income	$39,098	$23,200	$39,370

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	19	22	19
Research and development	29	30	21
Marketing and sales	9	13	12
General and administrative	8	10	8
Total costs and expenses	65	75	60
Income from operations	35	25	40
Interest and other income (expense), net	1	—	—
Income before provision for income taxes	35	25	40
Provision for income taxes	6	5	7
Net income	29%	20%	33%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Advertising	$131,948	$113,642	$114,934	16%	(1)%
Other revenue	1,058	808	721	31%	12%
Family of Apps	133,006	114,450	115,655	16%	(1)%
Reality Labs	1,896	2,159	2,274	(12)%	(5)%
Total revenue	$134,902	$116,609	$117,929	16%	(1)%

Family of Apps

FoA revenue in 2023 increased $18.56 billion, or 16%, compared to 2022. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in 2023 increased $18.31 billion, or 16%, compared to 2022 due to an increase in the number of ads delivered, partially offset by a decrease in the average price per ad. In 2023, the number of ads delivered increased by 28%, as compared with an 18% increase in 2022 as ads impressions grew in all regions during 2023, especially in Asia-Pacific and Rest of World. The increase in the ads delivered during 2023 was driven by increases in the number and frequency of ads displayed across our products and an increase in users. In 2023, the average price per ad decreased by 9%, as compared with a decrease of 16% in 2022. The decrease in average price per ad was driven by an increase in the number of ads delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. While the average price per ad declined year-over-year, we believe the improvements to our ad targeting and measurement tools have had a favorable impact on our ad performance and advertising demand. Other factors are also discussed in the section entitled "—Executive Overview of Full Year 2023 Results." In addition, year-over-year advertising revenue growth for the full year 2023 was driven mainly by marketer spending in online commerce, which benefited from marketers based in China, consumer packaged goods, and entertainment and media. We anticipate that future advertising revenue will be driven by a combination of price and the number of ads delivered.

Other revenue

FoA other revenue in 2023 increased $250 million, or 31%, compared to 2022. The increase was mainly driven by WhatsApp Business Platform revenue.

Reality Labs

RL revenue in 2023 decreased $263 million, or 12%, compared to 2022. The decrease in RL revenue was mostly driven by a net decrease in the volume of Meta Quest sales.

Revenue Seasonality

Revenue is traditionally seasonally strong in the fourth quarter of each year due in part to seasonal holiday demand. We believe that this seasonality in both advertising revenue and RL consumer hardware sales affects our quarterly results, which generally reflect significant growth in revenue between the third and fourth quarters and a decline between the fourth and subsequent first quarters. For instance, our total revenue increased 17%, 16%, and 16% between the third and fourth quarters of 2023, 2022, and 2021, respectively, while total revenue for the first quarters of 2023, 2022, and 2021 declined 11%, 17%, and 7% compared to the fourth quarters of 2022, 2021, and 2020 respectively.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our total revenue in the full year 2023 compared to the same period in 2022. If we had translated revenue for the full year 2023 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $134.53 billion and $131.57 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $374 million and $379 million lower than actual total revenue and advertising revenue, respectively, for the full year 2023. Using the same constant rates, full year 2023 total revenue and advertising revenue would have been $17.92 billion and $17.93 billion higher than actual total revenue and advertising revenue, respectively, for the full year 2022.

Cost of revenue

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Cost of revenue	$25,959	$25,249	$22,649	3%	11%
Percentage of revenue	19%	22%	19%

Cost of revenue in 2023 increased $710 million, or 3%, compared to 2022. The increase was primarily driven by higher operational expenses related to our data centers and technical infrastructure, partially offset by a decrease in data center abandonment charges related to restructuring and lower content costs.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges.

Research and development

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Research and development	$38,483	$35,338	$24,655	9%	43%
Percentage of revenue	29%	30%	21%

Research and development expenses in 2023 increased $3.15 billion, or 9%, compared to 2022. The increase was primarily from higher payroll and related expenses driven by an increase in share-based compensation expenses.

Marketing and sales

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Marketing and sales	$12,301	$15,262	$14,043	(19)%	9%
Percentage of revenue	9%	13%	12%

Marketing and sales expenses in 2023 decreased $2.96 billion, or 19%, compared to 2022. The decrease was mainly due to decreases in marketing and promotional expenses as well as payroll and related expenses. The payroll and related expenses decreased as a result of a decrease in employee headcount from December 31, 2022 to December 31, 2023 in our marketing and sales functions.

General and administrative

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
General and administrative	$11,408	$11,816	$9,829	(3)%	20%
Percentage of revenue	8%	10%	8%

General and administrative expenses in 2023 decreased $408 million, or 3%, compared to 2022. The decrease was mainly due to lower payroll and related expenses, as a result of a decrease in employee headcount from December 31, 2022 to December 31, 2023 in our general and administrative functions.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Family of Apps	$62,871	$42,661	$56,946	47%	(25)%
Reality Labs	(16,120)	(13,717)	(10,193)	(18)%	(35)%
Total income from operations	$46,751	$28,944	$46,753	62%	(38)%

Family of Apps

FoA income from operations in 2023 increased $20.21 billion, or 47%, compared to 2022. The increase was mostly driven by higher advertising revenue and a decrease in marketing and sales expenses.

Reality Labs

RL loss from operations in 2023 increased $2.40 billion, or 18%, compared to 2022. The increase in loss was mainly due to an increase in payroll and related expenses and a decrease in RL revenue.

Interest and other income (expense), net

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Interest income	$1,639	$461	$484	256%	(5)%
Interest expense	(446)	(185)	(23)	(141)%	NM
Foreign currency exchange losses, net	(366)	(81)	(140)	(352)%	42%
Other income (expense), net	(150)	(320)	210	53%	(252)%
Interest and other income (expense), net	$677	$(125)	$531	NM	(124)%

Interest and other income (expense), net in 2023 increased $802 million compared to 2022. The increase in interest income was due to a combination of higher interest rates and higher balances, compared to the same period in 2022. Changes in other income (expense), net were mostly related to gains (losses) recognized for our equity investments.

Provision for income taxes

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % change	2022 vs 2021 % change

	(in millions, except percentages)
Provision for income taxes	$8,330	$5,619	$7,914	48%	(29)%
Effective tax rate	18%	19%	17%

Our provision for income taxes in 2023 increased $2.71 billion, or 48%, compared to 2022, due to an increase in income before provision for income taxes.

Our effective tax rate in 2023 decreased compared to 2022, primarily due to excess tax benefits recognized from share-based compensation in 2023 and the effect of additional guidance issued by the Internal Revenue Service (IRS) providing temporary relief on foreign tax credits. This was partially offset by a decrease in the proportion of U.S. tax benefits from foreign-derived intangible income relative to income before provision for income taxes and additional clarification issued by the IRS in September 2023 regarding research and development expenses subject to mandatory capitalization and amortization.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 26, 2024 price, and absent any changes to U.S. tax law, we expect our effective tax rate for the full year 2024 to be in the mid-teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increased our 2023 cash tax liabilities materially but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2024 could be higher when compared to current law and our cash tax liabilities could be lower.

Unrecognized Tax Benefits. As of December 31, 2023, we had net uncertain tax positions of $6.95 billion which were accrued as other liabilities. These unrecognized tax benefits were predominantly accrued for uncertainties related to transfer pricing with our foreign subsidiaries, which includes licensing of intellectual property, providing services and other transactions, as well as for uncertainties regarding the utilization of our research tax credits. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.

See Note 15 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $65.40 billion as of December 31, 2023, an increase of $24.67 billion from December 31, 2022. The increase was mostly due to $71.11 billion of cash generated from operations, and $8.46 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in May 2023. These increases were partially offset by $28.10 billion for capital expenditures, including principal payments on finance leases, $19.77 billion for repurchases of our Class A common stock, and $7.01 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.

The following table presents our cash flows (in millions):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$71,113	$50,475	$57,683
Net cash used in investing activities	$(24,495)	$(28,970)	$(7,570)
Net cash used in financing activities	$(19,500)	$(22,136)	$(50,728)

Cash Provided by Operating Activities

Cash provided by operating activities during 2023 mostly consisted of $39.10 billion net income adjusted for certain non-cash items, such as $14.03 billion of share-based compensation expense and $11.18 billion of depreciation and amortization expense, as well as $3.29 billion of favorable changes in working capital. The increase in cash flows from operating activities during 2023 compared to 2022 was mostly due to an increase in cash collection from our customers driven by the increase in revenue, and a decrease in payments to our vendors.

Cash Used in Investing Activities

Cash used in investing activities during 2023 mostly consisted of $27.05 billion of net purchases of property and equipment as we continued to invest in data centers, servers, and network infrastructure, partially offset by $3.20 billion net proceeds from maturities and sales of marketable debt securities. The decrease in cash used in investing activities during 2023 compared to 2022 was mostly due to a decrease in purchases of property and equipment.

We anticipate making capital expenditures of approximately $30 billion to $37 billion in 2024.

Cash Used in Financing Activities

Cash used in financing activities during 2023 mostly consisted of $19.77 billion for repurchases of our Class A common stock and $7.01 billion of taxes paid related to net share settlement of RSUs, partially offset by $8.46 billion proceeds from the issuance of the Notes in May 2023. The decrease in cash used in financing activities during 2023 compared to 2022 was mainly due to a decrease in cash paid for repurchases of our Class A common stock, partially offset by an increase in taxes paid related to net share settlement of employee RSU awards and a decrease in net proceeds from our debt offerings.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities (in millions):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$71,113	$50,475	$57,683
Purchases of property and equipment, net	(27,045)	(31,186)	(18,567)
Principal payments on finance leases	(1,058)	(850)	(677)
Free cash flow	$43,010	$18,439	$38,439

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our share repurchases and dividend payments for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating lease obligations mostly include offices, data centers, and colocations. Our finance lease obligations include certain network infrastructure. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations.

Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

As of December 31, 2023, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $18.50 billion. These notes were issued in multiple series, which mature from 2027 through 2063. Short-term and long-term future interest payments obligations as of December 31, 2023 are $848 million and $16.40 billion, respectively. Net proceeds from the offerings are used for general corporate purposes, which may include, but are not limited to, capital expenditures, share repurchases, dividend payments, acquisitions or investments.

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In 2023, we repurchased and subsequently retired 92 million shares of our Class A common stock for an aggregate amount of $20.03 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases. In January 2024, an additional $50 billion of repurchases was authorized under this program.

Dividend

On February 1, 2024, we announced the initiation of our first ever cash dividend program. This cash dividend of $0.50 per share of common stock is equivalent to $2.00 per share on an annual basis. The first cash dividend will be paid on March 26, 2024 to all holders of record of common stock at the close of business on February 22, 2024.

Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding Class A common stock and Class B common stock. The declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.

Taxes

Cash paid for income taxes was $6.61 billion for the year ended December 31, 2023. As of December 31, 2023, we had taxes payable of $1.14 billion related to a one-time transition tax payable incurred as a result of the Tax Act, of which $575 million is due within one year. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025. Our other liabilities also include $6.95 billion related to the uncertain tax positions as of December 31, 2023. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Long-term Debt, Note 12 — Commitments and Contingencies, Note 13 — Stockholders' Equity, and Note 15 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding leases and contractual commitments, debt, taxes, and contingencies.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasuring monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange net losses of $366 million, $81 million, and $140 million were recognized in 2023, 2022, and 2021, respectively.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest income and market value of our cash equivalents, marketable debt securities, and the fair value of our long-term debt.

Our cash, cash equivalents, and marketable debt securities consist of cash, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease of $355 million and $558 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2023 and 2022, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity.

As of December 31, 2023 and 2022, we also had aggregate principal amounts of fixed-rate senior notes (the Notes) outstanding of $18.50 billion and $10.00 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Equity Price Risk

Our equity investments are in non-marketable equity securities and are subject to equity price risks that could have a material impact on the carrying value of our holdings.

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our non-marketable equity securities are complex due to the lack of readily available market data and observable transactions. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these companies we invest in and, therefore, result in a material impairment or downward adjustment in our investments. Our total non-marketable equity securities, which mostly consists of our investment in Jio Platforms Limited, had a carrying value of $6.14 billion and $6.20 billion as of December 31, 2023 and 2022, respectively.

For additional information, see Note 1 — Summary of Significant Accounting Policies, Note 5 — Financial Instruments, Note 6 — Non-marketable Equity Securities, and Note 10 — Long-term Debt in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Estimates" contained in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

META PLATFORMS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Platforms, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 1, 2024, expressed an unqualified opinion thereon.

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
Our audit procedures included reading the minutes or a summary of the meetings of the committees of the board of directors, reading the proceedings, claims, and regulatory, or government inquiries and investigations, or summaries as we deemed appropriate, requesting and receiving internal and external legal counsel confirmation letters, meeting with internal and external legal counsel to discuss the nature of the various matters, and obtaining representations from management. We also evaluated the appropriateness of the related disclosures included in Note 12 to the consolidated financial statements.

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
February 1, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meta Platforms, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Meta Platforms, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 1, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 1, 2024

META PLATFORMS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,862	$14,681
Marketable securities	23,541	26,057
Accounts receivable, net	16,169	13,466
Prepaid expenses and other current assets	3,793	5,345
Total current assets	85,365	59,549
Non-marketable equity securities	6,141	6,201
Property and equipment, net	96,587	79,518
Operating lease right-of-use assets	13,294	12,673
Intangible assets, net	788	897
Goodwill	20,654	20,306
Other assets	6,794	6,583
Total assets	$229,623	$185,727

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,849	$4,990
Partners payable	863	1,117
Operating lease liabilities, current	1,623	1,367
Accrued expenses and other current liabilities	24,625	19,552
Total current liabilities	31,960	27,026
Operating lease liabilities, non-current	17,226	15,301
Long-term debt	18,385	9,923
Other liabilities	8,884	7,764
Total liabilities	76,455	60,014
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,211 million and 2,247 million shares issued and outstanding, as of December 31, 2023 and 2022, respectively; 4,141 million Class B shares authorized, 350 million and 367 million shares issued and outstanding, as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	73,253	64,444
Accumulated other comprehensive loss	(2,155)	(3,530)
Retained earnings	82,070	64,799
Total stockholders' equity	153,168	125,713
Total liabilities and stockholders' equity	$229,623	$185,727

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$134,902	$116,609	$117,929
Costs and expenses:
Cost of revenue	25,959	25,249	22,649
Research and development	38,483	35,338	24,655
Marketing and sales	12,301	15,262	14,043
General and administrative	11,408	11,816	9,829
Total costs and expenses	88,151	87,665	71,176
Income from operations	46,751	28,944	46,753
Interest and other income (expense), net	677	(125)	531
Income before provision for income taxes	47,428	28,819	47,284
Provision for income taxes	8,330	5,619	7,914
Net income	$39,098	$23,200	$39,370
Earnings per share attributable to Class A and Class B common stockholders:
Basic	$15.19	$8.63	$13.99
Diluted	$14.87	$8.59	$13.77
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	2,574	2,687	2,815
Diluted	2,629	2,702	2,859

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$39,098	$23,200	$39,370
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	618	(1,184)	(1,116)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	757	(1,653)	(504)
Comprehensive income	$40,473	$20,363	$37,750

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2020	2,849	$—	$50,018	$927	$77,345	$128,290
Issuance of common stock	45	—	—	—	—	—
Shares withheld related to net share settlement	(17)	—	(3,371)	—	(2,144)	(5,515)
Share-based compensation	—	—	9,164	—	—	9,164
Share repurchases	(136)	—	—	—	(44,810)	(44,810)
Other comprehensive loss	—	—	—	(1,620)	—	(1,620)
Net income	—	—	—	—	39,370	39,370
Balances at December 31, 2021	2,741	—	55,811	(693)	69,761	124,879
Issuance of common stock	54	—	—	—	—	—
Shares withheld related to net share settlement	(20)	—	(3,359)	—	(236)	(3,595)
Share-based compensation	—	—	11,992	—	—	11,992
Share repurchases	(161)	—	—	—	(27,926)	(27,926)
Other comprehensive loss	—	—	—	(2,837)	—	(2,837)
Net income	—	—	—	—	23,200	23,200
Balances at December 31, 2022	2,614	—	64,444	(3,530)	64,799	125,713
Issuance of common stock	65	—	—	—	—	—
Shares withheld related to net share settlement	(26)	—	(5,218)	—	(1,794)	(7,012)
Share-based compensation	—	—	14,027	—	—	14,027
Share repurchases	(92)	—	—	—	(20,033)	(20,033)
Other comprehensive income	—	—	—	1,375	—	1,375
Net income	—	—	—	—	39,098	39,098
Balances at December 31, 2023	2,561	$—	$73,253	$(2,155)	$82,070	$153,168

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$39,098	$23,200	$39,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,178	8,686	7,967
Share-based compensation	14,027	11,992	9,164
Deferred income taxes	131	(3,286)	609
Impairment charges for facilities consolidation, net	2,432	2,218	—
Data center assets abandonment	(224)	1,341	—
Other	635	641	(127)
Changes in assets and liabilities:
Accounts receivable	(2,399)	231	(3,110)
Prepaid expenses and other current assets	559	162	(1,750)
Other assets	(80)	(106)	(349)
Accounts payable	51	210	1,436
Partners payable	(271)	90	(12)
Accrued expenses and other current liabilities	5,352	4,210	3,544
Other liabilities	624	886	941
Net cash provided by operating activities	71,113	50,475	57,683
Cash flows from investing activities
Purchases of property and equipment	(27,266)	(31,431)	(18,690)
Proceeds relating to property and equipment	221	245	123
Purchases of marketable debt securities	(2,982)	(9,626)	(30,407)
Sales and maturities of marketable debt securities	6,184	13,158	42,586
Acquisitions of businesses and intangible assets	(629)	(1,312)	(851)
Other investing activities	(23)	(4)	(331)
Net cash used in investing activities	(24,495)	(28,970)	(7,570)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(7,012)	(3,595)	(5,515)
Repurchases of Class A common stock	(19,774)	(27,956)	(44,537)
Proceeds from issuance of long-term debt, net	8,455	9,921	—
Principal payments on finance leases	(1,058)	(850)	(677)
Other financing activities	(111)	344	1
Net cash used in financing activities	(19,500)	(22,136)	(50,728)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	113	(638)	(474)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,231	(1,269)	(1,089)
Cash, cash equivalents, and restricted cash at beginning of the period	15,596	16,865	17,954
Cash, cash equivalents, and restricted cash at end of the period	$42,827	$15,596	$16,865
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$41,862	$14,681	$16,601
Restricted cash, included in prepaid expenses and other current assets	99	294	149
Restricted cash, included in other assets	866	621	115
Total cash, cash equivalents, and restricted cash	$42,827	$15,596	$16,865

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow data
Cash paid for income taxes, net	$6,607	$6,407	$8,525
Cash paid for interest, net of amounts capitalized	$448	$—	$—
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,105	$3,319	$3,404
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$119	$291	$73
Other current assets through financing arrangement in accrued expenses and other current liabilities	$15	$16	$508
Repurchases of Class A common stock in accrued expenses and other current liabilities	$474	$310	$340

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

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to loss contingencies, income taxes, valuation of long-lived assets and their associated estimated useful lives, valuation of non-marketable equity securities, revenue recognition, valuation of goodwill, credit losses of available-for-sale (AFS) debt securities and accounts receivable, and fair value of financial instruments and leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Revenue Recognition

We recognize revenue under Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Sales commissions we pay in connection with contracts are expensed when incurred because the amortization period is one year or less. These costs are recorded within marketing and sales on our consolidated statements of income. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Revenue includes sales and usage‑based taxes, except for cases where we are acting as a pass‑through agent.

Advertising Revenue

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

For revenue generated from arrangements that involve third-parties, we evaluate whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

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

Other Revenue

Other revenue consists of revenue from WhatsApp Business Platform, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

Cost of Revenue

Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, as well as payroll and related expenses which include share-based compensation for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also includes costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content costs.

Content Costs

Our content costs are mostly related to payments to content providers from whom we license video and music to increase engagement on the platform. We pay fees to these content providers based on revenue generated, a flat fee, or both. For licensed video, we expense the cost per title when the title is accepted and available for viewing if the capitalization criteria are not met. Video content costs that meet the criteria for capitalization were not material to date.

For licensed music, we expense the license fees over the contractual license period. We pay fees to music partners based on revenue generated, minimum guaranteed fees, flat fees, or a combination thereof. Expensed content costs are included in cost of revenue on our consolidated statements of income.

Software Development Costs

Software development costs, including costs to develop software products or the software component of products to be marketed or sold to external users, are expensed before the software or technology reach technological feasibility, which is typically reached shortly before the release of such products.

Software development costs also include costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the criteria for capitalization were not material to date.

Share-based Compensation

Share-based compensation expense consists of the company's restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of the provision for income taxes.

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on our consolidated statements of income. We incurred advertising expenses of $2.02 billion, $2.65 billion, and $2.99 billion for the years ended December 31, 2023, 2022, and 2021, respectively.

Employee Severance

We recognize one-time employee termination costs when notification occurs, based on the regional requirements in which the employee works.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with financial institutions globally and highly liquid investments with maturities of 90 days or less from the date of purchase. We classify amounts in transit from customer credit cards and payment service providers as cash on our consolidated balance sheets.

We hold investments in marketable securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable securities as available-for-sale (AFS) investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. The amounts of credit losses recorded for the years ended December 31, 2023, 2022, and 2021 were not material. We determine realized gains or losses on sale of marketable securities on a specific identification method and include such gains or losses in interest and other income (expense), net on our consolidated statements of income.

We classify certain restricted cash balances, consisting primarily of cash related to insurance policies, and retention and indemnification holdback for our acquisitions, within prepaid expenses and other current assets and other assets on our consolidated balance sheets based upon the expected duration of the restrictions.

Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. We periodically review our non-marketable equity securities for impairment. When indicators exist and the estimated fair value of an investment is below the carrying amount, we write down the investment to fair value. The change in carrying value, if any, gains and losses resulting from the remeasurements are recognized in interest and other income (expense), net on our consolidated statements of income. For additional information, see Note 6 — Non-marketable Equity Securities.

In addition, we also held other non-marketable equity securities accounted for under the equity method which were immaterial as of December 31, 2023 and 2022.

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2023 and 2022, the allowances for accounts receivable were immaterial.

Property and Equipment

Property and equipment, including finance leases, are depreciated and stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment and amortization periods of finance lease right-of-use (ROU) assets are described below:

Property and Equipment	Useful Life/ Amortization period
Servers and network assets	Four to Five years
Buildings	25 to 30 years
Equipment and other	One to 25 years
Finance lease right-of-use assets	Three to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

We evaluate at least annually the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset's fair value is less than the carrying amount, an impairment charge is recognized. Additionally, we recorded abandonment charges and its related adjustments in 2023 and 2022 for data center construction in progress (CIP) assets under ASC Topic 360 related to our restructuring efforts. For additional information regarding our restructuring efforts, see Note 3 — Restructuring.

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

Servers and network assets include property and equipment mostly in our data centers, which is used to support production traffic. Land and assets held within CIP are not depreciated. CIP is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. We capitalize interest on our debt related to certain eligible CIP assets and depreciate over the useful life of the related assets.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and gain or loss on such sale or disposal is reflected in income from operations.

Lease Obligations

Our operating leases mostly comprise of certain offices, data centers, and colocations. We also have finance leases for certain network infrastructure. We determine if an arrangement is a lease at inception. Most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, real estate taxes, and management fees. We combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. These amounts are affected by the Consumer Price Index, payments contingent on energy production for renewable energy purchase arrangements, and maintenance and utilities. Such variable lease costs are expensed as incurred on our consolidated statements of income. For certain colocation and equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and lease liabilities.

For leases with a lease term greater than 12 months, ROU assets and lease liabilities are recognized on our consolidated balance sheets at the commencement date based on the present value of the remaining fixed lease payments and includes only payments that are fixed and determinable at the time of commencement.

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

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate is based on our understanding of what our credit rating would be in a similar economic environment.

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

During the year ended December 31, 2023 and 2022, we recorded net impairment losses of $2.43 billion and $2.22 billion in aggregate for operating lease ROU assets and leasehold improvements under ASC Topic 360 as a part of our facilities consolidation restructuring efforts. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows. For additional information regarding our restructuring efforts, see Note 3 — Restructuring.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be reasonably estimated, we record such losses as general and administrative expenses on our consolidated statements of income and disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Goodwill and Intangibles Assets

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of December 31, 2023, no impairment of goodwill has been identified.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2023 and 2022, we had cumulative translation losses, net of tax of $1.24 billion and $1.86 billion, respectively.

Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded within interest and other income (expense), net on our consolidated statements of income. Net losses resulting from foreign currency transactions were $366 million, $81 million, and $140 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Cash equivalents consists mostly of money market funds, that primarily invest in U.S. government and agency securities. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our marketable securities are held in diversified highly rated securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2023 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 37%, 40%, and 41% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively, from marketers and developers based in the United States, with a majority of the revenue outside of the United States in 2023 coming from customers located in western Europe, China, Brazil, Australia, Canada and Japan.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses, and bad debt expense on these losses was not material during the years ended

December 31, 2023, 2022, or 2021. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2023, 2022, and 2021.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Advertising	$131,948	$113,642	$114,934
Other revenue	1,058	808	721
Family of Apps	133,006	114,450	115,655
Reality Labs	1,896	2,159	2,274
Total revenue	$134,902	$116,609	$117,929

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
United States and Canada (1)	$52,888	$50,150	$51,541
Europe (3)	31,210	26,681	29,057
Asia-Pacific (2)	36,154	27,760	26,739
Rest of World (3)	14,650	12,018	10,592
Total revenue	$134,902	$116,609	$117,929
_________________________
(1)United States revenue was $49.78 billion, $47.20 billion, and $48.38 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)China revenue was $13.69 billion, $7.40 billion, and $7.59 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $675 million and $526 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we expect $626 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2023 Restructuring

In March 2023, we announced three rounds of planned layoffs to further reduce our company size by approximately 10,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments (the 2023 Restructuring). Impacted employees in our recruiting, technology, and business groups were notified during March 2023 to May 2023. As of December 31, 2023, we have completed these employee layoffs. In certain regions, a small portion of the impacted employees continue to be included in our reported headcount through 2024. We recognized $1.20 billion pre-tax severance and related personnel costs across the FoA and RL segments during the year ended December 31, 2023 in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, where applicable.

A summary of our 2023 Restructuring pre-tax charges, including subsequent adjustments, recorded for severance and related personnel costs during the year ended December 31, 2023 is as follows (in millions):

Year Ended December 31, 2023
Research and development	$422
Marketing and sales	308
General and administrative	467
Total (1)	$1,197
____________________________
(1)    Includes $101 million of share-based compensation expense recognized for the 2023 layoffs during the year ended December 31, 2023.

The 2023 Restructuring charges recorded under our FoA segment were $1.10 billion and RL segment were $96 million during the year ended December 31, 2023.

The following is a summary of changes in the accrued severance and other personnel liabilities related to the 2023 layoff activities, included within accrued expenses and other current liabilities on our consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2023	$—
Severance and other personnel costs	1,097
Cash payments	(1,021)
Balance as of December 31, 2023	$76

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. These measures included a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the FoA and RL segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). As of December 31, 2023, we have completed the data center initiatives and the 2022 employee layoffs, and substantially completed the facilities consolidation initiatives.

A summary of our 2022 Restructuring pre-tax charges for the years ended December 31, 2023 and 2022, including subsequent adjustments, is as follows (in millions):

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$177	$—	$(224)	$(47)	$154	$—	$1,341	$1,495
Research and development	1,581	(9)	—	1,572	1,311	408	—	1,719
Marketing and sales	396	(1)	—	395	404	234	—	638
General and administrative	352	(17)	—	335	426	333	—	759
Total	$2,506	$(27)	$(224)	$2,255	$2,295	$975	$1,341	$4,611
____________________________________
(1)Relates to changes in estimates in our data center restructuring charges recorded during 2022.

Total restructuring charges recorded under our FoA segment were $1.74 billion and $4.10 billion, and RL segment were $516 million and $515 million for the years ended December 31, 2023 and 2022, respectively.

The following is a summary of changes in the severance and other personnel liabilities related to the 2022 layoff activities, included within accrued expenses and other current liabilities on our consolidated balance sheets (in millions):

Severance Liabilities
Balance as of January 1, 2022	$—
Severance and other personnel costs	975
Cash payments	(203)
Balance as of December 31, 2022	772
Adjustments and foreign exchange	(35)
Cash payments	(737)
Balance as of December 31, 2023	$—

Note 4. Earnings per Share

We compute earnings per share (EPS) of Class A and Class B common stock using the two-class method. As the liquidation and dividend rights for both Class A and Class B common stock are identical, the undistributed earnings are allocated on a proportionate basis to the weighted-average number of common shares outstanding for the period.

Basic EPS is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding. For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities, including restricted stock units (RSUs) awards under our Equity Incentive Plan.

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

For the years ended December 31, 2023 and 2022, approximately 16 million and 95 million shares of Class A common stock equivalents of RSUs were excluded from the diluted EPS calculation, respectively, as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the year ended December 31, 2021.

Basic and diluted EPS are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS:
Numerator
Net income	$33,722	$5,376	$19,729	$3,471	$33,328	$6,042
Denominator
Shares used in computation of basic earnings per share	2,220	354	2,285	402	2,383	432
Basic EPS	$15.19	$15.19	$8.63	$8.63	$13.99	$13.99
Diluted EPS:
Numerator
Net income	$33,722	$5,376	$19,729	$3,471	$33,328	$6,042
Reallocation of net income as a result of conversion of Class B to Class A common stock	5,376	—	3,471	—	6,042	—
Reallocation of net income to Class B common stock	—	(112)	—	(19)	—	(93)
Net income for diluted EPS	$39,098	$5,264	$23,200	$3,452	$39,370	$5,949
Denominator
Shares used in computation of basic earnings per share	2,220	354	2,285	402	2,383	432
Conversion of Class B to Class A common stock	354	—	402	—	432	—
Weighted-average effect of dilutive RSUs	55	—	15	—	44	—
Shares used in computation of diluted earnings per share	2,629	354	2,702	402	2,859	432
Diluted EPS	$14.87	$14.87	$8.59	$8.59	$13.77	$13.77

Note 5. Financial Instruments

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,265
Cash equivalents:
Money market funds	32,910	$32,910	$—	$—
U.S. government and agency securities	2,206	2,206	—	—
Time deposits	261	—	261	—
Corporate debt securities	220	—	220	—
Total cash and cash equivalents	41,862	35,116	481	—
Marketable securities:
U.S. government securities	8,439	8,439	—	—
U.S. government agency securities	3,498	3,498	—	—
Corporate debt securities	11,604	—	11,604	—
Total marketable securities	23,541	11,937	11,604	—
Restricted cash equivalents	857	857	—	—
Other assets	101	—	—	101
Total	$66,361	$47,910	$12,085	$101

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,176
Cash equivalents:
Money market funds	8,305	$8,305	$—	$—
U.S. government and agency securities	16	16	—	—
Time deposits	156	—	156	—
Corporate debt securities	28	—	28	—
Total cash and cash equivalents	14,681	8,321	184	—
Marketable securities:
U.S. government securities	8,708	8,708	—	—
U.S. government agency securities	4,989	4,989	—	—
Corporate debt securities	12,335	—	12,335	—
Marketable equity securities	25	25	—	—
Total marketable securities	26,057	13,722	12,335	—
Restricted cash equivalents	583	583	—	—
Other assets	157	—	—	157
Total	$41,478	$22,626	$12,519	$157
Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of December 31, 2023 and 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$336	$(1)	$7,041	$(275)	$7,377	$(276)
U.S. government agency securities	71	—	3,225	(164)	3,296	(164)
Corporate debt securities	647	(3)	10,125	(491)	10,772	(494)
Total	$1,054	$(4)	$20,391	$(930)	$21,445	$(934)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$5,008	$(234)	$3,499	$(247)	$8,507	$(481)
U.S. government agency securities	524	(17)	4,415	(308)	4,939	(325)
Corporate debt securities	4,555	(249)	7,256	(634)	11,811	(883)
Total	$10,087	$(500)	$15,170	$(1,189)	$25,257	$(1,689)

The decrease in the gross unrealized losses for the year ended December 31, 2023 is mostly due to a shorter average portfolio duration. The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of December 31, 2023 and 2022.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

December 31, 2023
Due within one year	$7,120
Due after one year to five years	16,421
Total	$23,541

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value on a non-recurring basis within Level 3 during the years ended December 31, 2023 and 2022 were $53 million and $198 million, respectively. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	December 31,
	2023	2022
Non-marketable equity securities under measurement alternative:
Initial cost	$6,389	$6,388
Cumulative upward adjustments	293	293
Cumulative impairment/downward adjustments	(599)	(497)
Carrying value	6,083	6,184
Non-marketable equity securities under equity method	58	17
Total	$6,141	$6,201

During the years ended December 31, 2023, 2022 and 2021, impairment and downward adjustments recorded for our non-marketable equity securities that were measured using measurement alternative was $101 million, $447 million, and immaterial, respectively.

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2023	2022
Land	$2,080	$1,874
Servers and network assets	46,838	34,330
Buildings	37,961	27,720
Leasehold improvements	6,972	6,522
Equipment and other	7,416	5,642
Finance lease right-of-use assets	4,185	3,353
Construction in progress	24,269	25,052
Property and equipment, gross	129,721	104,493
Less: Accumulated depreciation	(33,134)	(24,975)
Property and equipment, net	$96,587	$79,518

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. As of December 31, 2023, and 2022, construction in progress also included $1.40 billion and $2.18 billion of servers and network assets components stored by our suppliers until required by our design manufacturers to fulfill certain purchase orders, respectively.

Depreciation expense on property and equipment was $11.02 billion, $8.50 billion, and $7.56 billion for the years ended December 31, 2023, 2022, and 2021, respectively. Within property and equipment, our servers and network assets depreciation expenses were $7.32 billion, $5.29 billion, and $4.94 billion for the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, we capitalized $283 million of interest expense related to certain eligible construction in progress assets.

During the years ended December 31, 2023, and 2022, we recorded $671 million and $508 million of impairment losses mostly for leasehold improvements assets as part of our facilities consolidation restructuring efforts, respectively. For additional information, see Note 3 — Restructuring.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for our offices, data centers, and colocations. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between 2024 and 2093. Many leases include one or more options to renew.

The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$349	$380	$344
Interest	20	16	15
Operating lease cost	2,091	1,857	1,540
Variable lease cost and other, net	580	363	272
Total lease cost	$3,040	$2,616	$2,171

We also recorded $1.76 billion and $1.71 billion net impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts for the years ended December 31, 2023, and 2022, respectively. For additional information, see Note 3 — Restructuring.
Supplemental balance sheet information related to lease liabilities is as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Finance leases	14.0 years	14.4 years
Operating leases	11.6 years	12.5 years
Weighted-average discount rate:
Finance leases	3.4%	3.1%
Operating leases	3.7%	3.2%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases
2024	$2,219	$111
2025	2,330	64
2026	2,264	64
2027	2,233	60
2028	2,112	60
Thereafter	12,491	492
Total undiscounted cash flows	23,649	851
Less: Imputed interest	(4,800)	(161)
Present value of lease liabilities (1)	$18,849	$690

Lease liabilities, current	$1,623	$90
Lease liabilities, non-current	17,226	600
Present value of lease liabilities (1)	$18,849	$690
_________________
(1)    Lease liabilities include operating leases under restructuring as a part of our facilities consolidation efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2023, we have additional operating and finance leases, that have not yet commenced, with lease obligations of approximately $7.07 billion and $1.37 billion, respectively, mostly for data centers, colocations, and network infrastructure. These operating and finance leases will commence between 2024 and 2028 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$2,233	$1,654	$1,406
Operating cash flows for finance leases	$20	$16	$15
Financing cash flows for finance leases	$1,058	$850	$677
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,370	$4,366	$4,466
Finance leases	$588	$223	$160
_________________
(1)    Cash flows for operating leases during the year ended December 31, 2023 include cash paid for terminations of certain operating leases.

Note 9. Acquisitions, Goodwill, and Intangible Assets

During the year ended December 31, 2023, we completed business acquisitions with total purchase consideration of $467 million in cash, including $88 million and $352 million allocated to intangible assets and goodwill, respectively. Goodwill generated from these business acquisitions was primarily attributable to expected synergies and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not significant to our consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows (in millions):

	Family of Apps	Reality Labs	Total
Goodwill at December 31, 2021	$18,458	$739	$19,197
Acquisitions	773	364	1,137
Adjustments	19	(47)	(28)
Goodwill at December 31, 2022	19,250	1,056	20,306
Acquisitions	—	357	357
Adjustments	(4)	(5)	(9)
Goodwill at December 31, 2023	$19,246	$1,408	$20,654

The following table sets forth the major categories of the intangible assets and their weighted-average remaining useful lives (in millions):

		December 31, 2023			December 31, 2022
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$478	$(182)	$296	$507	$(144)	$363
Acquired patents	2.4	287	(233)	54	380	(289)	91
Other	2.3	28	(15)	13	86	(25)	61
Total finite-lived assets		793	(430)	363	973	(458)	515
Total indefinite-lived assets	N/A	425	—	425	382	—	382
Total intangible assets		$1,218	$(430)	$788	$1,355	$(458)	$897

Amortization expense of intangible assets for the years ended December 31, 2023, 2022, and 2021 was $161 million, $185 million, and $407 million, respectively.

As of December 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

2024	$136
2025	97
2026	46
2027	24
2028	15
Thereafter	45
Total	$363

Note 10. Long-term Debt

As of December 31, 2023, we had $18.50 billion of fixed-rate senior unsecured notes (the Notes), including $10.0 billion issued in August 2022 and $8.50 billion issued in May 2023. The following table summarizes the Notes and the carrying amount of our debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2023	December 31, 2022
August 2022 debt:
2027 Notes	2027	3.50%	3.63%	$2,750	$2,750
2032 Notes	2032	3.85%	3.92%	3,000	3,000
2052 Notes	2052	4.45%	4.51%	2,750	2,750
2062 Notes	2062	4.65%	4.71%	1,500	1,500

May 2023 debt:
2028 Notes	2028	4.60%	4.68%	1,500
2030 Notes	2030	4.80%	4.90%	1,000
2033 Notes	2033	4.95%	5.00%	1,750
2053 Notes	2053	5.60%	5.64%	2,500
2063 Notes	2063	5.75%	5.79%	1,750
Total face amount of long-term debt				18,500	10,000
Unamortized discount and issuance costs, net				(115)	(77)
Long-term debt				$18,385	$9,923

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the debt was $420 million and $160 million for the years ended December 31, 2023 and 2022, respectively.

The total estimated fair value of our outstanding debt was $18.48 billion and $8.63 billion as of December 31, 2023 and 2022, respectively. The fair value was determined based on the closing trading price per $100 of the Notes and is categorized accordingly as Level 2 in the fair value hierarchy.

As of December 31, 2023, future principal payments for the Notes, by year, are as follows (in millions):

2024 through 2026	$—
2027	2,750
2028	1,500
Thereafter	14,250
Total outstanding debt	$18,500

Note 11. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2023	2022
Legal-related accruals (1)	$6,592	$4,795
Accrued compensation and benefits	6,659	4,591
Accrued property and equipment	2,213	2,921
Accrued taxes	3,655	2,339
Other current liabilities	5,506	4,906
Accrued expenses and other current liabilities	$24,625	$19,552
_________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

The components of other liabilities are as follows (in millions):

	December 31,
	2023	2022
Income tax payable, non-current	$7,514	$6,645
Other non-current liabilities	1,370	1,119
Other liabilities	$8,884	$7,764

Note 12. Commitments and Contingencies

Contractual Commitments

We have $16.49 billion of non-cancelable contractual commitments as of December 31, 2023, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2023 (in millions):

2024	$12,105
2025	1,152
2026	417
2027	218
2028	127
Thereafter	2,470
Total	$16,489

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment or to purchase certain server components that do not specify a fixed or minimum price commitment. We enter into these agreements in order to secure either volume or price. Using the expected volume consumption, the total estimated spend related to our renewable energy agreements as of December 31, 2023 is approximately $15.12 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

For information regarding income tax contingencies, see Note 15 — Income Taxes.

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we have appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. On January 12, 2024, the district court denied our motion for a stay pending appeal and, on January 25, 2024, we filed a motion for a stay pending appeal before the Court of Appeals. On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. Oral argument on our motion to enjoin and the FTC’s motion to dismiss is scheduled for March 1, 2024. If the FTC proceeding is not enjoined or stayed, our response in the proceeding will be due on March 15, 2024, after which time the FTC could amend the order to impose these additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders, which is described further in "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K. The interpretation of the GDPR is still evolving, including through decisions of the Court of Justice of the European Union, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violated the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. The case is currently scheduled for trial in June 2024.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the California Supreme Court).

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC, and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of

the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages. Ohio Pub. Empl. Ret. Sys. v. Meta Platforms, Inc.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent

Addiction Product Liability Personal Injury Litigation). On October 13, 2023, in In re Social Media Cases, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators concerning the use of our products, and the alleged mental and physical health and safety impacts on users, particularly younger users.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On June 21, 2022, the U.S. Court of Appeals for the Ninth Circuit granted our petition for permission to appeal the district court's class certification order, and the court heard argument on September 12, 2023. The case is stayed in the district court pending appeal.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc. and Chabon, et al. v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al.), which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2023, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. We have not recorded any liability for costs related to indemnification through December 31, 2023.

Note 13. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2023, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2023, there were 2,211 million shares of Class A common stock and 350 million shares of Class B common stock issued and outstanding.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2022, $10.87 billion remained available and authorized for repurchases under this program. In January 2023, an additional $40 billion of repurchases was authorized under this program. In 2023, we repurchased and subsequently retired 92 million shares of our Class A common stock for an aggregate amount of $20.03 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases. In January 2024, an additional $50 billion of repurchases was authorized under this program.

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

Dividend

On February 1, 2024, we announced the initiation of our first ever cash dividend program. This cash dividend of $0.50 per share of common stock is equivalent to $2.00 per share on an annual basis. The first cash dividend will be paid on March 26, 2024 to all holders of record of common stock at the close of business on February 22, 2024.

Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding common stock. The declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.

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

On March 1, 2023, the number of shares available for issuance under the Amended 2012 Plan increased by 425 million shares pursuant to the December 2022 amendment. As of December 31, 2023, there were 494 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our consolidated statements of income (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$740	$768	$577
Research and development	11,429	9,361	7,106
Marketing and sales	952	1,004	837
General and administrative	906	859	644
Total share-based compensation expense	$14,027	$11,992	$9,164

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2022	127,110	$216.93
Granted	112,066	$202.46
Vested	(65,402)	$210.74
Forfeited	(24,712)	$210.39
Unvested at December 31, 2023	149,062	$209.85

The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2022 and 2021 was $195.66 and $305.40, respectively. The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $17.46 billion, $9.44 billion, and $14.42 billion, respectively. The income tax benefit recognized related to awards vested during the years ended December 31, 2023, 2022, and 2021 was $3.65 billion, $2.00 billion, and $3.08 billion, respectively.

As of December 31, 2023, there was $29.46 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 14. Interest and Other Income (Expense), Net

The following table presents the detail of interest and other income (expense), net (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest income	$1,639	$461	$484
Interest expense	(446)	(185)	(23)
Foreign currency exchange losses, net	(366)	(81)	(140)
Other income (expense), net	(150)	(320)	210
Interest and other income (expense), net	$677	$(125)	$531

Note 15. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$43,499	$25,025	$43,669
Foreign	3,929	3,794	3,615
Income before provision for income taxes	$47,428	$28,819	$47,284

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$4,934	$6,094	$4,971
State	577	874	548
Foreign	2,688	1,928	1,786
Total current tax expense	8,199	8,896	7,305

Deferred:
Federal	67	(2,776)	585
State	123	(405)	43
Foreign	(59)	(96)	(19)
Total deferred tax (benefits)/expense	131	(3,277)	609
Provision for income taxes	$8,330	$5,619	$7,914

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.1	1.0	1.0
Share-based compensation	(0.6)	2.6	(1.7)
Research and development tax credits	(1.5)	(2.4)	(1.3)
Foreign-derived intangible income deduction	(4.3)	(7.0)	(3.5)
Effect of non-U.S. operations	0.9	3.0	0.9
Other	1.0	1.3	0.3
Effective tax rate	17.6%	19.5%	16.7%

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$353	$234
Tax credit carryforwards	2,028	1,576
Share-based compensation	459	368
Accrued expenses and other liabilities	2,168	1,627
Lease liabilities	3,752	3,200
Capitalized research and development	9,292	8,175
Unrealized losses in securities and investments	232	489
Other	487	621
Total deferred tax assets	18,771	16,290
Less: valuation allowance	(2,879)	(2,493)
Deferred tax assets, net of valuation allowance	15,892	13,797

Deferred tax liabilities:
Depreciation and amortization	(8,320)	(6,296)
Right-of-use assets	(2,708)	(2,555)
Total deferred tax liabilities	(11,028)	(8,851)
Net deferred tax assets	$4,864	$4,946

The valuation allowance was approximately $2.88 billion and $2.49 billion as of December 31, 2023 and 2022, respectively, primarily related to U.S. state tax credit carryforwards, U.S. foreign tax credits, unrealized losses in marketable securities, and certain foreign tax attributes for which we do not believe a tax benefit is more likely than not to be realized.

As of December 31, 2023, the U.S. federal and state net operating loss carryforwards were $200 million and $2.78 billion, which will begin to expire in 2035 and 2031, respectively, if not utilized. We have federal tax credit carryforwards of $490 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $4.08 billion, most of which do not expire.

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

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits ‑ beginning of period	$10,757	$9,807	$8,692
Increases related to prior year tax positions	168	210	328
Decreases related to prior year tax positions	(264)	(172)	(86)
Increases related to current year tax positions	1,204	1,166	963
Decreases related to settlements of prior year tax positions	(199)	(254)	(90)
Gross unrecognized tax benefits ‑ end of period	$11,666	$10,757	$9,807

These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for the uncertainties with our research tax credits. During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2023, 2022, and 2021 were $1.48 billion, $1.07 billion, and $960 million respectively.

If our gross unrecognized tax benefits of $11.67 billion as of December 31, 2023 were realized in a future period, this would result in a tax benefit of $7.33 billion within our provision of income taxes at such time.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2017 through 2019 tax years. Our 2014 through 2016 tax years are with the IRS Independent Office of Appeals for certain unresolved issues. Our 2020 and subsequent tax years remain open to examination by the IRS and the Irish Revenue Commissioners.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of December 31, 2023, we have not resolved these matters and proceedings continue in the Tax Court.

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

Note 16. Segment and Geographical Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our augmented, mixed and virtual reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

Our chief executive officer is our chief operating decision maker (CODM), who allocates resources to and assesses the performance of each operating segment using information about the operating segment's revenue and income (loss) from operations. Our CODM does not evaluate operating segments using asset or liability information.

Revenue and costs and expenses are generally directly attributed to our segments. These costs and expenses include certain product development related operating expenses, costs associated with partnership arrangements, consumer hardware product costs, content costs, legal-related costs, and severance costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect cost of revenue is allocated to our segments based on usage, such as costs related to the operation of our data centers and technical infrastructure. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, physical security expenses, and certain restructuring costs, are mostly allocated based on headcount.

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Family of Apps	$133,006	$114,450	$115,655
Reality Labs	1,896	2,159	2,274
Total revenue	$134,902	$116,609	$117,929

Income (loss) from operations:
Family of Apps	$62,871	$42,661	$56,946
Reality Labs	(16,120)	(13,717)	(10,193)
Total income from operations	$46,751	$28,944	$46,753

For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	December 31,
	2023	2022
United States	$91,940	$76,334
Rest of the world (1)	17,941	15,857
Total long-lived assets	$109,881	$92,191
_________________________
(1)No individual country, other than disclosed above, exceeded 10% of our total long-lived assets for any period presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

Rule 10b5-1 Trading Plans

On November 30, 2023, Jennifer Newstead, our Chief Legal Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of 10,968 shares of our Class A common stock and all shares received during the duration of the plan pursuant to Ms. Newstead's outstanding equity awards and any future equity award grants, excluding any shares withheld by the company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. The plan will terminate on May 13, 2025, subject to early termination for certain specified events set forth in the plan.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35551	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.2	October 28, 2021
4.1	Form of Class A Common Stock Certificate.	10-K	001-35551	4.1	February 3, 2022
4.2	Form of Class B Common Stock Certificate.	10-K	001-35551	4.2	February 3, 2022
4.3	Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2022
4.4	First Supplemental Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.2	August 9, 2022
4.5	Second Supplemental Indenture, dated as of May 3, 2023, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	May 3, 2023
4.6	Description of Registrant's Capital Stock.					X
10.1+	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2(A)+	2012 Equity Incentive Plan, as amended.	10-K	001-35551	10.2(A)	February 2, 2023
10.2(B)+	Third Amendment to the 2012 Equity Incentive Plan.	10-K	001-35551	10.2(B)	February 2, 2023
10.2(C)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2012
10.2(D)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	May 4, 2017

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	July 27, 2017
10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 26, 2018
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.2(I)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 30, 2020
10.2(J)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	July 29, 2021
10.2(K)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.3	April 28, 2022
10.2(L)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	April 27, 2023
10.3+	Amended and Restated Bonus Plan, effective January 1, 2023.	10-Q	001-35551	10.1	October 26, 2023
10.4+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.5+	Offer Letter, dated June 5, 2020, between Registrant and Christopher K. Cox.	10-Q	001-35551	10.1	April 29, 2021
10.6+	Offer Letter, dated December 22, 2022, between Registrant and Javier Olivan.	10-K	001-35551	10.8	February 2, 2023
10.7+	Offer Letter, dated March 14, 2022, between Registrant and Andrew Bosworth.	10-Q	001-35551	10.3	April 27, 2023
10.8+	Offer Letter, dated November 1, 2022, between Registrant and Susan Li.	10-Q	001-35551	10.4	April 27, 2023
10.9+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.10+	Director Compensation Policy, as amended.	10-Q	001-35551	10.5	April 27, 2023
10.11+	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-35551	10.12	February 2, 2023
10.12+	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.2	April 29, 2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recoupment Policy.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 1st day of February 2024.

META PLATFORMS, INC.

Date:	February 1, 2024	/s/ Susan Li
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zuckerberg	Board Chair and Chief Executive Officer (Principal Executive Officer)	February 1, 2024
Mark Zuckerberg

/s/ Susan Li	Chief Financial Officer (Principal Financial Officer)	February 1, 2024
Susan Li

/S/ Aaron Anderson	Chief Accounting Officer (Principal Accounting Officer)	February 1, 2024
Aaron Anderson

/s/ Peggy Alford	Director	February 1, 2024
Peggy Alford

/s/ Marc L. Andreessen	Director	February 1, 2024
Marc L. Andreessen

/s/ Andrew W. Houston	Director	February 1, 2024
Andrew W. Houston

/s/ Nancy Killefer	Director	February 1, 2024
Nancy Killefer

/s/ Robert M. Kimmitt	Director	February 1, 2024
Robert M. Kimmitt

/s/ Sheryl K. Sandberg	Director	February 1, 2024
Sheryl K. Sandberg

/s/ Tracey T. Travis	Director	February 1, 2024
Tracey T. Travis

/s/ Tony Xu	Director	February 1, 2024
Tony Xu