Form 10-Q
period 2024-03-31
Meta Platforms, Inc.
filed 2024-04-25
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,191,446,233	shares outstanding as of April 19, 2024
Class B Common Stock	$0.000006 par value	345,087,958	shares outstanding as of April 19, 2024

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

Family Metrics

The numbers for our key metrics are calculated using internal company data based on the activity of user accounts. We report our estimates of the numbers of our daily active people (DAP) and average revenue per person (ARPP) (collectively, our "Family metrics") based on the activity of users who visited at least one of Facebook, Instagram, Messenger, and WhatsApp (collectively, our "Family" of products) during the applicable period of measurement.

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

In addition, our Family metrics estimates will differ from estimates published by third parties due to differences in methodology or other factors such as data limitations or other challenges in measuring large online and mobile populations. For example, our methodologies include measurements of our user base that have in some instances exceeded estimates of addressable online and mobile populations that are based on data published by third parties.

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data as described further below, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide DAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

To calculate our estimates of DAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which survey questions are based on monthly usage, and which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the first quarter of 2024, we estimated that less than 3% of our worldwide DAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

User Geography

Our estimates for revenue by user location, as well as year-over-year percentage changes in ad impressions delivered and the average price per ad by user location, are also affected by data limitations and other challenges in measuring user geography. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing our products from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure our metrics are also susceptible to algorithm or other technical errors.

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,307	$41,862
Marketable securities	25,813	23,541
Accounts receivable, net	13,430	16,169
Prepaid expenses and other current assets	3,780	3,793
Total current assets	75,330	85,365
Non-marketable equity securities	6,218	6,141
Property and equipment, net	98,908	96,587
Operating lease right-of-use assets	13,555	13,294
Goodwill	20,654	20,654
Other assets	8,179	7,582
Total assets	$222,844	$229,623

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,785	$4,849
Operating lease liabilities, current	1,676	1,623
Accrued expenses and other current liabilities	22,640	25,488
Total current liabilities	28,101	31,960
Operating lease liabilities, non-current	17,570	17,226
Long-term debt	18,387	18,385
Long-term income taxes	7,795	7,514
Other liabilities	1,462	1,370
Total liabilities	73,315	76,455
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,192 million and 2,211 million shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively; 4,141 million Class B shares authorized, 345 million and 350 million shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	75,391	73,253
Accumulated other comprehensive loss	(2,655)	(2,155)
Retained earnings	76,793	82,070
Total stockholders' equity	149,529	153,168
Total liabilities and stockholders' equity	$222,844	$229,623
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$36,455	$28,645
Costs and expenses:
Cost of revenue	6,640	6,108
Research and development	9,978	9,381
Marketing and sales	2,564	3,044
General and administrative	3,455	2,885
Total costs and expenses	22,637	21,418
Income from operations	13,818	7,227
Interest and other income, net	365	80
Income before provision for income taxes	14,183	7,307
Provision for income taxes	1,814	1,598
Net income	$12,369	$5,709
Earnings per share:
Basic	$4.86	$2.21
Diluted	$4.71	$2.20
Weighted-average shares used to compute earnings per share:
Basic	2,545	2,587
Diluted	2,625	2,596
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$12,369	$5,709
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(545)	248
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	45	301
Comprehensive income	$11,869	$6,258
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2024						Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,561	$—	$73,253	$(2,155)	$82,070	$153,168	2,614	$—	$64,444	$(3,530)	$64,799	$125,713
Issuance of common stock	16	—	—	—	—	—	14	—	—	—	—	—
Shares withheld related to net share settlement	(6)	—	(1,424)	—	(1,738)	(3,162)	(6)	—	(960)	—	(49)	(1,009)
Share-based compensation	—	—	3,562	—	—	3,562	—	—	3,051	—	—	3,051
Share repurchases	(34)	—	—	—	(14,635)	(14,635)	(56)	—	—	—	(9,218)	(9,218)
Dividends declared	—	—	—	—	(1,273)	(1,273)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(500)	—	(500)	—	—	—	549	—	549
Net income	—	—	—	—	12,369	12,369	—	—	—	—	5,709	5,709
Balances at end of period	2,537	$—	$75,391	$(2,655)	$76,793	$149,529	2,566	$—	$66,535	$(2,981)	$61,241	$124,795
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$12,369	$5,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,374	2,524
Share-based compensation	3,562	3,051
Deferred income taxes	(456)	(620)
Impairment charges for facilities consolidation, net	240	770
Other	(66)	(7)
Changes in assets and liabilities:
Accounts receivable	2,520	2,546
Prepaid expenses and other current assets	100	821
Other assets	(94)	30
Accounts payable	(1,112)	(1,104)
Accrued expenses and other current liabilities	(1,274)	94
Other liabilities	83	184
Net cash provided by operating activities	19,246	13,998
Cash flows from investing activities
Purchases of property and equipment, net	(6,400)	(6,823)
Purchases of marketable debt securities	(6,887)	(85)
Sales and maturities of marketable debt securities	4,625	534
Acquisitions of businesses and intangible assets	(72)	(444)
Other investing activities	—	75
Net cash used in investing activities	(8,734)	(6,743)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(3,162)	(1,009)
Repurchases of Class A common stock	(15,008)	(9,365)
Dividends payments	(1,273)	—
Principal payments on finance leases	(315)	(264)
Other financing activities	(9)	122
Net cash used in financing activities	(19,767)	(10,516)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(288)	85
Net decrease in cash, cash equivalents, and restricted cash	(9,543)	(3,176)
Cash, cash equivalents, and restricted cash at beginning of the period	42,827	15,596
Cash, cash equivalents, and restricted cash at end of the period	$33,284	$12,420

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$32,307	$11,551
Restricted cash, included in prepaid expenses and other current assets	84	224
Restricted cash, included in other assets	893	645
Total cash, cash equivalents, and restricted cash	$33,284	$12,420

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow data
Cash paid for income taxes, net	$630	$405
Cash paid for interest, net of amounts capitalized	$121	$182
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,217	$4,466
Acquisition of businesses in accrued expenses and other current liabilities and other liabilities	$116	$263
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Meta Platforms, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year ending December 31, 2024.

Balance Sheets Reclassifications

Certain prior period amounts on the condensed consolidated balance sheets have been reclassified to conform to current period presentation.

•Intangible assets, net was reclassified into other assets
•Partners payable was reclassified into accrued expenses and other current liabilities
•Long-term income taxes was reclassified out of other liabilities

These reclassifications had no impact on our previously reported total assets, total liabilities, revenue, income from operations, net income or cash flows.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to loss contingencies, income taxes, valuation of long-lived assets and their associated estimated useful lives, valuation of non-marketable equity securities, revenue recognition, valuation of goodwill, credit losses of available-for-sale debt securities and accounts receivable, and fair value of financial instruments and leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Advertising	$35,635	$28,101
Other revenue	380	205
Family of Apps	36,015	28,306
Reality Labs	440	339
Total revenue	$36,455	$28,645

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
United States and Canada	$13,646	$11,449
Europe (1)	8,404	6,759
Asia-Pacific	10,312	7,292
Rest of World	4,093	3,145
Total revenue	$36,455	$28,645
____________________________________
(1)    Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $645 million and $675 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we expect $599 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. These measures included a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). We completed the data center initiatives and employee layoff in 2023. As of March 31, 2024, we have substantially completed the facilities consolidation initiatives.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Facilities Consolidation	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$20	$58	$—	$(168)	$(110)
Research and development	159	484	(4)	—	480
Marketing and sales	35	136	(2)	—	134
General and administrative	32	129	(12)	—	117
Total	$246	$807	$(18)	$(168)	$621
____________________________________
(1)Relates to a change in estimate in our data center restructuring charges recorded during 2022.

	Plan to Date
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$351	$—	$1,116	$1,467
Research and development	3,051	399	—	3,450
Marketing and sales	835	233	—	1,068
General and administrative	810	316	—	1,126
Total	$5,047	$948	$1,116	$7,111

The 2022 Restructuring charges recorded to date under our FoA segment were $6.03 billion, and RL segment were $1.08 billion.

Note 4. Earnings per Share

The holders of our Class A and Class B common stock (together, "common stock") have identical liquidation and dividend rights but different voting rights. Accordingly, we present the earnings per share (EPS) for Class A and Class B common stock together.

Basic EPS is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding. Diluted EPS is computed by dividing the net income by the weighted-average number of fully diluted common stock outstanding and assumes the conversion of our Class B common stock to Class A common stock.

For the three months ended March 31, 2024 and 2023, 5 million and 86 million shares of Class A common stock equivalents of restricted stock units (RSUs) were excluded from the diluted EPS calculation, respectively, as including them would have an anti-dilutive effect.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023 (2)
Basic EPS:
Numerator
Distributed earnings	$1,273	$—
Undistributed earnings	11,096	5,709
Net income	$12,369	$5,709
Denominator
Shares used in computation of basic EPS (1)	2,545	2,587
Basic EPS	$4.86	$2.21
Diluted EPS:
Numerator
Net income for diluted EPS	$12,369	$5,709
Denominator
Shares used in computation of basic EPS	2,545	2,587
Weighted-average effect of dilutive RSUs	80	9
Shares used in computation of diluted EPS	2,625	2,596
Diluted EPS	$4.71	$2.20
____________________________________
(1)    Include 2,197 million and 2,223 million shares of Class A common stock and 348 million and 364 million shares of Class B common stock, for the three months ended March 31, 2024 and 2023, respectively.
(2)    The prior period EPS for Class A and Class B has been presented together to conform with current period presentation, which had no impact on our previously reported basic or diluted EPS.
For the three months ended March 31, 2024, distributed earnings through dividends was $0.50 per share for each share of common stock, totaling to $1.10 billion and $174 million for Class A and Class B common stock, respectively. EPS for Class B common stock is not presented separately as under the two-class method Class A and Class B EPS is not meaningfully different.

Note 5. Financial Instruments

Fair Value Measurements

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,495
Cash equivalents:
Money market funds	24,465	$24,465	$—	$—
U.S. government and agency securities	808	808	—	—
Time deposits	350	—	350	—
Corporate debt securities	189	—	189	—
Total cash and cash equivalents	32,307	25,273	539	—
Marketable securities:
U.S. government securities	10,345	10,345	—	—
U.S. government agency securities	3,468	3,468	—	—
Corporate debt securities	12,000	—	12,000	—
Total marketable securities	25,813	13,813	12,000	—
Restricted cash equivalents	858	858	—	—
Other assets	101	—	—	101
Total	$59,079	$39,944	$12,539	$101

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,265
Cash equivalents:
Money market funds	32,910	$32,910	$—	$—
U.S. government and agency securities	2,206	2,206	—	—
Time deposits	261	—	261	—
Corporate debt securities	220	—	220	—
Total cash and cash equivalents	41,862	35,116	481	—
Marketable securities:
U.S. government securities	8,439	8,439	—	—
U.S. government agency securities	3,498	3,498	—	—
Corporate debt securities	11,604	—	11,604	—
Total marketable securities	23,541	11,937	11,604	—
Restricted cash equivalents	857	857	—	—
Other assets	101	—	—	101
Total	$66,361	$47,910	$12,085	$101

Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$3,098	$(11)	$5,825	$(278)	$8,923	$(289)
U.S. government agency securities	447	(1)	3,108	(146)	3,555	(147)
Corporate debt securities	882	(4)	9,302	(450)	10,184	(454)
Total	$4,427	$(16)	$18,235	$(874)	$22,662	$(890)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$336	$(1)	$7,041	$(275)	$7,377	$(276)
U.S. government agency securities	71	—	3,225	(164)	3,296	(164)
Corporate debt securities	647	(3)	10,125	(491)	10,772	(494)
Total	$1,054	$(4)	$20,391	$(930)	$21,445	$(934)

The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of March 31, 2024 and December 31, 2023.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

March 31, 2024
Due within one year	$7,965
Due after one year to five years	17,848
Total	$25,813

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. Assets remeasured at fair value on a non-recurring basis within Level 3 during the three months ended March 31, 2024 and 2023 were $154 million and $119 million, respectively.
Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	March 31, 2024	December 31, 2023
Non-marketable equity securities under measurement alternative:
Initial cost	$6,390	$6,389
Cumulative upward adjustments	394	293
Cumulative impairment/downward adjustments	(623)	(599)
Carrying value	6,161	6,083
Non-marketable equity securities under equity method	57	58
Total	$6,218	$6,141
Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2024	December 31, 2023
Land	$2,075	$2,080
Servers and network assets	51,882	46,838
Buildings	39,322	37,961
Leasehold improvements	7,079	6,972
Equipment and other	7,162	7,416
Finance lease right-of-use assets	4,323	4,185
Construction in progress	22,975	24,269
Property and equipment, gross	134,818	129,721
Less: Accumulated depreciation	(35,910)	(33,134)
Property and equipment, net	$98,908	$96,587

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expense on property and equipment was $3.33 billion and $2.48 billion for the three months ended March 31, 2024 and 2023, respectively. Within property and equipment, our servers and network assets depreciation expenses were $2.35 billion and $1.51 billion for the three months ended March 31, 2024 and 2023, respectively.

Note 8. Leases

The components of operating lease costs and supplemental lease information are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Lease cost:
Operating lease cost	$534	$557
Variable lease cost and other, net	$196	$124
Supplemental lease information:
Operating cash flows for operating leases	$709	$478
Operating lease liabilities arising from obtaining right-of-use assets	$908	$1,282

We also recorded impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts of $242 million and $673 million for the three months ended March 31, 2024 and 2023, respectively. For additional information, see Note 3 — Restructuring.

As of March 31, 2024, future undiscounted lease payments under operating leases was $24.19 billion, with a weighted average remaining lease term of 11.5 years. As of March 31, 2024, we have additional operating leases, that have not yet commenced, with lease obligations of approximately $6.17 billion mostly for data centers and colocations. These operating leases will commence between the remainder of 2024 and 2029 with lease terms of greater than one year to 25 years. Finance lease costs were not material for the periods presented.
Note 9. Goodwill and Intangible Assets

As of March 31, 2024 and December 31, 2023, the total carrying amount of goodwill was $20.65 billion, of which $19.25 billion was allocated to our FoA segment and $1.41 billion was allocated to our RL segment.
The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		March 31, 2024			December 31, 2023
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.4	$504	$(211)	$293	$478	$(182)	$296
Acquired patents	3.6	346	(238)	108	287	(233)	54
Other	3.1	5	(2)	3	28	(15)	13
Total finite-lived assets		855	(451)	404	793	(430)	363
Total indefinite-lived assets	N/A	425	—	425	425	—	425
Total intangible assets		$1,280	$(451)	$829	$1,218	$(430)	$788

Note 10. Long-term Debt

The carrying amount of our long-term debt in the form of senior unsecured notes (the Notes) was $18.39 billion as of March 31, 2024 and December 31, 2023. The total estimated fair value of the Notes was $18.06 billion and $18.48 billion as of March 31, 2024 and December 31, 2023, respectively. The fair value was determined based on the quoted prices for the Notes as of March 31, 2024 and December 31, 2023, respectively, and is categorized accordingly as Level 2 in the fair value hierarchy.

Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	March 31, 2024	December 31, 2023
Legal-related accruals (1)	$7,791	$6,592
Accrued compensation and benefits	3,333	6,659
Accrued taxes	4,863	3,655
Accrued property and equipment	1,744	2,213
Other current liabilities	4,909	6,369
Total	$22,640	$25,488
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.
Note 12. Commitments and Contingencies

Contractual Commitments

We have $15.34 billion of non-cancelable contractual commitments as of March 31, 2024, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of March 31, 2024 (in millions):

The remainder of 2024	$10,563
2025	1,022
2026	548
2027	353
2028	182
Thereafter	2,667
Total	$15,335

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. We enter into these agreements in order to secure the price. Using the expected volume consumption, the total estimated spend related to our renewable energy agreements as of March 31, 2024 is approximately $15.92 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

Legal and Related Matters

With respect to the cases, actions, and inquiries described below, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these matters. Unless otherwise noted, with respect to the matters described below that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either cannot be estimated or are not individually material, but we believe there is a reasonable possibility that they may be material in the aggregate.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. On January 12, 2024, the district court denied our motion for a stay pending appeal. We subsequently filed a motion for a stay pending appeal with the U.S. Court of Appeals for the District of Columbia, which the appellate court denied on March 12, 2024. We will be briefing the underlying appeal in spring and summer 2024.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the U.S. Department of Justice (DOJ) filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the DOJ's motion to dismiss our complaint. We appealed the denial of our motion for a preliminary injunction to the U.S. Circuit Court of Appeals for the District of Columbia and sought to stay the FTC proceeding pending resolution of the appeal. The D.C. Circuit denied the stay motion on March 29, 2024. On April 1, 2024, we filed our response to the FTC's Order to Show Cause. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

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

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violate the Texas Capture or Use of Biometric Identifiers Act (CUBI) and the Texas Deceptive Trade Practices-Consumer Protection Act (DTPA), and seeking statutory damages and injunctive relief. The State of Texas alleges that these purported violations relate to approximately 30 million Texans over a period of approximately eleven years and that there were multiple violations per person. While the existence and number of potential violations will be disputed, CUBI provides for penalties up to $25,000 per violation, and the DTPA provides for penalties up to $10,000 per violation. The State of Texas has not indicated the amount of penalties it intends to seek at trial, but the amount of penalties sought by the State will likely be material. On April 19, 2024, the State of Texas filed a motion for summary judgment. The case is currently scheduled for trial in June 2024. We intend to defend the company vigorously both with respect to whether the statutes were violated and also as to the number of, and appropriate penalties for, any potential violations. The CUBI statute was enacted over twenty years ago and has never been enforced before. Accordingly, there is little legal guidance regarding how it should be interpreted or how its penalty provisions should be applied. In addition to defending the company at trial, we intend to defend the company vigorously on appeal in the event of an adverse jury award, but the ultimate losses related to this matter could be material.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court).

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and DOJ. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers.

In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. Although we are vigorously defending this matter, we have accrued a significant amount related to this matter and we believe there is a reasonable possibility that the ultimate losses in this matter could be material.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, tribal nations, and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). On October 13, 2023, in In re Social Media Cases, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators concerning the use of our products and services, and the alleged mental and physical health and safety impacts on users, particularly younger users.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification.

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

Note 13. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases under this program. In January 2024, an additional $50 billion of repurchases was authorized under this program. During the three months ended March 31, 2024, we repurchased and subsequently retired 34 million shares of our Class A common stock for an aggregate amount of $14.64 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of March 31, 2024, $66.40 billion remained available and authorized for repurchases.

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

Dividend

On February 1, 2024, we announced the initiation of our first ever cash dividend program and Meta's board of directors declared a cash dividend of $0.50 per share of our Class A common stock and Class B common stock to all holders of record of common stock at the close of business on February 22, 2024. These dividends were paid in March 2024, totaling to $1.10 billion and $174 million for Class A and Class B shares, respectively.

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

Share-based Compensation Plan

As of March 31, 2024, there were 464 million shares of our Class A common stock reserved for future issuance under our 2012 Equity Incentive Plan (Amended 2012 Plan), which was most recently amended in December 2022.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$221	$160
Research and development	2,911	2,449
Marketing and sales	226	219
General and administrative	204	223
Total share-based compensation expense	$3,562	$3,051

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	149,062	$209.85
Granted	39,117	$501.14
Vested	(16,003)	$212.85
Forfeited	(2,108)	$218.80
Unvested at March 31, 2024	170,068	$276.45

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2024 and 2023 was $7.58 billion and $2.44 billion, respectively. The income tax benefit recognized related to awards vested during the three months ended March 31, 2024 and 2023 was $1.61 billion and $519 million, respectively.

As of March 31, 2024, there was $45.04 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
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

Our gross unrecognized tax benefits were $12.08 billion and $11.67 billion on March 31, 2024 and December 31, 2023, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of March 31, 2024 were realized in a future period, this would result in a tax benefit of $7.65 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.62 billion and $1.48 billion as of March 31, 2024 and December 31, 2023, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022. We expect the Tax Court to issue an opinion in 2024 which will likely provide a transfer pricing value for intellectual property transferred. This value will need to be extrapolated into income adjustments to determine the specific tax liability, which will likely remain in dispute and will not be resolved until the Tax Court enters a decision. If the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. Once the Tax Court decision is entered, the IRS and Meta will each have the option to file an appeal to the Ninth Circuit Court of Appeals.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of March 31, 2024, we have not resolved these matters and proceedings continue in the Tax Court.
Note 15. Segment and Geographical Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

Revenue and costs and expenses are generally directly attributed to our segments. These costs and expenses include certain product development related operating expenses, costs associated with partnership arrangements, consumer hardware product costs, content costs, legal-related costs, and severance costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, physical security expenses, and certain restructuring costs, are mostly allocated based on headcount. Costs related to the operation of our data centers and technical infrastructure are generally allocated to our segments based on usage, most of which is allocated to the FoA segment.

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue:
Family of Apps	$36,015	$28,306
Reality Labs	440	339
Total revenue	$36,455	$28,645

Income (loss) from operations:
Family of Apps	$17,664	$11,219
Reality Labs	(3,846)	(3,992)
Total income from operations	$13,818	$7,227
For information regarding revenue disaggregated by geography, see Note 2 — Revenue.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of our Family metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2024 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the first quarter of 2024 are set forth below. Total revenue for the first quarter of 2024 was $36.46 billion, an increase of 27% compared to the first quarter of 2023, due to an increase in advertising revenue. Ad impressions delivered across our Family of Apps in the first quarter of 2024 increased 20% year-over-year, and our average price per ad in the first quarter of 2024 increased 6% year-over-year.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change
	2024	2023		2024	2023		2024	2023

	(in millions, except percentages)
Revenue	$36,015	$28,306	27%	$440	$339	30%	$36,455	$28,645	27%
Costs and expenses	$18,351	$17,087	7%	$4,286	$4,331	(1)%	$22,637	$21,418	6%
Income (loss) from operations	$17,664	$11,219	57%	$(3,846)	$(3,992)	4%	$13,818	$7,227	91%
Operating margin	49%	40%		(874)%	(1,178)%		38%	25%

•Net income was $12.37 billion, with diluted earnings per share (EPS) of $4.71 for the three months ended March 31, 2024.
•Capital expenditures, including principal payments on finance leases, were $6.72 billion for the three months ended March 31, 2024.
•Share repurchases were $14.64 billion of our Class A common stock and dividends payments were $1.27 billion for the three months ended March 31, 2024.
•Cash, cash equivalents, and marketable securities were $58.12 billion as of March 31, 2024.
•Effective tax rate was 13% for the three months ended March 31, 2024.
•Headcount was 69,329 as of March 31, 2024, a decrease of 10% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.24 billion on average for March 2024, an increase of 7% year-over-year.
•Ad impressions delivered across our Family of Apps in the first quarter of 2024 increased by 20% year-over-year.
•Average price per ad in the first quarter of 2024 increased by 6% year-over-year.

Developments in Advertising

Substantially all of our revenue is currently generated from advertising on Facebook and Instagram. We rely on targeting and measurement tools that incorporate data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users. Our advertising revenue has been, and we expect will continue to be, adversely affected by reduced marketer spending as a result of limitations on our ad targeting and measurement tools arising from changes to the regulatory environment and third-party mobile operating systems and browsers.

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, European Digital Services Act, Digital Markets Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and we expect these and other developments will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, European Economic Area, and Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. While we saw improvement in business and macroeconomic conditions in recent periods, continued business, macroeconomic, and geopolitical uncertainty remains, which could impact our financial results in future periods. In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our Feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the first quarter of 2024. These trends adversely affected advertising revenue in the first quarter of 2024, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our operating efficiency, while still remaining focused on investing in significant opportunities. In the three months ended March 31, 2024, 81% of our total costs and expenses were recognized in FoA and 19% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI.

We are also making significant investments in our metaverse efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. During the three months ended March 31, 2024, our RL segment reduced our overall operating profit by approximately $3.85 billion, and we expect our RL operating losses to increase meaningfully in 2024. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is mostly in geographies that monetize at lower rates, such as Asia-Pacific and Rest of World. In the first quarter of 2024, revenue increased by 21% in United States & Canada, 34% in Europe, 26% in Asia-Pacific, and 42% in Rest of World, in each case relative to the same period in 2023.

-

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

Trends in Our Family Metrics

The numbers for our key Family metrics, our DAP and average revenue per person (ARPP), do not include users on our other products unless they would otherwise qualify as DAP based on their other activities on our Family products.

Trends in the number of people in our community affect our revenue and financial results by influencing the number of ads we are able to show, the value of our ads to marketers, as well as our expenses and capital expenditures. Substantially all of our daily active people (as defined below) access our Family products on mobile devices.

•Daily Active People (DAP). We define a daily active person as a registered and logged-in user of Facebook, Instagram, Messenger, and/or WhatsApp (collectively, our "Family" of products) who visited at least one of these Family products through a mobile device application or using a web or mobile browser on a given day. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. Our calculations of DAP rely upon complex techniques, algorithms, and machine learning models that seek to estimate the underlying number of unique people using one or more of these products, including by matching user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. As these techniques and models require significant judgment, are developed based on internal reviews of limited samples of user accounts, and are calibrated against user survey data, there is necessarily some margin of error in our estimates. We view DAP as a measure of engagement across our products. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
2.87
2.88
2.93
2.96
3.02
3.07
3.14
3.19
3.24
Mar 31 2022
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024

--
Note: We report the numbers of DAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide DAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. In the third quarter of 2022, we updated our Family metrics calculations to maintain calibration of our models against recent user survey data, and we estimate such update contributed an aggregate of approximately 30 million DAP to our reported worldwide DAP in September 2022. Beginning in the fourth quarter of 2023, our Family metrics no longer include Messenger Kids users.

Worldwide DAP increased 7% to 3.24 billion on average during March 2024 from 3.02 billion during March 2023.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$9.57	$9.87	$9.44	$10.68	$9.47	$10.42	$10.93	$12.33	$11.20

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the first quarter of 2024, worldwide ARPP was $11.20, an increase of 18% from the first quarter of 2023.

Trends in Our Ad Impressions and Average Price Per Ad

•Ad Impressions. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party mobile applications. Impressions are considered delivered when an ad is displayed to a user.

Note: Our ad impressions growth by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when an ad impression is delivered.

•Average Price Per Ad. We calculate average price per ad as total advertising revenue divided by the number of ads delivered.

Note: Our average price per ad growth by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when an ad impression is delivered.

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

Research and development. Research and development expenses consist mostly of payroll and related expenses which include share-based compensation, RL technology development costs, facilities-related costs for employees on our engineering and technical teams who are responsible for developing new products as well as improving existing products, as well as infrastructure cost and restructuring charges.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue	$36,455	$28,645
Costs and expenses:
Cost of revenue	6,640	6,108
Research and development	9,978	9,381
Marketing and sales	2,564	3,044
General and administrative	3,455	2,885
Total costs and expenses	22,637	21,418
Income from operations	13,818	7,227
Interest and other income, net	365	80
Income before provision for income taxes	14,183	7,307
Provision for income taxes	1,814	1,598
Net income	$12,369	$5,709

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	21
Research and development	27	33
Marketing and sales	7	11
General and administrative	9	10
Total costs and expenses	62	75
Income from operations	38	25
Interest and other income, net	1	—
Income before provision for income taxes	39	26
Provision for income taxes	5	6
Net income	34%	20%
____________________________________
(1)    Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Advertising	$35,635	$28,101	27%
Other revenue	380	205	85%
Family of Apps	36,015	28,306	27%
Reality Labs	440	339	30%
Total revenue	$36,455	$28,645	27%

Family of Apps

FoA revenue in the three months ended March 31, 2024 increased $7.71 billion, or 27%, compared to the same period in 2023. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three months ended March 31, 2024 increased $7.53 billion, or 27%, compared to the same period in 2023 due to increases in ad impressions delivered and average price per ad. During the three months ended March 31, 2024, ad impressions delivered increased by 20% as compared with an increase of 26% in the same period in 2023 as ad impressions grew in all regions, especially in Asia-Pacific and Rest of World. The increase in ad impressions delivered was primarily driven by an increase in users and their engagement on our products. During the three months ended March 31, 2024, the average price per ad increased by 6%, as compared with a decrease of 17% in the same period in 2023. The increase in average price per ad was driven by an increase in advertising demand which we believe is primarily due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of First Quarter Results." In addition, year-over-year advertising revenue growth in the three months ended March 31, 2024 was mainly driven by marketer spending in online commerce, gaming, as well as entertainment and media. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three months ended March 31, 2024 increased $175 million, or 85%, compared to the same period in 2023. The increase was primarily driven by WhatsApp Business Platform revenue.

Reality Labs

RL revenue in the three months ended March 31, 2024 increased $101 million, or 30%, compared to the same period in 2023. The increase in RL revenue was driven by a net increase in the volume of Meta Quest sales.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our revenue in the three months ended March 31, 2024 compared to the same period in 2023. If we had translated revenue for the three months ended March 31, 2024 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar, our total revenue and advertising revenue would have been $36.35 billion and $35.53 billion, respectively. Using these constant rates, total revenue and advertising revenue would have been $106 million and $105 million lower than actual total revenue and advertising revenue, respectively, for the three months ended March 31, 2024.

Cost of revenue

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Cost of revenue	$6,640	$6,108	9%
Percentage of revenue	18%	21%

Cost of revenue in the three months ended March 31, 2024 increased $532 million, or 9%, compared to the same period in 2023. The increase was mostly from an increase in operational expenses related to our data centers and technical infrastructure which was partially offset by a decrease in RL inventory-related valuation adjustments.

Research and development

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Research and development	$9,978	$9,381	6%
Percentage of revenue	27%	33%

Research and development expenses in the three months ended March 31, 2024 increased $597 million, or 6%, compared to the same period in 2023. The increase was mostly from higher payroll and related expenses and infrastructure costs, offset by a decrease in restructuring charges.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Marketing and sales

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Marketing and sales	$2,564	$3,044	(16)%
Percentage of revenue	7%	11%

Marketing and sales expenses in the three months ended March 31, 2024 decreased $480 million, or 16%, compared to the same period in 2023. The decrease was mainly due to decreases in restructuring charges, product and community operations expenses, and marketing and promotional expenses.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

General and administrative

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
General and administrative	$3,455	$2,885	20%
Percentage of revenue	9%	10%

General and administrative expenses in the three months ended March 31, 2024 increased $570 million, or 20%, compared to the same period in 2023. The increase was driven by higher legal-related costs, partially offset by a decrease in restructuring charges.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal-related costs, respectively.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Family of Apps	$17,664	$11,219	57%
Reality Labs	(3,846)	(3,992)	4%
Total income from operations	$13,818	$7,227	91%

Family of Apps

FoA income from operations in the three months ended March 31, 2024 increased $6.44 billion, or 57%, compared to the same period in 2023. The increase in FoA income from operations was driven by higher advertising revenue which was partially offset by an increase in costs and expenses. The increase in the costs and expenses was due to increases in legal-related costs and operational expenses related to our data centers and technical infrastructure, offset by a decrease in restructuring charges.

Reality Labs

RL loss from operations in the three months ended March 31, 2024 decreased $146 million, or 4%, compared to the same period in 2023. The decrease in RL loss from operations was driven by an increase in RL revenue and a slight decrease in RL costs and expenses. The decrease in the costs and expenses was driven by lower RL inventory-related valuation adjustments and restructuring charges, offset by an increase in payroll and related costs.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal-related costs, respectively.

Interest and other income, net

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Interest income	$585	$193	203%
Interest expense	(127)	(55)	(131)%
Foreign currency exchange losses, net	(148)	(63)	(135)%
Other income, net	55	5	NM
Interest and other income, net	$365	$80	356%
____________________________________
NM    - not meaningful

Interest and other income, net in the three months ended March 31, 2024 increased $285 million, or 356%, compared to the same period in 2023. The increase in interest income was due to a combination of higher balances and higher interest rates, compared to the same period in 2023.

Provision for income taxes

	Three Months Ended March 31,
	2024	2023	% change

	(in millions, except percentages)
Provision for income taxes	$1,814	$1,598	14%
Effective tax rate	13%	22%

Our provision for income taxes in the three months ended March 31, 2024 increased $216 million, or 14%, compared to the same period in 2023, due to an increase in income before provision for income taxes.

Our effective tax rate decreased in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to excess tax benefits recognized from share-based compensation.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 19, 2024 price, and absent any changes to our tax landscape, we expect our effective tax rate for the full year 2024 to be in the mid-teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2024, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2024 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2024 could be higher when compared to current law and our cash tax liabilities could be lower.

A number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime with effect from January 1, 2024. We do not expect these changes to have a material impact on our consolidated financial statements for 2024. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions we operate in. Our effective tax rate and cash tax payments could increase in future years as further jurisdictions enact legislation.

See Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $58.12 billion as of March 31, 2024, a decrease of $7.28 billion from December 31, 2023. The decrease was primarily due to $15.01 billion for repurchases of our Class A common stock, $6.72 billion for capital expenditures, including principal payments on finance leases, and $3.16 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards. These decreases were partially offset by $19.25 billion of cash generated from operations.

The following table presents our cash flows (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$19,246	$13,998
Net cash used in investing activities	$(8,734)	$(6,743)
Net cash used in financing activities	$(19,767)	$(10,516)

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2024 mostly consisted of $12.37 billion net income adjusted for certain non-cash items, such as $3.56 billion of share-based compensation expense, and $3.37 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the three months ended March 31, 2024, compared to the same period in 2023, was due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher operating spending.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2024 mostly consisted of $6.40 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $2.26 billion of net purchases of marketable debt securities. The increase in cash used in investing activities during the three months ended March 31, 2024, compared to the same period in 2023, was mainly due to an increase in purchases of marketable debt securities.

We anticipate making capital expenditures of approximately $35 billion to $40 billion in 2024.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2024 mostly consisted of $15.01 billion for repurchases of our Class A common stock, $3.16 billion of taxes paid related to net share settlement of RSUs, and $1.27 billion of cash dividends paid for our common stock. The increase in cash used in financing activities during the three months ended March 31, 2024, compared to the same period in 2023, was mostly due to an increase in cash paid for repurchases of our Class A common stock, an increase in taxes paid related to net share settlement of employee RSU awards, and the dividends payments that began in March 2024.

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our share repurchases and dividends payments for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating lease obligations mostly include offices, data centers and colocations. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations. Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

As of March 31, 2024, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $18.50 billion. These notes were issued in multiple series, which mature from 2027 through 2063. Short-term and long-term future interest payments obligations as of March 31, 2024 were $848 million and $16.19 billion, respectively.

Capital Return Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the three months ended March 31, 2024, we repurchased and subsequently retired 34 million shares of our Class A common stock for an aggregate amount of $14.64 billion. As of March 31, 2024, $66.40 billion remained available and authorized for repurchases.

On February 1, 2024, we announced the initiation of our first ever cash dividend program. During the three months ended March 31, 2024, we paid a cash dividend of $0.50 per share of Class A and Class B common stock, totaling to $1.27 billion. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding common stock.

Taxes

Cash paid for income taxes was $630 million during the three months ended March 31, 2024. Subsequently, we also made a $3.77 billion U.S. federal income tax payment in April 2024, including a $575 million installment payment related to a one-time transition tax payable incurred as a result of the Tax Act.

Our long-term income taxes includes $7.13 billion related to the uncertain tax positions as of March 31, 2024. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Long-term Debt, Note 12 — Commitments and Contingencies, Note 13 — Stockholders' Equity, and Note 14 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding leases and contractual commitments, debt, capital return program, taxes, and contingencies, respectively.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2024. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, and similar statutes in non-EU countries, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. On January 12, 2024, the district court denied our motion for a stay pending appeal. We subsequently filed a motion for a stay pending appeal with the U.S. Court of Appeals for the District of Columbia, which the appellate court denied on March 12, 2024. We will be briefing the underlying appeal in spring and summer 2024.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the U.S. Department of Justice (DOJ) filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the DOJ's motion to dismiss our complaint. We appealed the denial of our motion for a preliminary injunction to the U.S. Circuit Court of Appeals for the District of Columbia and sought to stay the FTC proceeding pending resolution of the appeal. The D.C. Circuit denied the stay motion on March 29, 2024. On April 1, 2024, we filed our response to the FTC's Order to Show Cause. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we are implementing steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violate the Texas Capture or Use of Biometric Identifiers Act (CUBI) and the Texas Deceptive Trade Practices-Consumer Protection Act (DTPA), and seeking statutory damages and injunctive relief. The State of Texas alleges that these purported violations relate to approximately 30 million Texans over a period of approximately eleven years and that there were multiple violations per person. While the existence and number of potential violations will be disputed, CUBI provides for penalties up to $25,000 per violation, and the DTPA provides for penalties up to $10,000 per violation. The State of Texas has not indicated the amount of penalties it intends to seek at trial, but the amount of penalties sought by the State will likely be material. On April 19, 2024, the State of Texas filed a motion for summary judgment. The case is currently scheduled for trial in June 2024. We intend to defend the company vigorously both with respect to whether the statutes were violated and also as to the number of, and appropriate penalties for, any potential violations. The CUBI statute was enacted over twenty years ago and has never been enforced before. Accordingly, there is little legal guidance regarding how it should be interpreted or how its penalty provisions should be applied. In addition to defending the company at trial, we intend to defend the company vigorously on appeal in the event of an adverse jury award.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court).

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and DOJ. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, tribal nations, and one state in the United States have filed public nuisance claims based on similar allegations. On October 6, 2022, the federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). On October 13, 2023, in In re Social Media Cases, the Los Angeles County Superior Court presiding over the California state court proceedings sustained in part and overruled in part our demurrer as to the plaintiff's claims. Beginning in October 2023, additional U.S. states have filed lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, and products liability, with proceedings focused on our alleged business practices and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators concerning the use of our products and services, and the alleged mental and physical health and safety impacts on users, particularly younger users.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification.

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

In the first quarter of 2024, the U.S. Supreme Court heard argument in Vivek H. Murthy, Surgeon General, et al. v. Missouri, et al., on the question of whether federal government officials violated the First Amendment in their communications with the company and others related to content moderation practices, and heard argument in Netchoice, et al. v. Paxton and Moody, et al. v. Netchoice et al., regarding the application of the First Amendment relating to content moderation on tech platforms. Although Meta is not a party in these actions, the Supreme Court's decision and ultimate resolution of the lawsuits could impact our business.

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
•the impact of government investigations, enforcement actions, and settlements, including litigation and investigations by privacy, consumer protection, and competition authorities, among others;
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
•our ability to obtain, maintain, protect, and enforce our intellectual property rights; and
Risks Related to Ownership of Our Class A Common Stock
•limitations on the ability of holders of our Class A Common Stock to influence corporate matters due to the dual class structure of our common stock and the control of a majority of the voting power of our outstanding capital stock by our founder, Chairman, and Chief Executive Officer (CEO).
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
•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, U.S. state privacy and youth social media laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), Arkansas Social Media Safety Act, Florida Digital Bill of Rights, Ohio Parental Notification Act, Utah Social Media Regulation Act, or other laws, regulations, or regulatory actions, or otherwise;
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
•the effectiveness of our ad targeting or degree to which users consent to or opt out of the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, CCPA, DMA, other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in November 2023, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the EU, EEA, and Switzerland);
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Several recently enacted U.S. state privacy laws, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, and the Oregon Consumer Privacy Act, are introducing additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our consent model with requirements under the DMA.

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

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively, while expanding their own advertising business. In addition, in January 2024, Google began the process of phasing out third-party cookies in its Chrome browser. We expect that any similar changes to Apple's, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-

term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual, augmented, and mixed reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we continue to launch new AI features on our products, including conversational AIs, stickers, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. We also recently commenced implementation of end-to-end encryption across our messaging services on Facebook and Instagram, which has been subject to governmental and regulatory scrutiny in multiple jurisdictions. For example, in February 2024, the Nevada Attorney General filed a lawsuit seeking to enjoin our offering of end-to-end encryption on Messenger for all Nevada residents under the age of 18.

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

We are making significant investments in AI initiatives, including generative AI, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount. If our investments are not successful longer-term, our business and financial performance could be harmed.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, cybersecurity, export controls, and data protection laws to AI and/or are considering general legal frameworks on AI (such as the EU AI Act). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Further, we face significant competition from other companies that are developing their own AI features and technologies. Other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

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

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our "Your Activity off-Meta Technologies" tool enables users to place limits on our storage and use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our Feed display and ranking algorithms or other product features to improve the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our Feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we expect will continue to monetize at a lower rate than our Feed and Stories products for the foreseeable future. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
We may not be successful in our metaverse strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have relatively limited experience with consumer hardware products and virtual, augmented, and mixed reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. For example, some of our consumer hardware products depend on the ability to operate with third-party mobile platforms and these platforms do not necessarily provide our products with the same levels of interoperability that they provide to their own competing products. In addition, our metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual, augmented, and mixed reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and virtual, augmented, and mixed reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the development and application of new technologies such as AI.

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

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including: by making acquisitions; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our applications or our delivery of ads; by making access to our products more difficult or impossible; by making it more difficult to communicate with our users; by limiting the ability of our devices or products to interoperate with their popular platforms or products; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, each of Apple and Google have integrated competitive products with iOS and Android, respectively. In addition, Apple has released changes to iOS that limit our ability, and the ability of others in the digital advertising industry, to target and measure ads effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.

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
•increases in marketing, sales, and other operating expenses, as well as capital expenditures, that we will incur to grow and expand our business and to remain competitive, including costs related to our data centers and technical infrastructure as well as other costs relating to our AI initiatives;
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

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance of our products and services and our underlying technical infrastructure. We have experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our products or services are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not use our products or services as often in the future, or at all, and our ability to serve ads may be disrupted, any of which could adversely affect our business and financial performance. We have experienced such issues to varying degrees from time to time. In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, especially with the deployment of AI technologies, we will need an increasing amount of technical infrastructure, including network capacity, computing power, and related energy requirements, to continue to satisfy our needs. Although we are making significant investments in our technical infrastructure, it is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands or achieve our business objectives, which may adversely affect our user engagement and advertising revenue. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events and crises. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy and/or other costs to maintain the availability or performance of our products and services in connection with any such events.

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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have changed, suspended, and terminated certain of these projects as a result of various factors, and may continue to do so in the future. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, power or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, whether as a result of trade disputes or otherwise, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products and services, or impairment of assets on our balance sheet. For example, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, could result in tariffs, sanctions, export or import controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

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

The numbers for our key metrics, which include our DAP and average revenue per person (ARPP), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed Family metrics for any such inaccuracies or adjustments that are within the error margins disclosed below.

In addition, our Family metrics estimates will differ from estimates published by third parties due to differences in methodology or other factors such as data limitations or other challenges in measuring large online and mobile populations. For example, our methodologies include measurements of our user base that have in some instances exceeded estimates of addressable online and mobile populations that are based on data published by third parties.

Many people in our community have user accounts on more than one of our products, and some people have multiple user accounts within an individual product. Accordingly, for our Family metrics, we do not seek to count the total number of user accounts across our products because we believe that would not reflect the actual size of our community. Rather, our Family metrics represent our estimates of the number of unique people using at least one of Facebook, Instagram, Messenger, and WhatsApp. We do not require people to use a common identifier or link their accounts to use multiple products in our Family, and therefore must seek to attribute multiple user accounts within and across products to individual people. To calculate these metrics, we rely upon complex techniques, algorithms and machine learning models that seek to count the individual people behind user accounts, including by matching multiple user accounts within an individual product and across multiple products when we believe they are attributable to a single person, and counting such group of accounts as one person. These techniques and models require significant judgment, are subject to data and other limitations discussed below, and inherently are subject to statistical variances and uncertainties. We estimate the potential error in our Family metrics primarily based on user survey data as described further below, which itself is subject to error as well. While we expect the error margin for our Family metrics to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide DAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. As a result, it is also possible that our Family metrics may indicate changes or trends in user numbers that do not match actual changes or trends.

To calculate our estimates of DAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which survey questions are based on monthly usage, and which are inherently subject to error. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the first quarter of 2024, we estimated that less than 3% of our worldwide DAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

Other data limitations also may affect our understanding of certain details of our business. For example, while user-provided data indicates a decline in usage among younger users, this age data may be unreliable because a disproportionate number of our younger users register with an inaccurate age. Accordingly, our understanding of usage by age group may not be complete.

Our estimates for revenue by user location, as well as year-over-year percentage changes in ad impressions delivered and the average price per ad by user location, are also affected by data limitations and other challenges in measuring user geography. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user's IP address and self-disclosed location. These factors may not always accurately reflect the user's actual location. For example, a user may appear to be accessing our products from the location of the proxy server that the user connects to rather than from the user's actual location. The methodologies used to measure our metrics are also susceptible to algorithm or other technical errors.

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

We have significant international operations. We currently make our Family products available in more than 100 different languages, and we have offices or data centers in approximately 40 different countries. We may enter new international regions where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain regions due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social, or economic instability;

•risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, supply chain, competition, consumer protection, intellectual property, environmental, health and safety, accessibility, licensing, and infrastructure matters;
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

Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as Meta. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-

income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS's position and are litigating this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.

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

Over the last several years, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. A number of countries have begun to enact legislation to implement the OECD’s 15% global minimum tax regime. Our effective tax rate and cash tax payments could increase in future years as further jurisdictions enact legislation. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business. There are ongoing OECD negotiations that contemplate an alternative to these proposals, which may proliferate in the absence of multilateral agreement.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the three months ended March 31, 2024, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $806 million and our effective income tax rate by six percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. Hong Kong has passed additional national security legislation in 2024. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law or other legislation, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in the first quarter of 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region.

It is also possible that government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a small number of resellers serving advertisers based in China, and it is possible that the Chinese, United States, or other government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (CJEU). In addition, the other bases upon which Meta relies to transfer such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. For example, the CJEU considered the validity of SCCs as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in July 2020, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland’s reliance on SCCs in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court.

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

In addition, we have been managing investigations and lawsuits in India and other jurisdictions regarding the 2021 updates to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the Digital Services Act (DSA) in the European Union, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services and subjects us to increased compliance costs. The DSA also includes significant penalties for non-compliance. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions. Legislative proposals in Europe and other jurisdictions may also subject us to new requirements relating to allegedly fraudulent activities by third parties on our platform, which could cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users in such transactions. In addition, the Province of British Columbia has introduced a bill that, if passed, could make it easier for the government to recover public health-related costs potentially associated with providing goods and services, including social media services.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any government actions, have led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, changes to our products, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines, damages, or orders that we modify or cease existing business practices.
We have been subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with the DSA, including matters related to elections and political content, researcher access to data, the protection of minors, and generative AI content, among others. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, we are subject to a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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
Compliance with our FTC consent order, the GDPR, U.S. state privacy and youth social media laws, the ePrivacy Directive, the DMA, the DSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as U.S. state privacy and youth social media laws, the ePrivacy Directive, DMA, DSA, the Korean Personal Information Protection Act, and the Indian Digital Personal Data Protection Act. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we are subject to restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement.

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

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR, U.S. state privacy and youth social media laws, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

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

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have ended the availability of news content for Canadian users on Facebook and Instagram. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including social engineering or other cyber-attacks directed towards our personnel, misuse of company data or systems by our personnel, as well as defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $523.57 through March 31, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2024	15,259	$375.61	15,259	$75,198
February 1 - 29, 2024	14,654	$466.39	14,654	$68,363
March 1 - 31, 2024	3,921	$501.90	3,921	$66,395
Total	33,834		33,834
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

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On February 12, 2024, Aaron Anderson, our Chief Accounting Officer, entered into a trading plan that provides for the sale of up to 2,935 shares, which includes shares held by Mr. Anderson and the gross shares to be issued from the settlement of one-eighth of the total restricted stock units underlying Mr. Anderson's initial equity award granted on May 22, 2023, of which the net shares received may be sold. The plan will terminate on November 18, 2025, subject to early termination for certain specified events set forth in the plan.

On February 21, 2024, Mark Zuckerberg, our founder, Chairman, and Chief Executive Officer entered into a trading plan that provides for the sale of an aggregate of up to 958,000 shares of our Class A common stock held by entities affiliated with Mr. Zuckerberg. The plan will terminate on November 21, 2024, subject to early termination for certain specified events set forth in the plan.

On February 28, 2024, Sheryl Sandberg, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of 973,846 shares of our Class A common stock. The plan will terminate on November 22, 2024, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Aircraft Time Sharing Agreement, dated March 27, 2024, between Registrant and Mark Zuckerberg.					X

10.2	2012 Equity Incentive Plan forms of award agreements (Additional Forms).					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of April 2024.

META PLATFORMS, INC.

Date: April 24, 2024	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2024	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)