Form 10-Q
period 2024-06-30
Meta Platforms, Inc.
filed 2024-08-01
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,184,728,795	shares outstanding as of July 26, 2024
Class B Common Stock	$0.000006 par value	345,087,958	shares outstanding as of July 26, 2024

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for number of shares and par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,045	$41,862
Marketable securities	26,035	23,541
Accounts receivable, net	14,505	16,169
Prepaid expenses and other current assets	3,846	3,793
Total current assets	76,431	85,365
Non-marketable equity securities	6,207	6,141
Property and equipment, net	102,959	96,587
Operating lease right-of-use assets	14,058	13,294
Goodwill	20,654	20,654
Other assets	9,929	7,582
Total assets	$230,238	$229,623

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,173	$4,849
Operating lease liabilities, current	1,917	1,623
Accrued expenses and other current liabilities	21,914	25,488
Total current liabilities	27,004	31,960
Operating lease liabilities, non-current	17,685	17,226
Long-term debt	18,389	18,385
Long-term income taxes	7,897	7,514
Other liabilities	2,500	1,370
Total liabilities	73,475	76,455
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,188 million and 2,211 million shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively; 4,141 million Class B shares authorized, 345 million and 350 million shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	78,270	73,253
Accumulated other comprehensive loss	(2,695)	(2,155)
Retained earnings	81,188	82,070
Total stockholders' equity	156,763	153,168
Total liabilities and stockholders' equity	$230,238	$229,623
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$39,071	$31,999	$75,527	$60,645
Costs and expenses:
Cost of revenue	7,308	5,945	13,948	12,054
Research and development	10,537	9,344	20,515	18,725
Marketing and sales	2,721	3,154	5,285	6,198
General and administrative	3,658	4,164	7,114	7,049
Total costs and expenses	24,224	22,607	46,862	44,026
Income from operations	14,847	9,392	28,665	16,619
Interest and other income (expense), net	259	(99)	624	(19)
Income before provision for income taxes	15,106	9,293	29,289	16,600
Provision for income taxes	1,641	1,505	3,455	3,102
Net income	$13,465	$7,788	$25,834	$13,498
Earnings per share:
Basic	$5.31	$3.03	$10.17	$5.24
Diluted	$5.16	$2.98	$9.86	$5.18
Weighted-average shares used to compute earnings per share:
Basic	2,534	2,568	2,540	2,577
Diluted	2,610	2,612	2,619	2,604
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$13,465	$7,788	$25,834	$13,498
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(149)	(37)	(694)	211
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	109	(88)	154	213
Comprehensive income	$13,425	$7,663	$25,294	$13,922
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024						Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,537	$—	$75,391	$(2,655)	$76,793	$149,529	2,566	$—	$66,535	$(2,981)	$61,241	$124,795
Issuance of common stock	17	—	—	—	—	—	18	—	—	—	—	—
Shares withheld related to net share settlement	(7)	—	(1,737)	—	(1,471)	(3,208)	(7)	—	(1,436)	—	(256)	(1,692)
Share-based compensation	—	—	4,616	—	—	4,616	—	—	4,060	—	—	4,060
Share repurchases	(14)	—	—	—	(6,315)	(6,315)	(4)	—	—	—	(793)	(793)
Dividends and dividend equivalents declared ($0.50 per share) (1)	—	—	—	—	(1,284)	(1,284)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(40)	—	(40)	—	—	—	(125)	—	(125)
Net income	—	—	—	—	13,465	13,465	—	—	—	—	7,788	7,788
Balances at end of period	2,533	$—	$78,270	$(2,695)	$81,188	$156,763	2,573	$—	$69,159	$(3,106)	$67,980	$134,033

	Six Months Ended June 30, 2024						Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,561	$—	$73,253	$(2,155)	$82,070	$153,168	2,614	$—	$64,444	$(3,530)	$64,799	$125,713
Issuance of common stock	33	—	—	—	—	—	32	—	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(3,161)	—	(3,209)	(6,370)	(13)	—	(2,396)	—	(305)	(2,701)
Share-based compensation	—	—	8,178	—	—	8,178	—	—	7,111	—	—	7,111
Share repurchases	(47)	—	—	—	(20,950)	(20,950)	(60)	—	—	—	(10,012)	(10,012)
Dividends and dividend equivalents declared ($1.00 per share) (1)	—	—	—	—	(2,557)	(2,557)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(540)	—	(540)	—	—	—	424	—	424
Net income	—	—	—	—	25,834	25,834	—	—	—	—	13,498	13,498
Balances at end of period	2,533	$—	$78,270	$(2,695)	$81,188	$156,763	2,573	$—	$69,159	$(3,106)	$67,980	$134,033
____________________________________
(1)Our dividend program began in the first quarter of 2024.

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$25,834	$13,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,011	5,147
Share-based compensation	8,178	7,111
Deferred income taxes	(2,098)	(1,757)
Impairment charges for facilities consolidation, net	280	1,002
Other	(71)	204
Changes in assets and liabilities:
Accounts receivable	1,350	1,122
Prepaid expenses and other current assets	16	767
Other assets	(41)	67
Accounts payable	(862)	(1,155)
Accrued expenses and other current liabilities	(1,771)	5,268
Other liabilities	790	33
Net cash provided by operating activities	38,616	31,307
Cash flows from investing activities
Purchases of property and equipment, net	(14,573)	(12,957)
Purchases of marketable debt securities	(10,176)	(803)
Sales and maturities of marketable debt securities	7,858	2,351
Acquisitions of businesses and intangible assets	(129)	(527)
Other investing activities	(12)	(10)
Net cash used in investing activities	(17,032)	(11,946)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(6,370)	(2,701)
Repurchases of Class A common stock	(21,307)	(10,263)
Dividend payments	(2,539)	—
Proceeds from issuance of long-term debt, net	—	8,455
Principal payments on finance leases	(614)	(484)
Other financing activities	(115)	(231)
Net cash used in financing activities	(30,945)	(5,224)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(440)	71
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,801)	14,208
Cash, cash equivalents, and restricted cash at beginning of the period	42,827	15,596
Cash, cash equivalents, and restricted cash at end of the period	$33,026	$29,804

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$32,045	$28,785
Restricted cash, included in prepaid expenses and other current assets	100	165
Restricted cash, included in other assets	881	854
Total cash, cash equivalents, and restricted cash	$33,026	$29,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow data
Cash paid for income taxes, net	$6,559	$1,507
Cash paid for interest, net of amounts capitalized	$245	$182
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,229	$3,845
Acquisition of businesses and intangible assets in accrued expenses and other current liabilities and other liabilities	$267	$217
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

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advertising	$38,329	$31,498	$73,965	$59,599
Other revenue	389	225	769	430
Family of Apps	38,718	31,723	74,734	60,029
Reality Labs	353	276	793	616
Total revenue	$39,071	$31,999	$75,527	$60,645

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States and Canada	$14,640	$12,404	$28,287	$23,854
Europe (1)	9,153	7,515	17,557	14,274
Asia-Pacific	10,967	8,551	21,279	15,843
Rest of World	4,311	3,529	8,404	6,674
Total revenue	$39,071	$31,999	$75,527	$60,645
____________________________________
(1)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $675 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024, we expect $637 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. These measures included a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). We completed the data center initiatives and employee layoff in 2023. As of June 30, 2024, we have substantially completed the facilities consolidation initiatives.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	Facilities Consolidation	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$3	$9	$—	$(51)	$(42)
Research and development	27	159	(7)	—	152
Marketing and sales	6	43	1	—	44
General and administrative	5	36	(6)	—	30
Total	$41	$247	$(12)	$(51)	$184
____________________________________
(1)Relates to a change in estimate in our data center restructuring charges recorded during 2022.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	Facilities Consolidation	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$23	$67	$—	$(220)	$(153)
Research and development	186	643	(11)	—	632
Marketing and sales	41	179	(1)	—	178
General and administrative	37	165	(18)	—	147
Total	$287	$1,054	$(30)	$(220)	$804
____________________________________
(1)Relates to a change in estimate in our data center restructuring charges recorded during 2022.

	Plan to Date
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$354	$—	$1,116	$1,470
Research and development	3,078	399	—	3,477
Marketing and sales	841	233	—	1,074
General and administrative	815	316	—	1,131
Total	$5,088	$948	$1,116	$7,152

The 2022 Restructuring charges recorded to date under our FoA segment were $6.06 billion, and RL segment were $1.09 billion.

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

For the three and six months ended June 30, 2024, 33 million and 18 million shares of Class A common stock equivalents of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. For the three and six months ended June 30, 2023, RSUs with an anti-dilutive effect were 20 million and 25 million shares, respectively.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (2)	2024	2023 (2)
Basic EPS:
Numerator
Distributed earnings	$1,266	$—	$2,539	$—
Undistributed earnings	12,199	7,788	23,295	13,498
Net income	$13,465	$7,788	$25,834	$13,498
Denominator
Shares used in computation of basic EPS (1)	2,534	2,568	2,540	2,577
Basic EPS	$5.31	$3.03	$10.17	$5.24
Diluted EPS:
Numerator
Net income for diluted EPS	$13,465	$7,788	$25,834	$13,498
Denominator
Shares used in computation of basic EPS	2,534	2,568	2,540	2,577
Weighted-average effect of dilutive RSUs	76	44	79	27
Shares used in computation of diluted EPS	2,610	2,612	2,619	2,604
Diluted EPS	$5.16	$2.98	$9.86	$5.18
____________________________________
(1)Include 2,189 million and 2,217 million shares of Class A common stock and 345 million and 351 million shares of Class B common stock, for the three months ended June 30, 2024 and 2023, respectively, and 2,193 million and 2,220 million shares of Class A common stock and 347 million and 357 million shares of Class B common stock, for the six months ended June 30, 2024 and 2023, respectively.
(2)The prior period EPS for Class A and Class B common stock has been presented together to conform with current period presentation, which had no impact on our previously reported basic or diluted EPS.

We declared and paid quarterly cash dividends totaling $0.50 and $1.00 for each share of common stock during the three and six months ended June 30, 2024, respectively. Total dividends paid were $1.09 billion and $2.19 billion for Class A common stock, and $173 million and $346 million for Class B common stock, during the three and six months ended June 30, 2024, respectively. EPS for Class B common stock is not presented separately as under the two-class method Class A and Class B EPS is not meaningfully different.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,159
Cash equivalents:
Money market funds	24,625	$24,625	$—	$—
U.S. government and agency securities	791	791	—	—
Time deposits	263	—	263	—
Corporate debt securities	207	—	207	—
Total cash and cash equivalents	32,045	25,416	470	—
Marketable securities:
U.S. government securities	10,448	10,448	—	—
U.S. government agency securities	3,544	3,544	—	—
Corporate debt securities	12,043	—	12,043	—
Total marketable securities	26,035	13,992	12,043	—
Restricted cash equivalents	857	857	—	—
Other assets	102	—	—	102
Total	$59,039	$40,265	$12,513	$102

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,265
Cash equivalents:
Money market funds	32,910	$32,910	$—	$—
U.S. government and agency securities	2,206	2,206	—	—
Time deposits	261	—	261	—
Corporate debt securities	220	—	220	—
Total cash and cash equivalents	41,862	35,116	481	—
Marketable securities:
U.S. government securities	8,439	8,439	—	—
U.S. government agency securities	3,498	3,498	—	—
Corporate debt securities	11,604	—	11,604	—
Total marketable securities	23,541	11,937	11,604	—
Restricted cash equivalents	857	857	—	—
Other assets	101	—	—	101
Total	$66,361	$47,910	$12,085	$101

Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$4,502	$(22)	$5,353	$(252)	$9,855	$(274)
U.S. government agency securities	448	(1)	3,092	(119)	3,540	(120)
Corporate debt securities	1,866	(8)	8,429	(386)	10,295	(394)
Total	$6,816	$(31)	$16,874	$(757)	$23,690	$(788)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$336	$(1)	$7,041	$(275)	$7,377	$(276)
U.S. government agency securities	71	—	3,225	(164)	3,296	(164)
Corporate debt securities	647	(3)	10,125	(491)	10,772	(494)
Total	$1,054	$(4)	$20,391	$(930)	$21,445	$(934)

The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of June 30, 2024 and December 31, 2023.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

June 30, 2024
Due within one year	$7,808
Due after one year to five years	18,227
Total	$26,035

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. As of June 30, 2024 and 2023, assets remeasured at fair value on a non-recurring basis within Level 3 during the six months ended June 30, 2024 and 2023 were $289 million and $119 million, respectively. During the three and six months ended June 30, 2024 and 2023, changes in the fair value recorded for these non-marketable equity securities were not material.
Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative or equity method (in millions):

	June 30, 2024	December 31, 2023
Non-marketable equity securities under measurement alternative:
Initial cost	$6,397	$6,389
Cumulative upward adjustments	394	293
Cumulative impairment/downward adjustments	(640)	(599)
Carrying value	6,151	6,083
Non-marketable equity securities under equity method	56	58
Total	$6,207	$6,141
Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2024	December 31, 2023
Land	$2,086	$2,080
Servers and network assets	56,531	46,838
Buildings	42,840	37,961
Leasehold improvements	7,191	6,972
Equipment and other	6,457	7,416
Finance lease right-of-use assets	4,583	4,185
Construction in progress	21,666	24,269
Property and equipment, gross	141,354	129,721
Less: Accumulated depreciation	(38,395)	(33,134)
Property and equipment, net	$102,959	$96,587

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expenses on property and equipment were $3.58 billion and $2.58 billion for the three months ended June 30, 2024 and 2023, respectively, and $6.92 billion and $5.06 billion for the six months ended June 30, 2024 and 2023, respectively. Within property and equipment, our servers and network assets depreciation expenses were $2.64 billion and $1.71 billion for the three months ended June 30, 2024 and 2023, respectively, and $4.99 billion and $3.22 billion for the six months ended June 30, 2024 and 2023, respectively.
Note 8. Leases

The following tables summarize the components of operating lease costs and supplemental lease information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$589	$516	$1,124	$1,073
Variable lease cost and other	$207	$112	$403	$236

	Six Months Ended June 30,
	2024	2023
Supplemental lease information:
Operating cash flows for operating leases	$1,363	$994
Operating lease liabilities arising from obtaining right-of-use assets	$1,797	$1,868

We also recorded impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts of $41 million and $138 million for the three months ended June 30, 2024 and 2023, respectively, and $282 million and $811 million for the six months ended June 30, 2024 and 2023, respectively. For additional information, see Note 3 — Restructuring.

As of June 30, 2024, future undiscounted lease payments under operating leases was $24.53 billion, with a weighted average remaining lease term of 11.2 years. As of June 30, 2024, we have additional operating leases, that have not yet commenced, with lease obligations of approximately $6.20 billion mostly for data centers and colocations. These operating leases will commence between the remainder of 2024 and 2029 with lease terms of greater than one year to 25 years. Finance lease costs were not material for the periods presented.

Note 9. Goodwill and Intangible Assets

As of June 30, 2024 and December 31, 2023, the total carrying amount of goodwill was $20.65 billion, of which $19.25 billion was allocated to our FoA segment and $1.41 billion was allocated to our RL segment.

The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		June 30, 2024			December 31, 2023
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.6	$479	$(235)	$244	$478	$(182)	$296
Acquired patents	3.9	334	(226)	108	287	(233)	54
Other	3.2	227	(20)	207	28	(15)	13
Total finite-lived assets		1,040	(481)	559	793	(430)	363
Total indefinite-lived assets	N/A	425	—	425	425	—	425
Total intangible assets		$1,465	$(481)	$984	$1,218	$(430)	$788

Note 10. Long-term Debt

The carrying amount of our long-term debt in the form of senior unsecured notes (the Notes) was $18.39 billion as of June 30, 2024 and December 31, 2023. The total estimated fair value of the Notes was $17.69 billion and $18.48 billion as of June 30, 2024 and December 31, 2023, respectively. The fair value was determined based on the quoted prices for the Notes as of June 30, 2024 and December 31, 2023, respectively, and is categorized accordingly as Level 2 in the fair value hierarchy.

Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	June 30, 2024	December 31, 2023
Legal-related accruals (1)	$7,956	$6,592
Accrued compensation and benefits	4,130	6,659
Accrued taxes	2,244	3,655
Accrued property and equipment	1,822	2,213
Other current liabilities	5,762	6,369
Total	$21,914	$25,488
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

Note 12. Commitments and Contingencies

Contractual Commitments

We have $19.82 billion of non-cancelable contractual commitments as of June 30, 2024, which are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of June 30, 2024 (in millions):

The remainder of 2024	$14,452
2025	1,334
2026	729
2027	388
2028	203
Thereafter	2,712
Total	$19,818

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. We enter into these agreements in order to secure the price. Using the expected volume consumption, the total estimated spend related to our renewable energy agreements as of June 30, 2024 is approximately $16.50 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024 and the underlying appeal is fully briefed with our reply brief filed on July 12, 2024. Oral argument has not been scheduled.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the district court entered an agreed order requiring the FTC to file its anticipated renewed motion to dismiss by August 14, 2024. On July 18, 2024, we filed an unopposed motion to stay the appeal of the district court's denial of our motion for preliminary injunction pending resolution of the FTC's renewed motion to dismiss. On July 24, 2024, the circuit court granted the motion for a stay. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing that the Order to Show Cause proceeding was legally improper. We filed a reply to the FTC's response on July 18, 2024 and expect the FTC to schedule oral argument on these legal issues. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders, which is described further in "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q. The interpretation of the GDPR is still evolving, including through decisions of the Court of Justice of the European Union, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violate the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. On July 29, 2024, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $1.4 billion by us. This settlement amount was accrued on our condensed consolidated balance sheet as of June 30, 2024. On July 30, 2024, the court entered judgment, dismissing the case.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. We are currently in discovery and litigating class certification in the cases that are most advanced.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. Briefing on the motions for summary judgment will conclude on August 9, 2024. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act. The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements, and indicated that it will conclude its investigation by March 2025.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. On June 10, 2024, the U.S. Supreme Court granted in part our petition for writ of certiorari.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations, have filed public nuisance claims in the United States and/or Canada based on similar allegations. On October 6, 2022, these U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety impacts on users, particularly younger users. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc. and Chabon, et al. v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. These cases have all been consolidated into Kadrey, et al. v. Meta Platforms, Inc.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook.

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

Note 13. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases under this program. In January 2024, an additional $50 billion of repurchases was authorized under this program. During the six months ended June 30, 2024, we repurchased and subsequently retired 47 million shares of our Class A common stock for an aggregate amount of $20.95 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of June 30, 2024, $60.10 billion remained available and authorized for repurchases.

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

Dividend

Beginning in February 2024, our board of directors declared quarterly cash dividends of $0.50 per share to the holders of our Class A and Class B common stock. During the three and six months ended June 30, 2024, total dividend payments were $1.09 billion and $2.19 billion for Class A common stock, and $173 million and $346 million for Class B common stock, respectively.

All RSUs granted on or after March 1, 2024 under our 2012 Equity Incentive Plan, which was most recently amended in May 2024 (Amended 2012 Plan), are entitled to dividend equivalent rights. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding common stock. The declaration and payment of future dividends and dividend equivalents is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.

Share-based Compensation Plan

As of June 30, 2024, there were 471 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$288	$193	$510	$352
Research and development	3,780	3,305	6,691	5,754
Marketing and sales	287	289	513	509
General and administrative	261	273	464	496
Total share-based compensation expense	$4,616	$4,060	$8,178	$7,111

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	149,062	$209.85
Granted	41,611	$500.03
Vested	(32,718)	$236.26
Forfeited	(5,240)	$238.55
Unvested at June 30, 2024	152,715	$282.28

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2024 and 2023 was $7.89 billion and $4.30 billion, respectively, and $15.46 billion and $6.74 billion during the six months ended June 30, 2024 and 2023, respectively. The income tax benefit recognized related to awards vested during the three months ended June 30, 2024 and 2023 was $1.65 billion and $915 million, respectively, and $3.27 billion and $1.43 billion during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $40.84 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
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

Our gross unrecognized tax benefits were $12.91 billion and $11.67 billion on June 30, 2024 and December 31, 2023, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties related to transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions, as well as for uncertainties with our research tax credits. If the gross unrecognized tax benefits as of June 30, 2024 were realized in a future period, this would result in a tax benefit of $8.37 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $1.81 billion and $1.48 billion as of June 30, 2024 and December 31, 2023, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of June 30, 2024, we have not resolved these matters and proceedings continue in the Tax Court.
Note 15. Segment Information

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Family of Apps	$38,718	$31,723	$74,734	$60,029
Reality Labs	353	276	793	616
Total revenue	$39,071	$31,999	$75,527	$60,645

Income (loss) from operations:
Family of Apps	$19,335	$13,131	$36,999	$24,351
Reality Labs	(4,488)	(3,739)	(8,334)	(7,732)
Total income from operations	$14,847	$9,392	$28,665	$16,619
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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2024 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the second quarter of 2024 are set forth below. Total revenue for the second quarter of 2024 was $39.07 billion, an increase of 22% compared to the second quarter of 2023, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 23% compared to the second quarter of 2023. Ad impressions delivered across our Family of Apps in the second quarter of 2024 increased 10% year-over-year, and our average price per ad in the second quarter of 2024 increased 10% year-over-year.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change
	2024	2023		2024	2023		2024	2023

	(in millions, except percentages)
Revenue	$38,718	$31,723	22%	$353	$276	28%	$39,071	$31,999	22%
Costs and expenses	$19,383	$18,592	4%	$4,841	$4,015	21%	$24,224	$22,607	7%
Income (loss) from operations	$19,335	$13,131	47%	$(4,488)	$(3,739)	(20)%	$14,847	$9,392	58%
Operating margin	50%	41%		(1,271)%	(1,355)%		38%	29%

•Net income was $13.47 billion, with diluted earnings per share (EPS) of $5.16 for the three months ended June 30, 2024.
•Capital expenditures, including principal payments on finance leases, were $8.47 billion for the three months ended June 30, 2024.
•Share repurchases were $6.32 billion of our Class A common stock and dividend payments were $1.27 billion for the three months ended June 30, 2024.
•Cash, cash equivalents, and marketable securities were $58.08 billion as of June 30, 2024.
•Effective tax rate was 11% for the three months ended June 30, 2024.
•Headcount was 70,799 as of June 30, 2024, a decrease of 1% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.27 billion on average for June 2024, an increase of 7% year-over-year.
•Ad impressions delivered across our Family of Apps in the second quarter of 2024 increased by 10% year-over-year.
•Average price per ad in the second quarter of 2024 increased by 10% year-over-year.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, rising interest rates, and related market uncertainty, which has led to reduced marketer spending. While we saw improvement in business and macroeconomic conditions in recent periods, continued business, macroeconomic, and geopolitical uncertainty remains, which could impact our financial results in future periods. In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our Feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the second quarter of 2024. These trends adversely affected advertising revenue in the second quarter of 2024, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our operating efficiency, while still remaining focused on investing in significant opportunities. In the six months ended June 30, 2024, 81% of our total costs and expenses were recognized in FoA and 19% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

We are also making significant investments in our metaverse efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. During the six months ended June 30, 2024, our RL segment reduced our overall operating profit by approximately $8.33 billion, and we continue to expect our RL operating losses to increase meaningfully in 2024. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific and Rest of World. In the second quarter of 2024, revenue increased by 17% in United States & Canada, 27% in Europe, 21% in Asia-Pacific, and 35% in Rest of World, in each case relative to the same period in 2023.

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
2.88
2.93
2.96
3.02
3.07
3.14
3.19
3.24
3.27
Jun 30 2022
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024

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

Worldwide DAP increased 7% to 3.27 billion on average during June 2024 from 3.07 billion during June 2023.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$9.87	$9.44	$10.68	$9.47	$10.42	$10.93	$12.33	$11.20	$11.89

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the second quarter of 2024, worldwide ARPP was $11.89, an increase of 14% from the second quarter of 2023.

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

Research and development. Research and development expenses consist mostly of payroll and related expenses which include share-based compensation; RL technology development costs; facilities-related costs for employees on our engineering and technical teams who are responsible for developing new technologies and products as well as improving existing products; infrastructure costs; and restructuring charges.

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

General and administrative. General and administrative expenses consist primarily of legal-related costs, which include estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; payroll and related expenses which include share-based compensation for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; other taxes, such as digital services taxes and other non-income-based tax levies; professional services; and restructuring charges.

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$39,071	$31,999	$75,527	$60,645
Costs and expenses:
Cost of revenue	7,308	5,945	13,948	12,054
Research and development	10,537	9,344	20,515	18,725
Marketing and sales	2,721	3,154	5,285	6,198
General and administrative	3,658	4,164	7,114	7,049
Total costs and expenses	24,224	22,607	46,862	44,026
Income from operations	14,847	9,392	28,665	16,619
Interest and other income (expense), net	259	(99)	624	(19)
Income before provision for income taxes	15,106	9,293	29,289	16,600
Provision for income taxes	1,641	1,505	3,455	3,102
Net income	$13,465	$7,788	$25,834	$13,498

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	19	18	20
Research and development	27	29	27	31
Marketing and sales	7	10	7	10
General and administrative	9	13	9	12
Total costs and expenses	62	71	62	73
Income from operations	38	29	38	27
Interest and other income (expense), net	1	—	1	—
Income before provision for income taxes	39	29	39	27
Provision for income taxes	4	5	5	5
Net income	34%	24%	34%	22%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Advertising	$38,329	$31,498	22%	$73,965	$59,599	24%
Other revenue	389	225	73%	769	430	79%
Family of Apps	38,718	31,723	22%	74,734	60,029	24%
Reality Labs	353	276	28%	793	616	29%
Total revenue	$39,071	$31,999	22%	$75,527	$60,645	25%

Family of Apps

FoA revenue in the three and six months ended June 30, 2024 increased $7.00 billion, or 22%, and $14.70 billion, or 24%, respectively, compared to the same periods in 2023. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and six months ended June 30, 2024 increased $6.83 billion, or 22%, and $14.37 billion, or 24%, respectively, compared to the same periods in 2023 due to increases in ad impressions delivered and average price per ad. During the three and six months ended June 30, 2024, ad impressions delivered increased by 10% and 15%, respectively, year-over-year, as compared with increases of 34% and 30%, respectively, in the same periods in 2023 as ad impressions grew in all regions, especially in Asia-Pacific and Rest of World. The increases in ad impressions delivered were mostly driven by an increase in users and their engagement on our products. During the three and six months ended June 30, 2024, the average price per ad increased by 10% and 8%, respectively, year-over-year, as compared with decreases of 16% and 17%, respectively, in the same periods in 2023. The increases in average price per ad were driven by an increase in advertising demand which we believe is primarily due to ongoing improvements to our ad performance from our ad targeting and measurement tools. These increases were partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Second Quarter Results." In addition, year-over-year advertising revenue growth during the three and six months ended June 30, 2024 were mainly driven by increases in marketer spending in online commerce, gaming, as well as entertainment and media. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and six months ended June 30, 2024 increased $164 million, or 73%, and $339 million, or 79%, respectively, compared to the same periods in 2023. The increases were primarily driven by WhatsApp Business Platform revenue.

Reality Labs

RL revenue in the three and six months ended June 30, 2024 increased $77 million, or 28%, and $177 million, or 29%, respectively, compared to the same periods in 2023. The increases in RL revenue were driven by a net increase in the volume of Meta Quest sales.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the three and six months ended June 30, 2024 compared to the same periods in 2023. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended June 30, 2024, our total revenue and advertising revenue would have been $39.44 billion and $38.70 billion, which were $371 million and $367 million higher than actual total revenue and advertising revenue, respectively. Using these constant rates, for the six months ended June 30, 2024, our total revenue and advertising revenue would have been $75.79 billion and $74.23 billion, which were $265 million and $261 million higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Cost of revenue	$7,308	$5,945	23%	$13,948	$12,054	16%
Percentage of revenue	19%	19%		18%	20%

Cost of revenue in the three and six months ended June 30, 2024 increased $1.36 billion, or 23%, and $1.89 billion, or 16%, respectively, compared to the same periods in 2023. The increases were primarily due to increases in operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense. In the three months ended June 30, 2024, the increase was also driven by higher RL inventory costs.

See Note 7 — Property and Equipment in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding depreciation expense.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Research and development	$10,537	$9,344	13%	$20,515	$18,725	10%
Percentage of revenue	27%	29%		27%	31%

Research and development expenses in the three and six months ended June 30, 2024 increased $1.19 billion, or 13%, or $1.79 billion, or 10%, respectively, compared to the same periods in 2023. The increases were mostly due to higher payroll and related expenses and infrastructure costs for research and development, partially offset by lower restructuring charges.

The higher payroll and related expenses were mainly from a 9% growth in employee headcount from June 30, 2023 to June 30, 2024 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Marketing and sales	$2,721	$3,154	(14)%	$5,285	$6,198	(15)%
Percentage of revenue	7%	10%		7%	10%

Marketing and sales expenses in the three and six months ended June 30, 2024 decreased $433 million, or 14%, and $913 million, or 15%, respectively, compared to the same periods in 2023. The decreases were mainly due to decreases in restructuring charges and payroll and related expenses. In the six months ended June 30, 2024, the decrease was also driven by a decrease in product and community operations expenses.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
General and administrative	$3,658	$4,164	(12)%	$7,114	$7,049	1%
Percentage of revenue	9%	13%		9%	12%

General and administrative expenses in the three months ended June 30, 2024 decreased $506 million, or 12%, compared to the same period in 2023. The decrease was mostly due to lower legal-related costs.

General and administrative expenses in the six months ended June 30, 2024 increased $65 million, or 1%, compared to the same period in 2023. The increase was driven by increases in other taxes and legal-related costs, partially offset by lower restructuring charges.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal-related costs, respectively.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Family of Apps	$19,335	$13,131	47%	$36,999	$24,351	52%
Reality Labs	(4,488)	(3,739)	(20)%	(8,334)	(7,732)	(8)%
Total income from operations	$14,847	$9,392	58%	$28,665	$16,619	72%

Family of Apps

FoA income from operations in the three and six months ended June 30, 2024 increased $6.20 billion, or 47%, and $12.65 billion, or 52%, respectively, compared to the same periods in 2023. The increases in FoA income from operations were driven by higher advertising revenue which was partially offset by increases in costs and expenses. The increases in costs and expenses were mainly due to increases in operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense as well as payroll and related costs. These increases were partially offset by lower restructuring charges.

Reality Labs

RL loss from operations in the three and six months ended June 30, 2024 increased $749 million, or 20%, and $602 million, or 8%, respectively, compared to the same periods in 2023, driven by increases in RL costs and expenses. RL costs and expenses increased primarily due to higher payroll and related costs. In the three months ended June 30, 2024, the increase was also driven by an increase in RL inventory costs.

See Note 3 — Restructuring, Note 7 — Property and Equipment, and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges, depreciation expense, and legal-related costs, respectively.

Interest and other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Interest income	$540	$323	67%	$1,125	$517	118%
Interest expense	(128)	(116)	(10)%	(255)	(172)	(48)%
Foreign currency exchange losses, net	(168)	(145)	(16)%	(316)	(207)	(53)%
Other income (expense), net	15	(161)	109%	70	(157)	145%
Interest and other income (expense), net	$259	$(99)	362%	$624	$(19)	NM
____________________________________
NM — not meaningful

Interest and other income (expense), net in the three and six months ended June 30, 2024 increased $358 million and $643 million, respectively, compared to the same periods in 2023. The increases in interest income were due to a combination of higher balances and higher interest rates, compared to the same periods in 2023.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Provision for income taxes	$1,641	$1,505	9%	$3,455	$3,102	11%
Effective tax rate	11%	16%		12%	19%

Our provision for income taxes in the three and six months ended June 30, 2024 increased $136 million, or 9%, and $353 million, or 11%, respectively, compared to the same periods in 2023, due to increases in income before provision for income taxes.

Our effective tax rate decreased in the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to excess tax benefits recognized from share-based compensation.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the July 26, 2024 price, and absent any changes to our tax landscape, we expect our effective tax rate for the full year 2024 to be in the mid-teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2024, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2024 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2024 could be higher when compared to current law and our cash tax liabilities could be lower.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $58.08 billion as of June 30, 2024, a decrease of $7.32 billion from December 31, 2023. The decrease was mostly due to our capital returns of $23.85 billion for repurchases of our Class A common stock and dividend payments, $15.19 billion for capital expenditures, including principal payments on finance leases, and $6.37 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards. These decreases were offset by $38.62 billion of cash generated from operations.

The following table presents our cash flows (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$38,616	$31,307
Net cash used in investing activities	$(17,032)	$(11,946)
Net cash used in financing activities	$(30,945)	$(5,224)

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2024 mostly consisted of $25.83 billion net income adjusted for certain non-cash items, such as $8.18 billion of share-based compensation expense, and $7.01 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the six months ended June 30, 2024, compared to the same period in 2023, was due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher cash paid for income taxes and other operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 mostly consisted of $14.57 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure and $2.32 billion of net purchases of marketable debt securities. The increase in cash used in investing activities during the six months ended June 30, 2024, compared to the same period in 2023, was driven by increases in purchases of marketable debt securities and property and equipment.

We anticipate making capital expenditures of approximately $37 billion to $40 billion in 2024. We currently expect our capital expenditures to grow significantly in 2025 as we invest to support our AI research and product development efforts.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2024 mostly consisted of $21.31 billion for repurchases of our Class A common stock, $6.37 billion of taxes paid related to net share settlement of RSUs, and $2.54 billion of cash dividends paid for our common stock. The increase in cash used in financing activities during the six months ended June 30, 2024, compared to the same period in 2023, was driven by increases in repurchases of our Class A common stock, taxes paid related to net share settlement of RSUs, and quarterly dividend payments that began in March 2024. In addition, the increase was also driven by net proceeds from debt offerings which took place in May 2023.

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our investments in infrastructure and AI initiatives, share repurchases and dividend payments for at least the next 12 months and thereafter for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating lease obligations mostly include offices, data centers and colocations. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations. Our contractual commitments are primarily related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

As of June 30, 2024, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $18.50 billion. These notes were issued in multiple series, which mature from 2027 through 2063. Short-term and long-term future interest payments obligations as of June 30, 2024 were $848 million and $15.97 billion, respectively.

Capital Return Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the six months ended June 30, 2024, we repurchased and subsequently retired 47 million shares of our Class A common stock for an aggregate amount of $20.95 billion. As of June 30, 2024, $60.10 billion remained available and authorized for repurchases.

During the six months ended June 30, 2024, we paid two quarterly cash dividends of $0.50 per share of Class A and Class B common stock, totaling to $2.54 billion. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend on our outstanding common stock.

Taxes

Cash paid for income taxes was $6.56 billion during the six months ended June 30, 2024. As of June 30, 2024, we had taxes payable of $718 million related to a one-time transition tax payable incurred as a result of the Tax Act, which is due within one year.

Our long-term income taxes include $7.90 billion related to the uncertain tax positions as of June 30, 2024. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the six months ended June 30, 2024. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability theories. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, and similar statutes in non-EU countries, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

In some instances, particularly with novel legal and factual claims, new regulatory regimes or statutes that have not previously been enforced, or where the nature or type of enforcement pursued against us is novel, it can be very difficult to assess the likelihood or extent of potential liabilities, including the nature and extent of injunctive or other non-monetary relief and the applicability and amount of any fines or penalties. While we have identified below certain matters that we believe to be material, there can be no assurance that additional material losses or limitations on our activities will not result from claims that have not yet been asserted or are not yet determined to be material.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024 and the underlying appeal is fully briefed with our reply brief filed on July 12, 2024. Oral argument has not been scheduled.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the district court entered an agreed order requiring the FTC to file its anticipated renewed motion to dismiss by August 14, 2024. On July 18, 2024, we filed an unopposed motion to stay the appeal of the district court's denial of our motion for preliminary injunction pending resolution of the FTC's renewed motion to dismiss. On July 24, 2024, the circuit court granted the motion for a stay. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing that the Order to Show Cause proceeding was legally improper. We filed a reply to the FTC's response on July 18, 2024 and expect the FTC to schedule oral argument on these legal issues. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the

European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we are implementing steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, safety and consumer protection, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

On February 14, 2022, the State of Texas filed a lawsuit against us in Texas state court (Texas v. Meta Platforms, Inc.) alleging that "tag suggestions" and other uses of facial recognition technology violate the Texas Capture or Use of Biometric Identifiers Act and the Texas Deceptive Trade Practices-Consumer Protection Act, and seeking statutory damages and injunctive relief. On July 29, 2024, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $1.4 billion by us. On July 30, 2024, the court entered judgment, dismissing the case.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. We are currently in discovery and litigating class certification in the cases that are most advanced.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. Briefing on the motions for summary judgment will conclude on August 9, 2024. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

In March 2024, the European Commission opened an investigation into the compliance of our “subscription for no ads” consent model with requirements under Article 5(2) of the Digital Markets Act. The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements, and indicated that it will conclude its investigation by March 2025.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. On June 10, 2024, the U.S. Supreme Court granted in part our petition for writ of certiorari.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations, have filed public nuisance claims in the United States and/or Canada based on similar allegations. On October 6, 2022, these U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA) as well as violations of state laws concerning consumer protection, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety impacts on users, particularly younger users. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc. and Chabon, et al. v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. These cases have all been consolidated into Kadrey, et al. v. Meta Platforms, Inc.

In the first quarter of 2024, the U.S. Supreme Court heard argument in Vivek H. Murthy, Surgeon General, et al. v. Missouri, et al., on the question of whether federal government officials violated the First Amendment in their communications with the company and others related to content moderation practices, and heard argument in Netchoice, et al. v. Paxton and Moody, et al. v. Netchoice et al., regarding the application of the First Amendment relating to content moderation on tech platforms. As to Murthy, a majority of the Supreme Court decided the case on plaintiffs' standing, declining to rule on the First Amendment questions. As to NetChoice, the Supreme Court unanimously vacated the intermediate appellate court decisions, remanding the cases back to the lower courts. Although we are not a party in these actions, the ultimate resolution of the lawsuits could impact our business.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook.

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
Risks Related to Government Regulation and Enforcement
•government restrictions on access to Facebook or our other products, or other actions that impair our ability to sell or deliver advertising, in their countries;
•complex and evolving U.S. and foreign privacy, data use, data combination, data protection, content, competition, consumer protection, and other laws and regulations, including the General Data Protection Regulation (GDPR), Digital Markets Act (DMA), Digital Services Act (DSA), and the UK Digital Markets, Competition and Consumer Act (DMCC);
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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, the DMCC, U.S. state privacy and youth social media laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), Arkansas Social Media Safety Act, Florida Digital Bill of Rights, Ohio Parental Notification Act, Utah Social Media Regulation Act, or other laws, regulations, or regulatory actions, or otherwise;
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
•reductions of advertising by marketers due to our efforts to implement or enforce advertising policies that protect the security and integrity of our platform or that we believe are needed to comply with global content, security, or integrity obligations;

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
•the effectiveness of our ad targeting or degree to which users consent to, opt out of, or reduce the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, CCPA, DMA, DMCC, other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in November 2023, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the EU, EEA, and Switzerland);
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Several recently enacted U.S. state privacy laws, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, and the Oregon Consumer Privacy Act, are introducing additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws.

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

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. We also recently commenced implementation of default end-to-end encryption across our messaging services on Facebook and Instagram, which has been subject to governmental and regulatory scrutiny in multiple jurisdictions. For example, the Nevada Attorney General is seeking to enjoin our offering of default end-to-end encryption on Messenger for all Nevada residents under the age of 18.

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

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, cybersecurity, export controls, and data protection laws to AI and/or are considering general legal frameworks on AI (such as the recently passed EU AI Act). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

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

We are also developing AI technology that we make available via open source, commercial, and non-commercial license agreements to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks including spear phishing attacks, data privacy violations, other activities that threaten people's safety or well-being on- or offline, or to develop competing technologies. While we may mitigate certain risks associated with the improper use of our AI models through both technical measures and the inclusion of contractual restrictions on third-party use in any agreement between us and any third party, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability.

It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations or other regulatory developments regarding the use of AI, including restrictions around the collection and use of data, may adversely affect our ability to develop and use AI or subject us to legal liability.
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
We incur significant expenses in operating our business, and some of our investments, particularly our investments in Reality Labs as well as our artificial intelligence initiatives, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

We incur significant expenses in operating our business, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including AI and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content review. We have previously undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2023 overall operating profit by approximately

$16.12 billion, and we expect our Reality Labs investments and operating losses to increase meaningfully in 2024. If our investments are not successful longer-term, our business and financial performance will be harmed.
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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, employment, contingent workers, activities on our platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of biometric technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the six months ended June 30, 2024, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $1.48 billion and our effective income tax rate by five percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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
Risks Related to Government Regulation and Enforcement
Actions by governments that restrict access to Facebook or our other products in their countries, censor or moderate content on our products in their countries, or otherwise impair our ability to sell or deliver advertising in their countries, could substantially harm our business and financial results.

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

It is also possible that government authorities could take action that impairs our ability to sell or deliver advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a small number of resellers serving advertisers based in China, and it is possible that the Chinese, United States, or other government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, safety and consumer protection, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data combination, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, these U.S. and foreign laws and regulations may impose different obligations from each other and create the potential for significant fines to be imposed.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, regulators continue to enforce guidance concerning the ePrivacy Directive's requirements regarding the use of cookies and similar technologies, and may impose specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August

2023, imposes certain restrictions and requirements for our products and services and subjects us to increased compliance costs, and includes significant penalties for non-compliance. The interpretation and enforcement of the DMA and the DSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as India and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions. Legislative proposals in Europe, Asia-Pacific, and other jurisdictions may also subject us to new requirements relating to allegedly fraudulent activities by third parties on our platform, which could cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users in such transactions. In addition, the Province of British Columbia is considering a bill that, if passed, would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

We are also subject to disclosure, reporting, and diligence requirements regarding our social and environmental risks and initiatives. There has been increased focus on these initiatives by many regulators, investors, and other stakeholders and any actual or perceived failure by us to comply with applicable federal, state, local or international laws and regulations could result in legal and regulatory proceedings against us and materially and adversely affect our business, financial condition, and results of operations.

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
We have been and remain subject to regulatory and other government investigations, enforcement actions, and settlements, and we expect to continue to be subject to such proceedings and other inquiries in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiry and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the

IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have ended the availability of news content for Canadian users on Facebook and Instagram. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation or investigations may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, or other technical malfunctions; employee, contractor, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including open source software and the operating systems and browsers which users rely on to run our applications and access our systems), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. For example, in September 2018, we announced our discovery of a third-party cyber-attack that exploited a vulnerability in Facebook's code to steal user access tokens and access certain profile information from user accounts on Facebook. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $531.49 through June 30, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2024	2,045	$440.00	2,045	$65,495
May 1 - 31, 2024	10,818	$464.31	10,818	$60,472
June 1 - 30, 2024	793	$474.40	793	$60,096
Total	13,656		13,656
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

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On April 26, 2024, Peggy Alford, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to $1.5 million worth of shares of our Class A common stock. The plan will terminate on January 27, 2025, subject to early termination for certain specified events set forth in the plan.

On April 26, 2024, Christopher K. Cox, our Chief Product Officer, entered into a trading plan that provides for the sale of an aggregate of 30,000 shares of our Class A common stock. The plan will terminate on July 25, 2025, subject to early termination for certain specified events set forth in the plan.

On May 12, 2024, Nick Clegg, our President, Global Affairs, entered into a trading plan that provides for the sale of an aggregate of 7,528 shares of our Class A common stock and all of the net shares received during the duration of the plan pursuant to Mr. Clegg’s outstanding equity awards and any future equity grants. The plan will terminate on May 16, 2025, subject to early termination for certain specified events set forth in the plan.

On May 28, 2024, Susan Li, our Chief Financial Officer, terminated her previously reported trading plan adopted on May 13, 2023 (Previous Plan). As of the termination of the Previous Plan, 75,311 shares of our Class A common stock had been sold under the plan. The adoption and subsequent termination of the Previous Plan each occurred during an open company trading window and in accordance with the company’s policies. On May 28, 2024, Ms. Li entered into a new trading plan that provides for the sale of an aggregate of 14,376 shares of our Class A common stock and all of the net shares received during the duration of the plan pursuant to Ms. Li and her spouse’s outstanding equity awards and any future equity award grants. The plan will terminate on November 25, 2024, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).					X

10.1+	Fourth Amendment to the 2012 Equity Incentive Plan.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of July 2024.

META PLATFORMS, INC.

Date: July 31, 2024	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2024	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)