Form 10-Q
period 2024-09-30
Meta Platforms, Inc.
filed 2024-10-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,180,000,871	shares outstanding as of October 25, 2024
Class B Common Stock	$0.000006 par value	344,487,662	shares outstanding as of October 25, 2024

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,852	$41,862
Marketable securities	27,048	23,541
Accounts receivable, net	14,700	16,169
Prepaid expenses and other current assets	5,467	3,793
Total current assets	91,067	85,365
Non-marketable equity securities	6,071	6,141
Property and equipment, net	112,162	96,587
Operating lease right-of-use assets	14,812	13,294
Goodwill	20,654	20,654
Other assets	11,642	7,582
Total assets	$256,408	$229,623

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,656	$4,849
Operating lease liabilities, current	2,016	1,623
Accrued expenses and other current liabilities	23,658	25,488
Total current liabilities	33,330	31,960
Operating lease liabilities, non-current	18,208	17,226
Long-term debt	28,823	18,385
Long-term income taxes	9,171	7,514
Other liabilities	2,347	1,370
Total liabilities	91,879	76,455
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,180 million and 2,211 million shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively; 4,141 million Class B shares authorized, 344 million and 350 million shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	80,749	73,253
Accumulated other comprehensive loss	(1,192)	(2,155)
Retained earnings	84,972	82,070
Total stockholders' equity	164,529	153,168
Total liabilities and stockholders' equity	$256,408	$229,623
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$40,589	$34,146	$116,116	$94,791
Costs and expenses:
Cost of revenue	7,375	6,210	21,322	18,264
Research and development	11,177	9,241	31,693	27,966
Marketing and sales	2,822	2,877	8,107	9,075
General and administrative	1,865	2,070	8,978	9,119
Total costs and expenses	23,239	20,398	70,100	64,424
Income from operations	17,350	13,748	46,016	30,367
Interest and other income, net	472	272	1,095	254
Income before provision for income taxes	17,822	14,020	47,111	30,621
Provision for income taxes	2,134	2,437	5,589	5,540
Net income	$15,688	$11,583	$41,522	$25,081
Earnings per share:
Basic	$6.20	$4.50	$16.37	$9.73
Diluted	$6.03	$4.39	$15.88	$9.56
Weighted-average shares used to compute earnings per share:
Basic	2,529	2,576	2,536	2,577
Diluted	2,600	2,641	2,615	2,623
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,688	$11,583	$41,522	$25,081
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	937	(533)	243	(322)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	566	83	720	296
Comprehensive income	$17,191	$11,133	$42,485	$25,055
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024						Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,533	$—	$78,270	$(2,695)	$81,188	$156,763	2,573	$—	$69,159	$(3,106)	$67,980	$134,033
Issuance of common stock	16	—	—	—	—	—	17	—	—	—	—	—
Shares withheld related to net share settlement	(7)	—	(1,776)	—	(1,768)	(3,544)	(7)	—	(1,427)	—	(660)	(2,087)
Share-based compensation	—	—	4,250	—	—	4,250	—	—	3,492	—	—	3,492
Share repurchases	(18)	—	—	—	(8,856)	(8,856)	(12)	—	—	—	(3,698)	(3,698)
Dividends and dividend equivalents declared ($0.50 per share) (1)	—	—	—	—	(1,280)	(1,280)	—	—	—	—	—	—
Other	—	—	5	—	—	5	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	1,503	—	1,503	—	—	—	(450)	—	(450)
Net income	—	—	—	—	15,688	15,688	—	—	—	—	11,583	11,583
Balances at end of period	2,524	$—	$80,749	$(1,192)	$84,972	$164,529	2,571	$—	$71,224	$(3,556)	$75,205	$142,873

	Nine Months Ended September 30, 2024						Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,561	$—	$73,253	$(2,155)	$82,070	$153,168	2,614	$—	$64,444	$(3,530)	$64,799	$125,713
Issuance of common stock	49	—	—	—	—	—	49	—	—	—	—	—
Shares withheld related to net share settlement	(21)	—	(4,937)	—	(4,976)	(9,913)	(20)	—	(3,823)	—	(966)	(4,789)
Share-based compensation	—	—	12,428	—	—	12,428	—	—	10,603	—	—	10,603
Share repurchases	(65)	—	—	—	(29,807)	(29,807)	(72)	—	—	—	(13,709)	(13,709)
Dividends and dividend equivalents declared ($1.50 per share) (1)	—	—	—	—	(3,837)	(3,837)	—	—	—	—	—	—
Other	—	—	5	—	—	5	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	963	—	963	—	—	—	(26)	—	(26)
Net income	—	—	—	—	41,522	41,522	—	—	—	—	25,081	25,081
Balances at end of period	2,524	$—	$80,749	$(1,192)	$84,972	$164,529	2,571	$—	$71,224	$(3,556)	$75,205	$142,873
____________________________________
(1)Our dividend program began in the first quarter of 2024.

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$41,522	$25,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,038	8,006
Share-based compensation	12,428	10,603
Deferred income taxes	(3,406)	1,292
Impairment charges for facilities consolidation, net	288	1,342
Other	(82)	278
Changes in assets and liabilities:
Accounts receivable	1,493	444
Prepaid expenses and other current assets	(168)	(141)
Other assets	(70)	31
Accounts payable	(195)	(543)
Accrued expenses and other current liabilities	(1,199)	5,355
Other liabilities	1,691	(39)
Net cash provided by operating activities	63,340	51,709
Cash flows from investing activities
Purchases of property and equipment, net	(22,831)	(19,453)
Purchases of marketable debt securities	(14,644)	(1,810)
Sales and maturities of marketable debt securities	11,972	3,825
Acquisitions of businesses and intangible assets	(261)	(565)
Other investing activities	112	(20)
Net cash used in investing activities	(25,652)	(18,023)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(9,913)	(4,789)
Repurchases of Class A common stock	(30,125)	(13,832)
Payments for dividends and dividend equivalents	(3,802)	—
Proceeds from issuance of long-term debt, net	10,432	8,455
Principal payments on finance leases	(1,558)	(751)
Other financing activities	(350)	(182)
Net cash used in financing activities	(35,316)	(11,099)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(72)	(283)
Net increase in cash, cash equivalents, and restricted cash	2,300	22,304
Cash, cash equivalents, and restricted cash at beginning of the period	42,827	15,596
Cash, cash equivalents, and restricted cash at end of the period	$45,127	$37,900

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$43,852	$36,890
Restricted cash, included in prepaid expenses and other current assets	90	152
Restricted cash, included in other assets	1,185	858
Total cash, cash equivalents, and restricted cash	$45,127	$37,900

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow data
Cash paid for income taxes, net	$8,326	$2,016
Cash paid for interest, net of amounts capitalized	$356	$302
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$7,217	$4,506
Acquisition of businesses and intangible assets in accrued expenses and other current liabilities and other liabilities	$186	$182
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$122
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

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advertising	$39,885	$33,643	$113,850	$93,242
Other revenue	434	293	1,203	724
Family of Apps	40,319	33,936	115,053	93,966
Reality Labs	270	210	1,063	825
Total revenue	$40,589	$34,146	$116,116	$94,791

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States and Canada	$15,619	$12,908	$43,906	$36,761
Europe (1)	9,205	7,578	26,762	21,852
Asia-Pacific	11,243	9,790	32,522	25,634
Rest of World	4,522	3,870	12,926	10,544
Total revenue	$40,589	$34,146	$116,116	$94,791
____________________________________
(1)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Our total deferred revenue was $732 million and $675 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we expect $704 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. These measures included a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). We completed the data center initiatives and employee layoff in 2023. As of September 30, 2024, we have substantially completed the facilities consolidation initiatives.

A summary of our 2022 Restructuring pre-tax charges, including subsequent adjustments, is as follows (in millions):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	Facilities Consolidation	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$1	$25	$—	$(12)	$13
Research and development	5	228	2	—	230
Marketing and sales	1	54	1	—	55
General and administrative	1	45	1	—	46
Total	$8	$352	$4	$(12)	$344
____________________________________
(1)Relates to changes in estimates in our data center restructuring charges recorded during 2022.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	Facilities Consolidation	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets (1)	Total
Cost of revenue	$24	$92	$—	$(232)	$(140)
Research and development	191	871	(9)	—	862
Marketing and sales	42	233	(1)	—	232
General and administrative	38	210	(16)	—	194
Total	$295	$1,406	$(26)	$(232)	$1,148
____________________________________
(1)Relates to changes in estimates in our data center restructuring charges recorded during 2022.

	Plan to Date
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$355	$—	$1,116	$1,471
Research and development	3,083	399	—	3,482
Marketing and sales	842	233	—	1,075
General and administrative	816	316	—	1,132
Total	$5,096	$948	$1,116	$7,160

The 2022 Restructuring charges recorded to date under our FoA and RL segments were $6.07 billion and $1.09 billion, respectively.

Note 4. Earnings per Share

The holders of our Class A and Class B common stock (together, "common stock") have identical liquidation and dividend rights but different voting rights. Accordingly, we present the earnings per share (EPS) for Class A and Class B common stock together.

Basic EPS is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of fully diluted common stock outstanding and assumes the conversion of our Class B common stock to Class A common stock.

For the three and nine months ended September 30, 2024, Class A common stock equivalent of restricted stock units (RSUs) that were excluded from the diluted EPS calculation were not material. For the three and nine months ended September 30, 2023, RSUs with an anti-dilutive effect were 5 million and 21 million shares, respectively.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (2)	2024	2023 (2)
Basic EPS:
Numerator
Distributed earnings	$1,263	$—	$3,802	$—
Undistributed earnings	14,425	11,583	37,720	25,081
Net income	$15,688	$11,583	$41,522	$25,081
Denominator
Shares used in computation of basic EPS (1)	2,529	2,576	2,536	2,577
Basic EPS	$6.20	$4.50	$16.37	$9.73
Diluted EPS:
Numerator
Net income for diluted EPS	$15,688	$11,583	$41,522	$25,081
Denominator
Shares used in computation of basic EPS	2,529	2,576	2,536	2,577
Weighted-average effect of dilutive RSUs	71	65	79	46
Shares used in computation of diluted EPS	2,600	2,641	2,615	2,623
Diluted EPS	$6.03	$4.39	$15.88	$9.56
____________________________________
(1)Includes 2,184 million and 2,226 million shares of Class A common stock and 345 million and 350 million shares of Class B common stock, for the three months ended September 30, 2024 and 2023, respectively, and 2,190 million and 2,222 million shares of Class A common stock and 346 million and 355 million shares of Class B common stock, for the nine months ended September 30, 2024 and 2023, respectively.
(2)The prior period EPS for Class A and Class B common stock has been presented together to conform with current period presentation, which had no impact on our previously reported basic or diluted EPS.

We declared and paid quarterly cash dividends totaling $0.50 and $1.50 for each share of common stock during the three and nine months ended September 30, 2024, respectively. Total dividends and dividend equivalents paid were $1.09 billion and $3.28 billion for Class A common stock, and $172 million and $519 million for Class B common stock, during the three and nine months ended September 30, 2024, respectively. EPS for Class B common stock is not presented separately as under the two-class method Class A and Class B EPS is not meaningfully different.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,529
Cash equivalents:
Money market funds	36,172	$36,172	$—	$—
U.S. government and agency securities	696	696	—	—
Time deposits	290	—	290	—
Corporate debt securities	165	—	165	—
Total cash and cash equivalents	43,852	36,868	455	—
Marketable securities:
U.S. government securities	11,314	11,314	—	—
U.S. government agency securities	2,998	2,998	—	—
Corporate debt securities	12,736	—	12,736	—
Total marketable securities	27,048	14,312	12,736	—
Restricted cash equivalents	1,153	1,153	—	—
Other assets	102	—	—	102
Total	$72,155	$52,333	$13,191	$102

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,265
Cash equivalents:
Money market funds	32,910	$32,910	$—	$—
U.S. government and agency securities	2,206	2,206	—	—
Time deposits	261	—	261	—
Corporate debt securities	220	—	220	—
Total cash and cash equivalents	41,862	35,116	481	—
Marketable securities:
U.S. government securities	8,439	8,439	—	—
U.S. government agency securities	3,498	3,498	—	—
Corporate debt securities	11,604	—	11,604	—
Total marketable securities	23,541	11,937	11,604	—
Restricted cash equivalents	857	857	—	—
Other assets	101	—	—	101
Total	$66,361	$47,910	$12,085	$101

Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,140	$(2)	$4,744	$(126)	$5,884	$(128)
U.S. government agency securities	123	—	2,407	(63)	2,530	(63)
Corporate debt securities	504	(1)	7,031	(209)	7,535	(210)
Total	$1,767	$(3)	$14,182	$(398)	$15,949	$(401)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$336	$(1)	$7,041	$(275)	$7,377	$(276)
U.S. government agency securities	71	—	3,225	(164)	3,296	(164)
Corporate debt securities	647	(3)	10,125	(491)	10,772	(494)
Total	$1,054	$(4)	$20,391	$(930)	$21,445	$(934)

The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of September 30, 2024 and December 31, 2023.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

September 30, 2024
Due within one year	$7,546
Due after one year to five years	19,502
Total	$27,048

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. During the three and nine months ended September 30, 2024 and 2023, changes in the fair value recorded for these non-marketable equity securities were not material.
Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative or equity method (in millions):

	September 30, 2024	December 31, 2023
Non-marketable equity securities under measurement alternative:
Initial cost	$6,341	$6,389
Cumulative upward adjustments	300	293
Cumulative impairment/downward adjustments	(623)	(599)
Carrying value	6,018	6,083
Non-marketable equity securities under equity method	53	58
Total	$6,071	$6,141

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2024	December 31, 2023
Land	$2,114	$2,080
Servers and network assets	62,931	46,838
Buildings	45,392	37,961
Leasehold improvements	7,246	6,972
Equipment and other	6,929	7,416
Finance lease right-of-use assets	5,103	4,185
Construction in progress	23,301	24,269
Property and equipment, gross	153,016	129,721
Less: Accumulated depreciation	(40,854)	(33,134)
Property and equipment, net	$112,162	$96,587

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expenses on property and equipment were $3.96 billion and $2.83 billion for the three months ended September 30, 2024 and 2023, respectively, and $10.88 billion and $7.88 billion for the nine months ended September 30, 2024 and 2023, respectively. Within property and equipment, our servers and network assets depreciation expenses were $2.97 billion and $1.94 billion for the three months ended September 30, 2024 and 2023, respectively, and $7.96 billion and $5.16 billion for the nine months ended September 30, 2024 and 2023, respectively.

Note 8. Leases

The following tables summarize the components of operating lease costs and supplemental lease information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$609	$487	$1,733	$1,560
Variable lease cost and other	$218	$163	$621	$399

	Nine Months Ended September 30,
	2024	2023
Supplemental lease information:
Operating cash flows for operating leases	$2,079	$1,685
Operating lease liabilities arising from obtaining right-of-use assets	$2,900	$3,042

We also recorded impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts of $8 million and $179 million for the three months ended September 30, 2024 and 2023, respectively, and $291 million and $990 million for the nine months ended September 30, 2024 and 2023, respectively. For additional information, see Note 3 — Restructuring.

As of September 30, 2024, future undiscounted lease payments under operating leases were $25.59 billion, with a weighted average remaining lease term of 11.4 years. As of September 30, 2024, we have additional operating leases, that have not yet commenced, with lease obligations of approximately $18.49 billion, mostly for data centers and colocations. These operating leases will commence between the remainder of 2024 and 2029 with lease terms of greater than one year to 25 years.
Note 9. Goodwill and Intangible Assets

As of September 30, 2024 and December 31, 2023, the total carrying amount of goodwill was $20.65 billion, of which $19.25 billion was allocated to our FoA segment and $1.41 billion was allocated to our RL segment.

The following table sets forth the major categories of the intangible assets and their weighted‑average remaining useful lives (in millions):

		September 30, 2024			December 31, 2023
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$445	$(225)	$220	$478	$(182)	$296
Acquired patents	3.8	304	(207)	97	287	(233)	54
Other	2.9	273	(42)	231	28	(15)	13
Total finite-lived assets		1,022	(474)	548	793	(430)	363
Total indefinite-lived assets	N/A	425	—	425	425	—	425
Total intangible assets		$1,447	$(474)	$973	$1,218	$(430)	$788

Note 10. Long-term Debt

In August 2024, we issued an aggregate of $10.50 billion of fixed-rate senior unsecured notes in five series. As of September 30, 2024 and December 31, 2023, we had $29.0 billion and $18.50 billion of fixed-rate senior unsecured notes (the Notes), respectively. The following table summarizes the Notes and the carrying amount of our debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2024	December 31, 2023
August 2022 Notes:	2027 - 2062	3.50% - 4.65%	3.63% - 4.71%	$10,000	$10,000
May 2023 Notes:	2028 - 2063	4.60% - 5.75%	4.68% - 5.79%	8,500	8,500
August 2024 Notes:	2029 - 2064	4.30% - 5.55%	4.42% - 5.60%	10,500	—
Total face amount of long-term debt				29,000	18,500
Unamortized discount and issuance costs, net				(177)	(115)
Long-term debt				$28,823	$18,385

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the Notes was $200 million and $440 million for the three and nine months ended September 30, 2024, respectively, and $132 million and $291 million for the three and nine months ended September 30, 2023, respectively.

The total estimated fair value of our outstanding Notes was $29.53 billion and $18.48 billion as of September 30, 2024 and December 31, 2023, respectively. The fair value was determined based on the quoted prices for the Notes as of September 30, 2024 and December 31, 2023, respectively, and is categorized accordingly as Level 2 in the fair value hierarchy.

As of September 30, 2024, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2024 through 2026	$—
2027	2,750
2028	1,500
2029	1,000
Thereafter	23,750
Total outstanding Notes	$29,000
Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	September 30, 2024	December 31, 2023
Legal-related accruals (1)	$7,480	$6,592
Accrued compensation and benefits	5,458	6,659
Accrued taxes	2,703	3,655
Accrued property and equipment	2,312	2,213
Other current liabilities	5,705	6,369
Total	$23,658	$25,488
____________________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

Note 12. Commitments and Contingencies

Contractual Commitments

We have $32.14 billion of non-cancelable contractual commitments as of September 30, 2024, which are mostly related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of September 30, 2024 (in millions):

The remainder of 2024	$11,321
2025	16,466
2026	1,022
2027	366
2028	208
Thereafter	2,756
Total	$32,139

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. We enter into these agreements in order to secure energy prices. Using the expected volume consumption, the total estimated spend related to our renewable energy agreements as of September 30, 2024 is approximately $18.01 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024) and the objection is fully briefed, with the hearing date to be scheduled. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. Trial in the New Mexico Attorney General's case is scheduled to begin on May 12, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on April 2, 2025.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024 and the underlying appeal is fully briefed. Oral argument has been scheduled for November 5, 2024.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which is fully briefed as of October 18, 2024. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC has scheduled oral argument before the Commissioners on those issues for November 12, 2024. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. Briefing on the motions for summary judgment concluded on August 9, 2024. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and is scheduled to hear oral argument on November 6, 2024.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages (Ohio Pub. Empl. Ret. Sys. v. Meta Platforms, Inc.). On September 30, 2024, the court dismissed certain claims with leave to amend, but determined certain claims regarding content enforcement practices and user well-being could proceed against us and certain of our current and former directors and officers.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations, have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, these U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024.

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

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams, in other parts of the world.

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. We disagree with the claims staff is considering and believe an enforcement action is unwarranted, and have responded through the NORA process. The result of the NORA process is uncertain at this time, but if the Director authorizes an action against us, the CFPB could file a lawsuit in the near-term and seek financial penalties and equitable relief.

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

Note 13. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases under this program. In January 2024, an additional $50 billion of repurchases was authorized under this program. During the nine months ended September 30, 2024, we repurchased and subsequently retired 65 million shares of our Class A common stock for an aggregate amount of $29.81 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of September 30, 2024, $51.28 billion remained available and authorized for repurchases.

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

Dividend

Beginning in February 2024, our board of directors declared quarterly cash dividends of $0.50 per share to the holders of our Class A and Class B common stock. RSUs granted on or after March 1, 2024 under our 2012 Equity Incentive Plan (Amended 2012 Plan), which was most recently amended in May 2024, are entitled to dividend equivalent rights. During the three and nine months ended September 30, 2024, total dividend and dividend equivalent payments were $1.09 billion and $3.28 billion for Class A common stock, and $172 million and $519 million for Class B common stock, respectively.

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

Share-based Compensation Plan

As of September 30, 2024, there were 477 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$266	$183	$775	$536
Research and development	3,486	2,881	10,178	8,635
Marketing and sales	260	219	773	727
General and administrative	238	209	702	705
Total share-based compensation expense	$4,250	$3,492	$12,428	$10,603

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	149,062	$209.85
Granted	45,343	$501.88
Vested	(48,916)	$245.36
Forfeited	(8,142)	$246.92
Unvested at September 30, 2024	137,347	$291.41

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2024 and 2023 was $8.53 billion and $5.23 billion, respectively, and $23.99 billion and $11.97 billion during the nine months ended September 30, 2024 and 2023, respectively. The income tax benefit recognized related to awards vested during the three months ended September 30, 2024 and 2023 was $1.81 billion and $1.11 billion, respectively, and $5.08 billion and $2.55 billion during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $37.76 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 14. Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter, including excess tax benefits or shortfall tax expenses from share-based compensation and changes in unrecognized tax benefits. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the U.S. tax benefits from foreign derived intangible income, and the effects of tax law changes.

Our gross unrecognized tax benefits were $14.13 billion and $11.67 billion as of September 30, 2024 and December 31, 2023, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of September 30, 2024 were realized in a future period, this would result in a tax benefit of $9.45 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.00 billion and $1.48 billion as of September 30, 2024 and December 31, 2023, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in Accounting Standards Codification (ASC) 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of September 30, 2024, we have not resolved these matters and proceedings continue in the Tax Court.

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

The following table sets forth our segment information of revenue and income (loss) from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Family of Apps	$40,319	$33,936	$115,053	$93,966
Reality Labs	270	210	1,063	825
Total revenue	$40,589	$34,146	$116,116	$94,791

Income (loss) from operations:
Family of Apps	$21,778	$17,490	$58,778	$41,841
Reality Labs	(4,428)	(3,742)	(12,762)	(11,474)
Total income from operations	$17,350	$13,748	$46,016	$30,367
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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2024 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the third quarter of 2024 are set forth below. Total revenue for the third quarter of 2024 was $40.59 billion, an increase of 19% compared to the third quarter of 2023, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 20% compared to the third quarter of 2023. Ad impressions delivered across our Family of Apps in the third quarter of 2024 increased 7% year-over-year, and our average price per ad in the third quarter of 2024 increased 11% year-over-year.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change
	2024	2023		2024	2023		2024	2023

	(in millions, except percentages)
Revenue	$40,319	$33,936	19%	$270	$210	29%	$40,589	$34,146	19%
Costs and expenses	18,541	16,446	13%	4,698	3,952	19%	23,239	20,398	14%
Income (loss) from operations	$21,778	$17,490	25%	$(4,428)	$(3,742)	(18)%	$17,350	$13,748	26%
Operating margin	54%	52%		(1,640)%	(1,782)%		43%	40%

•Net income was $15.69 billion, with diluted earnings per share (EPS) of $6.03 for the three months ended September 30, 2024.
•Capital expenditures, including principal payments on finance leases, were $9.20 billion for the three months ended September 30, 2024.
•Share repurchases were $8.86 billion of our Class A common stock and total dividend and dividend equivalent payments were $1.26 billion for the three months ended September 30, 2024.
•Cash, cash equivalents, and marketable securities were $70.90 billion as of September 30, 2024.
•Long-term debt was $28.82 billion as of September 30, 2024.
•Effective tax rate was 12% for the three months ended September 30, 2024.
•Headcount was 72,404 as of September 30, 2024, an increase of 9% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.29 billion on average for September 2024, an increase of 5% year-over-year.
•Ad impressions delivered across our Family of Apps in the third quarter of 2024 increased by 7% year-over-year.
•Average price per ad in the third quarter of 2024 increased by 11% year-over-year.

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

In addition, we maintain advertising policies to protect the security and integrity of our platform and comply with global content, security, and integrity obligations. Our ongoing efforts to enhance enforcement against ads and marketers which violate our advertising policies adversely affect our revenue, and we expect that the continued enhancement of such efforts will have an impact on our revenue in the future, which may be material.

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, high interest rates, and related market uncertainty, which has led to reduced marketer spending. While we saw improvement in business and macroeconomic conditions in recent periods, continued business, macroeconomic, and geopolitical uncertainty remains, which could impact our financial results in future periods. In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. While Reels is growing in usage, it monetizes at a lower rate than our Feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time. For example, in connection with the war in Ukraine, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which continued to adversely affect user growth and engagement in the third quarter of 2024. These trends adversely affected advertising revenue in the third quarter of 2024, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our operating efficiency, while still remaining focused on investing in significant opportunities. In the nine months ended September 30, 2024, 80% of our total costs and expenses were recognized in FoA and 20% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

We are also making significant investments in our metaverse efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies for the metaverse. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products for the metaverse that may only be fully realized in the next decade. During the nine months ended September 30, 2024, our RL segment reduced our overall operating profit by approximately $12.76 billion, and we continue to expect our RL operating losses to increase meaningfully in 2024. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our metaverse efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific and Rest of World. In the third quarter of 2024, revenue increased by 16% in United States & Canada, 22% in Europe, 19% in Asia-Pacific, and 24% in Rest of World, in each case relative to the same period in 2023.

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
2.93
2.96
3.02
3.07
3.14
3.19
3.24
3.27
3.29
Sep 30 2022
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024

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

Worldwide DAP increased 5% to 3.29 billion on average during September 2024 from 3.14 billion during September 2023.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$9.44	$10.68	$9.47	$10.42	$10.93	$12.33	$11.20	$11.89	$12.29

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the third quarter of 2024, worldwide ARPP was $12.29, an increase of 12% from the third quarter of 2023.

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

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and Ray-Ban Meta, and related software and content.

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

Marketing and sales. Marketing and sales expenses consist mainly of marketing and promotional expenses as well as payroll and related expenses which include share-based compensation for our employees engaged in sales, sales support, marketing, business development, and customer service functions. Our marketing and sales expenses also include professional services such as content reviewers to support our community and product operations; and restructuring charges.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$40,589	$34,146	$116,116	$94,791
Costs and expenses:
Cost of revenue	7,375	6,210	21,322	18,264
Research and development	11,177	9,241	31,693	27,966
Marketing and sales	2,822	2,877	8,107	9,075
General and administrative	1,865	2,070	8,978	9,119
Total costs and expenses	23,239	20,398	70,100	64,424
Income from operations	17,350	13,748	46,016	30,367
Interest and other income, net	472	272	1,095	254
Income before provision for income taxes	17,822	14,020	47,111	30,621
Provision for income taxes	2,134	2,437	5,589	5,540
Net income	$15,688	$11,583	$41,522	$25,081

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	18	18	19
Research and development	28	27	27	30
Marketing and sales	7	8	7	10
General and administrative	5	6	8	10
Total costs and expenses	57	60	60	68
Income from operations	43	40	40	32
Interest and other income, net	1	1	1	—
Income before provision for income taxes	44	41	41	32
Provision for income taxes	5	7	5	6
Net income	39%	34%	36%	26%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Advertising	$39,885	$33,643	19%	$113,850	$93,242	22%
Other revenue	434	293	48%	1,203	724	66%
Family of Apps	40,319	33,936	19%	115,053	93,966	22%
Reality Labs	270	210	29%	1,063	825	29%
Total revenue	$40,589	$34,146	19%	$116,116	$94,791	22%

Family of Apps

FoA revenue in the three and nine months ended September 30, 2024 increased $6.38 billion, or 19%, and $21.09 billion, or 22%, respectively, compared to the same periods in 2023. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and nine months ended September 30, 2024 increased $6.24 billion, or 19%, and $20.61 billion, or 22%, respectively, compared to the same periods in 2023 due to increases in ad impressions delivered and average price per ad. During the three and nine months ended September 30, 2024, ad impressions delivered increased by 7% and 12%, respectively, year-over-year, as compared with increases of 31% and 30%, respectively, in the same periods in 2023 as ad impressions grew in all regions, especially in Asia-Pacific and Rest of World. The increases in ad impressions delivered were mostly driven by an increase in users and their engagement on our products. During the three and nine months ended September 30, 2024, the average price per ad increased by 11% and 9%, respectively, year-over-year, as compared with decreases of 6% and 13%, respectively, in the same periods in 2023. The increases in average price per ad were driven by an increase in advertising demand which we believe is primarily due to ongoing improvements to our ad performance from our ad targeting and measurement tools. These increases were partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Third Quarter Results." In addition, year-over-year advertising revenue growth during the nine months ended September 30, 2024 was mainly driven by increases in marketer spending in online commerce, entertainment and media, and consumer packaged goods. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and nine months ended September 30, 2024 increased $141 million, or 48%, and $479 million, or 66%, respectively, compared to the same periods in 2023. The increases were primarily driven by WhatsApp Business Platform revenue.

Reality Labs

RL revenue in the three and nine months ended September 30, 2024 increased $60 million and $238 million, respectively, or 29% in both periods, compared to the same periods in 2023. The increases in RL revenue were mostly due to increases in our consumer hardware products sold.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the three and nine months ended September 30, 2024 compared to the same periods in 2023. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended September 30, 2024, our total revenue and advertising revenue would have been $41.13 billion and $40.42 billion, which were $544 million and $538 million higher than actual total revenue and advertising revenue, respectively. Using these constant rates, for the nine months ended September 30, 2024, our total revenue and advertising revenue would have been $116.92 billion and $114.65 billion, which were $809 million and $799 million higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Cost of revenue	$7,375	$6,210	19%	$21,322	$18,264	17%
Percentage of revenue	18%	18%		18%	19%

Cost of revenue in the three and nine months ended September 30, 2024 increased $1.17 billion, or 19%, and $3.06 billion, or 17%, respectively, compared to the same periods in 2023. The increases were primarily due to increases in operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense.

See Note 7 — Property and Equipment in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding depreciation expense.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Research and development	$11,177	$9,241	21%	$31,693	$27,966	13%
Percentage of revenue	28%	27%		27%	30%

Research and development expenses in the three and nine months ended September 30, 2024 increased $1.94 billion, or 21%, and $3.73 billion, or 13%, respectively, compared to the same periods in 2023. The increases were mostly due to higher payroll and related expenses as well as infrastructure costs for research and development, partially offset by lower restructuring charges.

The higher payroll and related expenses were mainly from a 12% growth in employee headcount from September 30, 2023 to September 30, 2024 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Marketing and sales	$2,822	$2,877	(2)%	$8,107	$9,075	(11)%
Percentage of revenue	7%	8%		7%	10%

Marketing and sales expenses in the three and nine months ended September 30, 2024 decreased $55 million, or 2%, and $968 million, or 11%, respectively, compared to the same periods in 2023. The decreases were mainly due to lower restructuring charges. To a lesser extent, lower professional services and payroll and related expenses also contributed to the decrease in the nine months ended September 30, 2024.

See Note 3 — Restructuring in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
General and administrative	$1,865	$2,070	(10)%	$8,978	$9,119	(2)%
Percentage of revenue	5%	6%		8%	10%

General and administrative expenses in the three months ended September 30, 2024 decreased $205 million, or 10%, compared to the same period in 2023. The decrease was primarily due to lower legal-related costs.

General and administrative expenses in the nine months ended September 30, 2024 decreased $141 million, or 2%, compared to the same period in 2023. The decrease was mostly due to lower restructuring charges, partially offset by an increase in other taxes.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges and legal-related costs, respectively.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Family of Apps	$21,778	$17,490	25%	$58,778	$41,841	40%
Reality Labs	(4,428)	(3,742)	(18)%	(12,762)	(11,474)	(11)%
Total income from operations	$17,350	$13,748	26%	$46,016	$30,367	52%

Family of Apps

FoA income from operations in the three and nine months ended September 30, 2024 increased $4.29 billion, or 25%, and $16.94 billion, or 40%, respectively, compared to the same periods in 2023. The increases in FoA income from operations were driven by higher advertising revenue which was partially offset by increases in costs and expenses. The increases in costs and expenses were primarily due to increases in operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense, and payroll and related costs, partially offset by lower restructuring charges. Additionally, in the three months ended September 30, 2024, the increases were also partially offset by lower legal-related costs.

Reality Labs

RL loss from operations in the three and nine months ended September 30, 2024 increased $686 million, or 18%, and $1.29 billion, or 11%, respectively, compared to the same periods in 2023, driven by increases in RL costs and expenses. RL costs and expenses increased mostly due to increases in payroll and related expenses and infrastructure costs.

See Note 3 — Restructuring, Note 7 — Property and Equipment, and Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding restructuring charges, depreciation expense, and legal-related costs, respectively.

Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Interest income	$661	$534	24%	$1,786	$1,051	70%
Interest expense	(208)	(139)	(50)%	(464)	(310)	(50)%
Foreign currency exchange gain (loss), net	11	(98)	111%	(305)	(305)	—%
Other income (expense), net	8	(25)	132%	78	(182)	143%
Interest and other income, net	$472	$272	74%	$1,095	$254	331%

Interest and other income, net in the three and nine months ended September 30, 2024 increased $200 million and $841 million, respectively, compared to the same periods in 2023. The increases in interest income were due to a combination of higher balances and interest rates, compared to the same periods in 2023.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Provision for income taxes	$2,134	$2,437	(12)%	$5,589	$5,540	1%
Effective tax rate	12%	17%		12%	18%

Our provision for income taxes in the three months ended September 30, 2024 decreased $303 million, or 12%, compared to the same period in 2023, due to a decrease in the effective tax rate, partially offset by an increase in income before provision for income taxes. Our provision for income taxes in the nine months ended September 30, 2024 increased $49 million, or 1%, compared to the same period in 2023, due to an increase in income before provision for income taxes, offset by a decrease in the effective tax rate.

Our effective tax rate decreased in the three and nine months ended September 30, 2024 compared to the same periods in 2023, mostly due to excess tax benefits recognized from share-based compensation and an increase in research tax credits.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the October 25, 2024 price, and absent any changes to our tax landscape, we expect our effective tax rate for the fourth quarter of 2024 to be in the low-teens. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2024, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2024 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2024 could be higher when compared to current law and our cash tax liabilities could be lower.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $70.90 billion as of September 30, 2024, an increase of $5.50 billion from December 31, 2023. The increase was mostly due to $63.34 billion of cash generated from operations and $10.43 billion of net proceeds from the issuance of fixed-rate senior unsecured notes in August 2024. These increases were offset by our capital returns of $33.93 billion for repurchases of our Class A common stock and payments of dividends and dividend equivalents, $24.39 billion for capital expenditures, including principal payments on finance leases, and $9.91 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.

The following table presents our cash flows (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$63,340	$51,709
Net cash used in investing activities	$(25,652)	$(18,023)
Net cash used in financing activities	$(35,316)	$(11,099)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2024 mostly consisted of $41.52 billion net income adjusted for certain non-cash items, such as $12.43 billion of share-based compensation expense, and $11.04 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the nine months ended September 30, 2024, compared to the same period in 2023, was due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher cash paid for income taxes and other operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 mostly consisted of $22.83 billion of net purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure and $2.67 billion of net purchases of marketable debt securities. The increase in cash used in investing activities during the nine months ended September 30, 2024, compared to the same period in 2023, was mostly due to increases in net purchases of marketable debt securities and property and equipment.

We anticipate making capital expenditures of approximately $38 billion to $40 billion in 2024 and continue to expect significant capital expenditures growth in 2025.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2024 mostly consisted of $30.12 billion for repurchases of our Class A common stock, $9.91 billion of taxes paid related to net share settlement of RSUs, and $3.80 billion of payments of dividends and dividend equivalents, partially offset by $10.43 billion of net proceeds from the issuance of additional notes in August 2024. The increase in cash used in financing activities during the nine months ended September 30, 2024, compared to the same period in 2023, was mostly due to increases in our capital returns of $16.29 billion for repurchases of our Class A common stock and $3.80 billion for quarterly dividend payments that began in March 2024. In addition, the increase was also driven by higher taxes paid related to net share settlement of RSUs.

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

Leases and Contractual Commitments

Our operating lease obligations mostly include data centers, offices and colocations. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations. Our contractual commitments are mostly related to our investments in servers, network infrastructure, and consumer hardware products in Reality Labs.

Long-term Debt

As of September 30, 2024, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $29.0 billion. These notes were issued in multiple series, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of September 30, 2024 were $1.39 billion and $28.33 billion, respectively.

Capital Return Program

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the nine months ended September 30, 2024, we repurchased and subsequently retired 65 million shares of our Class A common stock for an aggregate amount of $29.81 billion. As of September 30, 2024, $51.28 billion remained available and authorized for repurchases.

We paid three quarterly cash dividends and dividend equivalents of $0.50 per share of Class A and Class B common stock, totaling to $3.80 billion during the nine months ended September 30, 2024. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay quarterly cash dividends and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $8.33 billion during the nine months ended September 30, 2024. As of September 30, 2024, we had taxes payable of $718 million related to a one-time transition tax payable incurred as a result of the Tax Act, which is due within one year.

Our long-term income taxes include $9.17 billion related to the uncertain tax positions as of September 30, 2024. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the nine months ended September 30, 2024. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability theories. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, EU AI Act and similar statutes in non-EU countries such as the UK Digital Markets, Competition and Consumer Act, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024) and the objection is fully briefed, with the hearing date to be scheduled. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. Trial in the New Mexico Attorney General's case is scheduled to begin on May 12, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on April 2, 2025.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024 and the underlying appeal is fully briefed. Oral argument has been scheduled for November 5, 2024.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which is fully briefed as of October 18, 2024. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC has scheduled oral argument before the Commissioners on those issues for November 12, 2024. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we have implemented steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. Briefing on the motions for summary judgment concluded on August 9, 2024. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules.

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

On February 6, 2019, the German Federal Cartel Office (FCO) issued an antitrust injunction order claiming that our terms and policies on data sharing across our apps, and collection from third-party websites via our business tools, breached European data protection principles and German competition law. We brought a lawsuit seeking to invalidate the order on February 11, 2019. In October 2024, we agreed to a final suite of implementation measures with the FCO and withdrew our lawsuit.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and is scheduled to hear oral argument on November 6, 2024.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages (Ohio Pub. Empl. Ret. Sys. v. Meta Platforms, Inc.). On September 30, 2024, the court dismissed certain claims with leave to amend, but determined certain claims regarding content enforcement practices and user well-being could proceed against us and certain of our current and former directors and officers.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations, have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, these U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety impacts on users, particularly younger users. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024.

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

In the first quarter of 2024, the U.S. Supreme Court heard argument in Vivek H. Murthy, Surgeon General, et al. v. Missouri, et al., on the question of whether federal government officials violated the First Amendment in their communications with the company and others related to content moderation practices, and heard argument in Netchoice, et al. v. Paxton and Moody, et al. v. Netchoice et al., regarding the application of the First Amendment relating to content moderation on tech platforms. As to Murthy, a majority of the Supreme Court decided the case on plaintiffs' standing, declining to rule on the First Amendment questions, and sending the case back down to the lower courts where it remains pending. As to NetChoice, the Supreme Court unanimously vacated the intermediate appellate court decisions, remanding the cases back to the lower courts. Although we are not a party in these actions, the ultimate resolution of the lawsuits could impact our business.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams, in other parts of the world.

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. We disagree with the claims staff is considering and believe an enforcement action is unwarranted, and have responded through the NORA process. The result of the NORA process is uncertain at this time, but if the Director authorizes an action against us, the CFPB could file a lawsuit in the near-term and seek financial penalties and equitable relief.

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
•complex and evolving U.S. and foreign privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, and other laws and regulations, including the General Data Protection Regulation (GDPR), Digital Markets Act (DMA), Digital Services Act (DSA), Artificial Intelligence Act (EU AI Act), and the UK Digital Markets, Competition and Consumer Act (DMCC);
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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, the DMCC, U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), youth social media laws, or other laws, regulations, or regulatory actions, or otherwise;
•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or otherwise objectionable content, or users feel their experience is diminished as a result of our efforts to protect the security and integrity of our platform;
•we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or we take, or fail to take, actions to enforce our policies, that result in our removal of users from our platform or are perceived negatively by our users or the general public, including as a result of decisions or recommendations from the independent Oversight Board regarding content on our platform;
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
•adverse litigation, government actions, or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact certain advertisers' ability to advertise on our platform or our ability to deliver, target, or measure the effectiveness of advertising;
•user behavior or product changes that may reduce traffic to features or products that we monetize at a higher rate, such as our Feed and Stories products, including as a result of increased usage of our Reels or other video or messaging products;
•reductions of advertising due to our efforts to implement or enforce advertising policies that protect the security and integrity of our platform or that we believe are needed to comply with global content, security, or integrity obligations;
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
•reductions of advertising by marketers due to illegal, illicit, or otherwise objectionable content made available on our products by third parties, questions about our user data practices or the security of our platform, concerns about brand safety or potential legal liability, or uncertainty regarding regulatory developments or their own legal and compliance obligations, including with respect to artificial intelligence;
•the effectiveness of our ad targeting or degree to which users consent to, opt out of, or reduce the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, DMA, DMCC, U.S. state privacy laws including the CCPA, and other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in November 2023, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the EU, EEA, and Switzerland);
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

From time to time, certain of these factors have adversely affected our advertising revenue to varying degrees. The occurrence of any of these or other factors in the future, including our enforcement efforts, could result in a reduction in marketer spend or demand for our ads, which may reduce the prices we receive for our ads, could cause marketers to stop advertising with us altogether, or could otherwise negatively affect our revenue and financial results, and could be material.
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Other U.S. state privacy laws, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, and the Oregon Consumer Privacy Act, are introducing additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws.

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

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. Our efforts to implement default end-to-end encryption across our messaging services on Facebook and Instagram have been subject to governmental and regulatory scrutiny in multiple jurisdictions. For example, the Nevada Attorney General is seeking to enjoin our offering of default end-to-end encryption on Messenger for all Nevada residents under the age of 18.

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

Further, we face significant competition from other companies that are developing their own AI features and technologies. Other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment and other technical and physical infrastructure, such as processing hardware, network capacity, computing power, and related energy requirements, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

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
•the enforcement of our advertising policies, including the removal of ads and marketers from our platform;
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
•costs related to our privacy, safety, security, and content and advertising review and enforcement efforts, including as a result of implementing changes to our practices, whether voluntarily, in connection with laws, regulations, regulatory actions, or decisions or recommendations from the independent Oversight Board, or otherwise;
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

We incur significant expenses in operating our business, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including AI and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content and advertising review and enforcement. We have previously undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our efforts related to building the metaverse. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2023 overall operating profit by approximately $16.12 billion, and we expect our Reality Labs investments and operating losses to increase meaningfully in 2024. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks. The manufacturing of our consumer hardware products depends on a small number of third parties, often with significant operations in a single region such as Asia. We have experienced, and may in the future experience, supply or labor shortages, strikes or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments or non-state actors (including international conflicts that could result in tariffs, sanctions, export controls, and other measures that restrict international trade) that subject us to supply shortages, increased costs, or supply chain or logistics disruptions.

We also require the suppliers and business partners of our consumer hardware products to comply with laws and certain company policies regarding sourcing practices and standards on labor, trade compliance, health and safety, the environment, and business ethics, but we do not control them or their practices and standards and have experienced violations of these requirements from time to time. If any supplier or business partner violates laws, fails to implement changes in accordance with newly enacted laws, or implements practices or standards regarded as unethical, corrupt, or non-compliant, we could experience supply chain disruptions, government action or fines, canceled orders, or damage to our reputation.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the nine months ended September 30, 2024, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $2.30 billion and our effective income tax rate by five percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

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

On March 25, 2022, the European Union and United States announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF). On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a “qualifying state” under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the “Data Privacy Framework List,” maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. DPF. The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we have implemented steps to comply with the above corrective orders following engagement with the IDPC. The EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the EU, EEA, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August

2023, imposes certain restrictions and requirements for our products and services and subjects us to increased compliance costs, and includes significant penalties for non-compliance. The interpretation and enforcement of the DMA and the DSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, Utah, Texas, California, and Florida, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes has been enjoined as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with these statutes by their respective effective dates. Legislative proposals and evolving interpretation of existing laws in Europe, Asia-Pacific, and other jurisdictions may also subject us to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation, and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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
Compliance with our FTC consent order, the GDPR, U.S. state privacy laws, youth social media laws, the ePrivacy Directive, the DMA, the DSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as U.S. state privacy laws, youth social media laws, the ePrivacy Directive, DMA, DSA, EU AI Act, the Korean Personal Information Protection Act, and the Indian Digital Personal Data Protection Act. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we are subject to restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement.

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

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR, U.S. state privacy laws, youth social media laws, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims and government and regulatory inquiries relating to information or content that is published or made available on our products, including claims, inquiries, and investigations relating to our policies, algorithms, and enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, on- or offline safety and well-being (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, illegal gaming, and other fraudulent or otherwise illegal activity), products liability, consumer protection, and breach of contract, among others. For example, over the last several years we have seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. In addition, we have been subject to litigation alleging that our ad targeting and delivery practices constitute violations of anti-discrimination laws.

The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which the EU member states have since implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. Additionally, Brazil has an intermediary liability framework limiting liability for third-party content, which has been challenged as unconstitutional and is under review by the Brazilian Supreme Court. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

We have experienced, and expect to continue to experience, intentional misuse of our services and user data by third parties, as well as other undesirable, illicit, or high-risk activity on our platform. We are making significant investments in privacy, safety, security, and content and advertising review efforts to combat these activities, including investigations and audits of platform applications, as well as other enforcement efforts. We have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable or illicit activity by third parties. We will not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, government authorities, the media, or other third parties.

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of hacked, false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, surveillance, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. From time to time we are unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $577.40 through September 30, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2024	4,731	$466.70	4,731	$57,888
August 1 - 31, 2024	7,062	$504.21	7,062	$54,328
September 1 - 30, 2024	5,979	$509.99	5,979	$51,278
Total	17,772		17,772
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

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On August 9, 2024, Mark Zuckerberg, our founder, Chairman, and Chief Executive Officer entered into a trading plan that provides for the sale of an aggregate of up to 518,004 shares of our Class A common stock and 1,704,522 shares of our Class B common stock held by entities affiliated with Mr. Zuckerberg. The plan will terminate on May 23, 2025, subject to early termination for certain specified events set forth in the plan.

On August 17, 2024, Javier Olivan, our Chief Operating Officer, entered into a trading plan that provides for the sale of 75.14% of all of the net shares received during the duration of the plan pursuant to Mr. Olivan's outstanding equity awards and any future equity award grants. The plan will terminate on February 13, 2026, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws.	8-K	001-35551	3.1	September 10, 2024

4.1	Third Supplemental Indenture, dated as of August 9, 2024, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2024

10.1*	Form of Director Aircraft Time Sharing Agreement.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of October 2024.

META PLATFORMS, INC.

Date: October 30, 2024	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2024	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)