Form 10-K
period 2024-12-31
Meta Platforms, Inc.
filed 2025-01-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $1,103 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 24, 2025, the registrant had 2,189,898,148 shares of Class A common stock and 343,761,117 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2024, we estimated that less than 3% of our worldwide DAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to continue to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

PART I

Item 1.Business

Overview

Our mission is to build the future of human connection and the technology that makes it possible.

We build technology that helps people connect and share, find and build communities, and grow businesses. Our products enable people to connect and share with friends and family through mobile devices, personal computers, virtual reality (VR) and mixed reality (MR) headsets, augmented reality (AR), and wearables. We also help people discover and learn about what is going on in the world around them, enable people to share their experiences, ideas, photos, videos, and other content with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products. Meta is moving our offerings beyond 2D screens toward immersive experiences like augmented, mixed, and virtual reality to help build the next computing platform. Our vision does not center on any single product, but rather an entire ecosystem of experiences, devices, and new technologies. While the metaverse is in the very early stages of its development, we believe it will become the next computing platform and the future of social interaction.

Across our work, we are innovating in artificial intelligence (AI) technologies to build new experiences that help make our platform more social, useful, and immersive. Our AI investments support initiatives across our products and services, helping power the systems that rank content in our apps, our discovery engine that recommends relevant content, the tools advertisers use to reach customers, the development of new generative AI experiences, and the tools that make our product development more efficient and productive. For example, Meta AI is an assistant that's available across our apps, on Ray-Ban Meta AI glasses and on the web. It's designed to help people learn, get things done, create content, and connect with others to make the most of every moment.

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

We invest in our business based on our company priorities. In 2025, we intend to focus on several key investment areas: generative AI, our discovery engine, the metaverse and wearables, Threads, monetization of our products and services, platform integrity and community support, and infrastructure capacity.

The majority of our investments are directed toward developing our family of apps. In 2024, 79% of our total costs and expenses were recognized in FoA and 21% were recognized in RL. Our FoA investments were $75.25 billion in 2024 and include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our metaverse and wearables efforts. This includes developing virtual, mixed, and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our total RL investments were $19.88 billion in 2024 and include expenses relating to headcount and technology development across these efforts. These are fundamentally new technologies that we expect will evolve as the next computing platform develops, and many products may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the next computing platform will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our efforts to build the next computing platform is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Family of Apps Products

•Facebook. Facebook helps give people the power to build community and bring the world closer together. It's a place for people to share life's moments and discuss what's happening, nurture and build relationships, discover and connect to people with shared interests, and create economic opportunity. They can do this through Feed, Reels, Stories, Groups, Marketplace, and more.

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

Reality Labs Products

Many of our Reality Labs investments are directed toward long-term, cutting edge research and development for products that are not on the market today and may only be fully realized in the next decade. This includes exploring new technologies such as neural interfaces using electromyography, which lets people control their devices using neuromuscular signals, as well as innovations in AI and hardware to help build next-generation interfaces. In the near term, we are continuing to develop early metaverse and wearables products and experiences that help people feel connected, anytime, anywhere.

Our metaverse efforts include our VR, MR, and social platform initiatives. Our current product offerings in VR include our Meta Quest devices, as well as software and content available through the Meta Horizon Store, which enable a range of social experiences that allow people to defy physical distance while engaging in gaming, fitness, entertainment, and more. To drive greater adoption and acceptance of VR we have introduced MR capabilities, which allow users to experience the immersion and presence of VR while still being grounded in the physical world, through our Meta Quest devices.

Our wearables efforts include our AR initiatives. We have continued to advance our roadmap to include additional AI-enabled offerings such as the Ray-Ban Meta AI glasses, which feature Meta AI, our advanced conversational assistant, as well as other features such as hands-free interaction. As we continue our long-term efforts to bring AR glasses to market, in 2024 we also unveiled our Orion prototype, a pair of true AR glasses that overlay content on top of the physical world. It does this with an industry-leading field of view and in glasses form factor for comfortable wear.

In general, while all of these investments are part of our long-term initiative to help build the next computing platform, our metaverse efforts also include notable shorter-term projects developing specific products and services to go to market, whereas our wearables efforts are primarily directed toward longer-term research and development projects. For example, in 2025, we expect to spend approximately 50% of our Reality Labs operating expenses on our wearables initiatives, and the remaining 50% on our metaverse initiatives. We apply significant judgment in estimating this expense breakdown as there are certain shared costs across product lines, and our expectations are subject to change, including as the next computing platform and our business strategies evolve. In particular, we regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and augmented, mixed, and virtual reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to innovate through the development and application of AI and other new technologies as well as efforts to develop the metaverse.

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

We also believe in the power of open source innovation and have released our Llama models, consisting of state-of-the-art foundation models that are available for researchers and developers to use and build upon. By making our Llama models openly available, we aim to accelerate AI research and development, improve our own products, and to foster collaboration and innovation within the broader tech community.

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

For our RL products, our sales and operations efforts utilize third-party sales channels such as retailers, resellers, and our direct-to-consumer channel, Meta.com. These efforts are focused on driving consumer and enterprise sales and adoption of our Meta Quest portfolio of products and Ray-Ban Meta AI glasses.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data combination, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, these U.S. and foreign laws and regulations may impose different obligations from each other and create the potential for significant fines to be imposed.

These U.S. federal and state, EU, and other international laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation concerning the manner in which we display content to our users, moderate content, provide our services to younger users, or are able to use data in various ways, including for advertising, or otherwise relating to content that is made available on our products, have in the past and could in the future adversely affect user growth and engagement, affect the manner in which we provide our services, or adversely affect our financial results, including by imposing significant fines that increasingly may be calculated based on global revenue. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. In addition, there have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections available to online platforms under Section 230, and any such changes may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect our business and financial results.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the GDPR, and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, Digital Markets Act (DMA), and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024, reflecting its preliminary view that our model does not comply with such requirements, and indicated that it will conclude its investigation in March 2025. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are expected to be less relevant and effective than our premium ad offerings. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the Digital Services Act (DSA), which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. The interpretation and enforcement of the DMA and the DSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions may restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, Utah, Texas, California, and Florida, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We may face similar challenges in light of recent legislation in Australia which imposes a social media ban for users under 16 years old that is expected to be effective by December 2025, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not create user accounts. Legislative proposals and evolving interpretation of existing laws in Europe, Asia-Pacific, and other jurisdictions may also subject us to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions.

We are and expect to continue to be, the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into with the U.S. Federal Trade Commission (FTC), which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business (including changes to our products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Human Capital

At Meta, everything we do is about helping people feel connected and closer, and we are proud of our unique company culture.

We had a global workforce of 74,067 employees as of December 31, 2024, and we have offices in more than 90 cities around the world. We are committed to fostering an enriching environment for our workforce and we are focused on supporting our people in doing the best work of their careers. We offer competitive compensation and a wide range of benefits, including many learning and development resources.

From time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, we have previously undertaken cost reduction efforts such as scaling back budgets, reducing company perks, shrinking our real estate footprint, and employee layoffs and restructurings. We make it a priority to treat outgoing employees with respect and provide a generous severance package. For U.S. employees, that includes severance payments, payment for all remaining paid time off, and restricted stock unit vesting through their last day on payroll, as well as certain continuing coverage of the cost of healthcare for employees and their families, career services with an external vendor, and immigration support. We offer similar support for outgoing employees outside of the United States while taking into account local employment laws.

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

Compensation, Benefits, Health, and Well-being

We offer competitive compensation to attract and retain the best people, and we help care for our people so they can focus on our mission. Our employees' total compensation package includes market-competitive salary, bonuses or sales incentives, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants because we want them to be owners of the company and committed to our long-term success. We have conducted pay equity analyses for many years, and continue to be committed to pay equity. For example, in September 2024, we announced that we continue to have pay equity for gender globally and ethnicity in the United States.

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

The Strength of Our Workforce and People Processes

In early 2025, we announced changes to our diversity programs in light of the shifting legal and policy landscape. We will continue to work to build an inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve.

We want our products to work for people around the world and we need to grow and keep the best talent in order to do that. We remain committed to having a skilled, inclusive and diverse workforce with a broad range of knowledge, skills, political views, backgrounds, and perspectives because we believe cognitive diversity fuels innovation. To aid in this effort, we have taken steps to reduce bias in our people processes and tooling, including our hiring processes and performance management systems.

Corporate Information

We were incorporated in Delaware in July 2004. We completed our initial public offering in May 2012 and our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol "META." Our principal executive offices are located at 1 Meta Way, Menlo Park, California 94025, and our telephone number is (650) 543-4800.

Meta, the Meta logo, Meta Quest, Meta Horizon, Facebook, Instagram, WhatsApp, Reels, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Meta Platforms, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.atmeta.com when such reports are available on the SEC's website. We use our investor.atmeta.com and about.fb.com/news/ websites as well as Mark Zuckerberg's Facebook Page (www.facebook.com/zuck), Instagram account (www.instagram.com/zuck), and Threads profile (www.threads.net/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•acquisitions and our ability to successfully integrate our acquisitions;
Risks Related to Government Regulation and Enforcement
•government restrictions on access to Facebook or our other products, or other actions that impair our ability to sell or deliver advertising, in their countries;
•complex and evolving U.S. and foreign privacy, data use, data combination, data protection, content and content moderation, competition, youth, safety, consumer protection, advertising, and other laws and regulations, including the General Data Protection Regulation (GDPR), Digital Markets Act (DMA), Digital Services Act (DSA), Artificial Intelligence Act (EU AI Act), and the UK Digital Markets, Competition and Consumer Act (DMCC);
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
•limitations on our ability to deliver ads to users under the age of 18 and, in some cases, to continue to offer certain products or services to certain cohorts of users, whether voluntarily, as a result of new laws, regulations, or government actions in the United States and other jurisdictions, or otherwise;
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
•the effectiveness of our ad targeting or degree to which users consent to, opt out of, or reduce the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, DMA, DMCC, U.S. state privacy laws including the CCPA, and other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the European Union, European Economic Area, and Switzerland, and subsequently in November 2024 provided users in those regions who elect to continue receiving our services free-of-charge, supported by ads, an option to see less personalized ads);
•the degree to which users cease or reduce the number of times they engage with our ads;
•changes in the way advertising on mobile devices or on personal computers is measured or priced;
•the success of technologies designed to block the display of ads or ad measurement tools;
•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and
•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies, which in turn can have broader effects in other regions (for example, the war in Ukraine and service restrictions imposed by the Russian government have adversely affected our advertising business in Europe and other regions, and advertiser spending also can be subject to adverse effects from conflicts in the Middle East or the implementation of tariffs by the United States, China, or other governments).

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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Other U.S. state privacy laws, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, and the Oregon Consumer Privacy Act, are introducing additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are expected to be less relevant and effective than our premium ad offerings.

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

The substantial majority of our revenue is generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads have adversely affected, and could in the future adversely affect, the usage of our products and monetization on mobile devices. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS that limit our ability to target and measure ads effectively, while expanding their own advertising business. In addition, Google previously proposed phasing out third-party cookies in its Chrome browser. We expect that any similar changes to Apple's, Google's, or other browser or mobile platforms will further limit our ability to target and measure the effectiveness of ads and impact monetization. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, products, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers, mobile carriers, and browser developers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed. We have experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that we do not control, and any such occurrences in the future may negatively impact our user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect our business and financial results.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual, augmented, and mixed reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we continue to launch new AI features on our products, including support for new modalities, conversational AIs, stickers and photos, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

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

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, cybersecurity, export controls, and data protection laws to AI and/or are considering general legal frameworks on AI (such as the recently passed EU AI Act). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adapt to new legal frameworks, and adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

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
We may not be successful in our Reality Labs strategy and investments, which could adversely affect our business, reputation, or financial results.

Our Reality Labs efforts include our metaverse and wearables initiatives. We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life, and we are directing our efforts toward innovations in AI, wearables, and devices to help build next-generation interfaces. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have relatively limited experience with consumer hardware products and virtual, augmented, and mixed reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. For example, some of our consumer hardware products depend on the ability to operate with third-party mobile platforms and these platforms do not necessarily provide our products with the same levels of interoperability that they provide to their own competing products. In addition, our Reality Labs efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual, augmented, and mixed reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our Reality Labs efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, AI, competition, content regulation, tariffs, export controls, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our Reality Labs strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
If we are not able to maintain and enhance our brands, our ability to maintain or expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to maintaining and expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products, terms of service, or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, generative AI, younger users, and other issues, including actions or decisions in connection with elections or geopolitical events, which has adversely affected, and may in the future adversely affect, our reputation and brands. For example, in January 2025, we announced certain changes to our content policies and enforcement efforts to further free expression on our platform and mitigate over-enforcement of certain of our content policies. Beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of content on our services, or to practices by advertisers or developers, that are illegal, illicit, or in violation of our policies, or fail to otherwise enforce our policies, address objectionable content or practices on our services, or address other user concerns, which has occurred in the past and which could erode confidence in our brands.

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

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies that develop and deliver consumer hardware and augmented, mixed, and virtual reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to innovate through the development and application of AI and other new technologies, as well as efforts to develop the metaverse.

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
•our ability to attract, retain, and motivate talented employees, particularly specialized technical personnel including software engineers, designers, and product managers;
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

We are subject to the risk of public health crises such as pandemics, earthquakes, adverse weather conditions, other natural disasters, terrorism, geopolitical conflict, other physical security threats, power loss, cyber-attacks, and other catastrophic events and crises. For example, the COVID-19 pandemic previously significantly impacted our business and results of operations. In particular, the pandemic led to volatility in the demand for and pricing of our advertising services at various points throughout the pandemic, and we may experience similar effects in the future as a result of the pandemic or other catastrophic events. Such events also expose our business, operations, and workforce to a variety of other risks, including: volatility in the size of our user base and user engagement; delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages; significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future; illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements. Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.
We incur significant expenses in operating our business, and some of our investments, particularly our investments in our artificial intelligence initiatives as well as Reality Labs, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

We incur significant expenses in operating our business, and we expect our expenses to continue to increase in the future as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, as we continue to invest in new and unproven technologies, including AI and machine learning, and as we continue our efforts to focus on privacy, safety, security, and content and advertising review and enforcement. We have previously undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-

term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We are also continuing to increase our investments in new platforms and technologies, including as part of our metaverse and wearables efforts. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2024 overall operating profit by approximately $17.73 billion, and we expect our Reality Labs investments and operating losses to increase in 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.
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

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. In the fourth quarter of 2024, we estimated that less than 3% of our worldwide DAP consisted solely of violating accounts. Such estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have limited visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one account that does not constitute a violating account. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to continue to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

Our employee headcount and the scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2022 and 2023, we announced several initiatives, including restructurings, employee layoffs, and measures to scale down our office facilities. These efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. For example, we could face delays or challenges with product development, other business and strategic initiatives, or legal and regulatory compliance, as well as other disruptions to our operations. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Any of these developments could negatively affect our business, reputation, or financial results.
We have significant international operations, which subject us to increased business, economic, and legal risks that could affect our financial results.

We have significant international operations. We currently make our Family products available in a total of more than 100 different languages, and we have offices or data centers in approximately 40 different countries. We may enter new international regions where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally, but some or all of our products or functionality may not be available in certain regions due to legal and regulatory complexities. For example, several of our products are not generally available in China. We also outsource certain operational functions to third parties globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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
•enhanced difficulty in reviewing content on our platform and enforcing our community standards, terms of service, and other policies across different languages and countries;
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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our consumer hardware products, which subjects us to a number of risks. The manufacturing of our consumer hardware products depends on a small number of third parties, often with significant operations in a single region such as Asia. We have experienced, and may in the future experience, supply or labor shortages, strikes or other disruptions in logistics and the supply chain, which could result in shipping delays and negatively impact our operations, product development, and sales. We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing or supply constraints, or other reasons), or make adverse changes in the pricing or other material terms of such arrangements with them. The manufacturing, distribution, and sale of our consumer hardware products also may be negatively impacted by macroeconomic conditions, geopolitical challenges, trade disputes, or other actions by governments or non-state actors (including international conflicts, tariffs, sanctions, export controls, and other measures that restrict international trade) that subject us to supply shortages, increased costs, or supply chain or logistics disruptions.

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

We are exposed to inventory risks with respect to our consumer hardware products as a result of rapid changes in product cycles and pricing, unsafe or defective merchandise, supply chain disruptions, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our consumer hardware products, higher tariffs that increase consumer prices, and other factors. The demand for our products can also change significantly between the time inventory or components are ordered and the date of sale. While we endeavor to accurately predict these trends and avoid overstocking or understocking consumer hardware products we may sell, from time to time we have experienced difficulties in accurately predicting and meeting the consumer demand for our products. In addition, when we begin selling or manufacturing a new consumer hardware product or enter new international regions, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Any one of the foregoing factors may adversely affect our operating results.
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

Over the last several years, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax regime. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business. There are ongoing OECD negotiations that contemplate an alternative to these proposals, which may proliferate in the absence of multilateral agreement.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in 2024, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $3.22 billion and our effective income tax rate by five percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

It is also possible that government authorities could take action that impairs our ability to sell or deliver advertising, including in countries where access to our consumer-facing products may be blocked or restricted. For example, we generate meaningful revenue from a small number of resellers serving advertisers based in China, and it is possible that the Chinese, United States, or other government could take action that reduces or eliminates our China-based advertising revenue, whether as a result of the trade dispute with the United States, including any tariffs implemented by the United States or China, in response to content issues or information requests in Hong Kong or elsewhere, or for other reasons, or take other action against us, such as imposing taxes or other penalties, which could adversely affect our financial results.

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

These U.S. federal and state, EU, and other international laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation concerning the manner in which we display content to our users, moderate content, provide our services to younger users, or are able to use data in various ways, including for advertising, have in the past and could in the future adversely affect user growth and engagement, affect the manner in which we provide our services, or adversely affect our financial results, including by imposing significant fines that increasingly may be calculated based on global revenue.

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

In addition, we have been managing investigations and lawsuits in India and other jurisdictions regarding the 2021 updates to WhatsApp's terms of service and privacy policy and its sharing of certain data with other Meta products and services, including a lawsuit currently pending before the Supreme Court of India and an order by the Competition Commission of India, which we are appealing. If we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect our ability to provide our services, the manner in which we provide our services or our ability to target ads, which could adversely affect our financial results.

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are expected to be less relevant and effective than our premium ad offerings. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. The interpretation and enforcement of the DMA and the DSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. New legislation or regulatory decisions may restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, Utah, Texas, California, and Florida, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We may face similar challenges in light of recent legislation in Australia which imposes a social media ban for users under 16 years old that is expected to be effective by December 2025, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not create user accounts. Legislative proposals and evolving interpretation of existing laws in Europe, Asia-Pacific, and other jurisdictions may also subject us to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation, and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

We are also subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which relate to many aspects of our business, including with respect to users and advertisers. Such inquiries, investigations, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, messaging services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, beginning in 2019, we became the subject of antitrust inquiries and investigations by the FTC and the U.S. Department of Justice. Beginning in 2020, we became subject to a lawsuit by the FTC alleging that we violated antitrust laws, including by acquiring Instagram in 2012 and WhatsApp in 2014. The complaint seeks a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. In addition, in November 2024, the European Commission issued a fine as a result of its finding that we tied Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to allegations and the release of internal company documents by a former employee.

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

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR, U.S. state privacy laws, youth social media laws, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines or damages (including for loss of control of data without other damage), judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our products or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business and financial results.

We have faced, currently face, and will continue to face claims and government and regulatory inquiries relating to information or content that is published or made available on our products, including claims, inquiries, and investigations relating to our policies, algorithms, and enforcement decisions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, on- or offline safety and well-being (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, illegal gaming, and other fraudulent or otherwise illegal activity), products liability, consumer protection, and breach of contract, among others. For example, over the last several years we have seen an increase in claims brought by younger users related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. In addition, we have been subject to litigation alleging that our ad targeting and delivery practices constitute violations of anti-discrimination laws.

The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which the EU member states have since implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. Additionally, Brazil has an intermediary liability framework limiting liability for third-party content, which has been challenged as unconstitutional and is under review by the Brazilian Supreme Court. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, including electoral-related and AI-generated content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, and potential fines or other penalties in the event of non-compliance, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have ended the availability of news content for Canadian users on Facebook and Instagram. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation or investigations may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

Any of the foregoing events could adversely affect our business and financial results.
Payment-related activities may subject us to additional regulatory requirements, regulatory actions, and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. In addition, we could become subject to new consumer protection laws and regulations that may be adopted or amended, including those related to payments activity as well as sharing, collection, and use of payments-related data. For example, the CFPB issued its anticipated Larger Participant Rule, effective January 2025, allowing the CFPB to conduct supervisory activities over general-use digital consumer payment applications. The Rule, which is under legal challenge by a trade association, could subject certain of our payments products to this authority. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States, the European Economic Area, and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our regulated Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, or other technical malfunctions; employee, contractor, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

We regularly experience such cyber-attacks and other security incidents of varying degrees, and we incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, including the GDPR and EU member state laws implementing the EU Cybersecurity Directive (NIS2), as well as obligations under our modified consent order with the FTC. As a result, government authorities, affected users, or other parties could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches, improper access to or disclosure of data, or other cybersecurity issues, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
Intentional misuse of our services and user data and other undesirable activity by third parties on our platform could adversely affect our business.

We have experienced, and expect to continue to experience, intentional misuse of our services and user data by third parties, as well as other undesirable, illicit, or high-risk activity on our platform. We are making significant investments in privacy, safety, security, and content and advertising review efforts to combat these activities, including investigations and audits of platform applications, as well as other enforcement efforts. We have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of user data or other undesirable or illicit activity by third parties or malfeasant internal actors. We will not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, the allocation of resources to other projects, or other factors, and we may be notified of such incidents or activity by the independent privacy assessor required under our modified consent order with the FTC, government authorities, the media, or other third parties.

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of hacked, false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, surveillance, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. From time to time we are unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents. We may also be subject to increased risk as a result of changes to our content policies and enforcement efforts which we began to implement in January 2025 to further free expression on our platform and mitigate over-enforcement of certain of our content policies.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including open source software and the operating systems and browsers which users rely on to run our applications and access our systems), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error or malfeasance in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $638.40 through December 31, 2024. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

We use a risk management framework based on applicable laws and regulations, and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. However, we may not be successful in fully addressing such areas for remediation or enhancement. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. Our internal audit function provides independent assessment and assurance on the overall operations of our cybersecurity and privacy programs and the supporting control frameworks. These processes support informed risk-based decision-making and prioritization of cybersecurity countermeasures and risk mitigation strategies. Our risk mitigation strategies include a broad variety of technical and operational measures, as well as annual cybersecurity and privacy training for all of our employees.

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

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the audit & risk oversight committee of our board of directors (Audit & Risk Oversight Committee). Our Audit & Risk Oversight Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The privacy & product compliance committee of our board of directors (Privacy & Product Compliance Committee) oversees risks related to privacy and data use, including overseeing compliance with our comprehensive privacy program. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including through the Audit & Risk Oversight Committee and Privacy & Product Compliance Committee.

Our Chief Information Security Officer (CISO), Guy Rosen, leads our cybersecurity program and oversees teams across the company supporting our security functions of identify, prevent, detect, respond, and recover. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions. Mr. Rosen has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Mr. Rosen has served in a number of significant leadership roles at our company since 2013, including oversight of security, safety, and integrity initiatives, and was appointed as our CISO in 2022. Prior to joining our company, Mr. Rosen served in senior leadership, engineering, and operational roles across technology organizations.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2024, we owned and leased approximately 11 million square feet of office and building space for our corporate headquarters and in the surrounding areas, which included approximately two million square feet of unoccupied office and building space that we plan to either sublease, early terminate, or abandon related to our facilities consolidation restructuring efforts. We also owned and leased approximately 62 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in more than 90 cities across North America, Europe, the Middle East, Africa, Asia-Pacific, and Latin America. We own 27 data center locations globally and we also lease some data centers at selected locations.

We believe that our facilities, which are used by both reportable segments, are adequate for our current needs.

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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability theories. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, EU AI Act and similar statutes in non-EU countries such as the UK Digital Markets, Competition and Consumer Act, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages (including for loss of control of data without other damage) and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

In some instances, particularly with novel legal and factual claims, new regulatory regimes or statutes that have not previously been enforced, or where the nature or type of enforcement pursued against us is novel, it can be very difficult to assess the likelihood or extent of potential liabilities, including the nature and extent of injunctive or other non-monetary relief and the applicability and amount of any potential forfeitures, disgorgement, fines or penalties. While we have identified below certain matters that we believe to be material, there can be no assurance that additional material losses or limitations on our activities will not result from claims that have not yet been asserted or are not yet determined to be material.

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection is fully briefed and will be heard on February 7, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal is fully briefed and will be heard on January 30, 2025. Trial in the New Mexico Attorney General's case is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on April 2, 2025.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. The underlying appeal was then briefed and oral argument was held on November 5, 2024. The U.S. Court of Appeals for the District of Columbia Circuit has yet to rule.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. The district court has yet to rule. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC held oral argument before the Commissioners on those issues on November 12, 2024. On January 10, 2025, the Commission issued a decision on certain threshold legal issues, including that the Commission has statutory authority to modify consent orders. The Commission stated that its decision is subject to Meta’s jurisdictional challenges currently pending before the U.S. Court of Appeals for the District of Columbia Circuit in U.S. v. Facebook, Inc., and that the nature and scope of any further administrative proceedings would be addressed at a later date. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we have implemented steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part I, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters" in this Annual Report on Form 10‑K. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC’s motions for summary judgment. Trial is set to begin on April 14, 2025. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers.

In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. On November 18, 2024, the European Commission issued a decision that Meta infringed Article 102 on the Treaty of the Functioning of the European Union in relation to certain alleged business practices relating to Facebook Marketplace and imposed a fine of approximately EUR €798 million. We appealed the European Commission's decision on January 28, 2025.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Beginning in November 2024, counsel for thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. These cases have all been consolidated into Kadrey, et al. v. Meta Platforms, Inc.

In the first quarter of 2024, the U.S. Supreme Court heard argument in Vivek H. Murthy, Surgeon General, et al. v. Missouri, et al., on the question of whether federal government officials violated the First Amendment in their communications with the company and others related to content moderation practices, and heard argument in Netchoice, et al. v. Paxton and Moody, et al. v. Netchoice et al., regarding the application of the First Amendment relating to content moderation on tech platforms. As to Murthy, a majority of the Supreme Court decided the case on plaintiffs' standing, declining to rule on the First Amendment questions, and sending the case back down to the lower courts where the case continues. As to NetChoice, the Supreme Court unanimously vacated the intermediate appellate court decisions, remanding the cases back to the lower courts. Although we are not a party in these actions, the ultimate resolution of the lawsuits and similar others still pending in the federal courts could impact our business.

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

Holders of Record

As of December 31, 2024, there were 2,931 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $585.51 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2024, there were 24 stockholders of record of our Class B common stock.

Dividend Policy

Beginning in February 2024, our board of directors declared a quarterly cash dividend of $0.50 per share to the holders of our Class A and Class B common stock. RSUs granted on or after March 1, 2024 under our 2012 Equity Incentive Plan (Amended 2012 Plan), which was most recently amended in May 2024, are entitled to dividend equivalent rights. During the year ended December 31, 2024, total dividend and dividend equivalent payments were $4.38 billion and $691 million for Class A and Class B common stock, respectively.

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

See Note 13 — Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2024.

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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2024. The annual changes for the five-year period shown in the graph assumes that $100 was invested in our common stock and each index at the market close on the last trading day for the fiscal year ended December 31, 2019, and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return for Meta Platforms, Inc.,

DJINET, S&P 500 and Nasdaq Composite

$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis and free cash flow, which are non-GAAP financial measures. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the full year 2024 using 2023 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. For a full description of our free cash flow non-GAAP measure, see the section entitled "—Liquidity and Capital Resources—Free Cash Flow."

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

Executive Overview of Full Year 2024 Results

Our mission is to build the future of human connection and the technology that makes it possible.

Our financial results and key Family metrics for 2024 are set forth below. Total revenue for 2024 was $164.50 billion, an increase of 22% compared to 2023, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 23% compared to 2023. Ad impressions delivered across our Family of Apps in 2024 increased 11% year-over-year, and our average price per ad increased 10% year-over-year.

Income from operations for 2024 was $69.38 billion, an increase of $22.63 billion, or 48%, compared to 2023, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in operational expenses related to our data centers and technical infrastructure and employee compensation, partially offset by lower restructuring and legal-related costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	% change	2024	2023	% change	2024	2023	% change

	(in millions, except percentages)
Revenue	$162,355	$133,006	22%	$2,146	$1,896	13%	$164,501	$134,902	22%
Costs and expenses	75,246	70,135	7%	19,875	18,016	10%	95,121	88,151	8%
Income (loss) from operations	$87,109	$62,871	39%	$(17,729)	$(16,120)	(10)%	$69,380	$46,751	48%
Operating margin	54%	47%		(826)%	(850)%		42%	35%
•Net income was $62.36 billion, with diluted earnings per share (EPS) of $23.86 for the year ended December 31, 2024.
•Capital expenditures, including principal payments on finance leases, were $39.23 billion for the year ended December 31, 2024.
•Share repurchases of our Class A common stock were $29.75 billion and total dividend and dividend equivalent payments were $5.07 billion for the year ended December 31, 2024.
•Cash, cash equivalents, and marketable securities were $77.81 billion as of December 31, 2024.
•Long-term debt was $28.83 billion as of December 31, 2024.
•Effective tax rate was 12% for the year ended December 31, 2024.
•Headcount was 74,067 as of December 31, 2024, an increase of 10% year-over-year.

Dividend

Beginning in February 2024, we declared and paid four quarterly cash dividends, including dividend equivalents, totaling $2.00 for each share of common stock during the year ended December 31, 2024. Total dividends and dividend equivalents paid were $4.38 billion and $691 million for Class A and Class B common stock, during the year ended December 31, 2024, respectively.

Family of Apps Metrics

•Family daily active people (DAP) was 3.35 billion on average for December 2024, an increase of 5% year-over-year.
•Ad impressions delivered across our Family of Apps increased by 11% year-over-year in 2024.
•Average price per ad increased by 10% year-over-year in 2024.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, European Digital Services Act, Digital Markets Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and an increasing number of laws have been introduced limiting or prohibiting the provision of our services to younger users. We expect these and other developments will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads and may negatively impact our advertising revenue and user engagement. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We subsequently began offering users in the region who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are expected to be less relevant and effective than our premium ad offerings. We are engaging with regulators on our consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. However, we continue to face competition from other products and services within certain demographics, in particular younger users. In addition, while Reels is growing in usage, it monetizes at a lower rate than our Feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time due to geopolitical conditions, which have adversely affected our user growth and engagement. These trends adversely affected advertising revenue in 2024, and we expect will continue to affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We expect to continue to build on the discipline and habits that we developed in 2022 when we initiated several efforts to increase our operating efficiency, while still remaining focused on investing in significant opportunities. In 2024, 79% of our total costs and expenses were recognized in FoA and 21% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

We are also making significant investments in our metaverse and wearables efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. In 2024, our RL segment reduced our overall operating profit by approximately $17.73 billion, and we continue to expect our RL operating losses to increase in 2025. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our RL efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific and Rest of World. In 2024, revenue increased by 18% in United States & Canada, 26% in Europe, 22% in Asia-Pacific, and 31% in Rest of World, in each case relative to 2023.

-

Ad Revenue	Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from WhatsApp Business Platform, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

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
2.96
3.02
3.07
3.14
3.19
3.24
3.27
3.29
3.35
Dec 31 2022
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024

------
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

Worldwide DAP increased 5% to 3.35 billion on average during December 2024 from 3.19 billion during December 2023.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$10.68	$9.47	$10.42	$10.93	$12.33	$11.20	$11.89	$12.29	$14.25

			Ad Revenue			Non-Ad Revenue

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

Our annual worldwide ARPP in 2024, which represents the sum of quarterly ARPP during such period, was $49.63, an increase of 15% from 2023.

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

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the merits of our defenses and the impact of negotiations, settlements, regulatory proceedings, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters. Certain factors, in particular, have resulted in significant changes to these estimates and judgments in prior quarters based on updated information available. For example, in certain jurisdictions where we operate, fines and penalties may be the result of new laws and preliminary interpretations regarding the basis of assessing damages, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. In addition, certain government inquiries and investigations, such as matters before our lead European Union privacy regulator, the Irish Data Protection Commission, are subject to review by other regulatory bodies before decisions are finalized, which can lead to significant changes in the outcome of an inquiry. As a result of these and other factors, we reasonably expect that our estimates and judgments with respect to our contingencies may continue to be revised in the future.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts that materially differ from management's estimates of losses, it could have a favorable or unfavorable impact on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable. See Note 12 — Commitments and Contingencies and Note 15 — Income Taxes of the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates related to uncertainties with our research and development tax credits that are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Similarly, our estimates for transfer pricing have been developed based upon analyses of appropriate arms-length prices. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different, as significant judgment is required in evaluating and estimating our provision for income taxes. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results.

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

Impairment testing for non-marketable equity securities without readily determinable fair values accounted for using the measurement alternative is performed at each reporting date to determine whether there are triggering events for impairment. Such qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our non-marketable equity securities using the market approach and/or the income approach and recognize impairment loss in our consolidated statements of income if the estimated fair value is less than the carrying value. In addition, for these non-marketable equity securities, determining whether a non-marketable equity security issued by the same issuer is similar to the non-marketable equity security we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. The identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred.

Change in Accounting Estimate

In January 2025, we completed an assessment of the useful lives of certain servers and network assets, which resulted in an increase in their estimated useful life to 5.5 years, effective beginning fiscal year 2025. Based on the servers and network assets placed in service as of December 31, 2024, we expect this change in accounting estimate will reduce our full-year 2025 depreciation expense by approximately $2.9 billion. For information regarding the change in useful lives of our servers and network assets, see Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Other revenue. Other revenue consists of revenue from WhatsApp Business Platform, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and Ray-Ban Meta AI glasses, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, employee compensation which includes payroll, share-based compensation and benefits for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also consists of costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content costs.

Research and development. Research and development expenses consist mostly of employee compensation which includes payroll, share-based compensation and benefits for our employees on our engineering and technical teams who are responsible for developing new technologies and products; RL technology development costs; infrastructure costs; and facilities-related costs.

Marketing and sales. Marketing and sales expenses consist primarily of employee compensation which includes payroll, share-based compensation and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions; marketing and promotional expenses; and professional services to support our community and product operations.

General and administrative. General and administrative expenses consist primarily of employee compensation which includes payroll, share-based compensation and benefits for certain of our executives as well as our legal, finance, human resources, corporate communications and policy, and other administrative employees; legal-related costs, which include estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees; other taxes, such as digital services taxes and other non-income-based tax levies; and professional services.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue	$164,501	$134,902	$116,609
Costs and expenses:
Cost of revenue	30,161	25,959	25,249
Research and development	43,873	38,483	35,338
Marketing and sales	11,347	12,301	15,262
General and administrative	9,740	11,408	11,816
Total costs and expenses	95,121	88,151	87,665
Income from operations	69,380	46,751	28,944
Interest and other income (expense), net	1,283	677	(125)
Income before provision for income taxes	70,663	47,428	28,819
Provision for income taxes	8,303	8,330	5,619
Net income	$62,360	$39,098	$23,200

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	18	19	22
Research and development	27	29	30
Marketing and sales	7	9	13
General and administrative	6	8	10
Total costs and expenses	58	65	75
Income from operations	42	35	25
Interest and other income (expense), net	1	1	—
Income before provision for income taxes	43	35	25
Provision for income taxes	5	6	5
Net income	38%	29%	20%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Advertising	$160,633	$131,948	$113,642	22%	16%
Other revenue	1,722	1,058	808	63%	31%
Family of Apps	162,355	133,006	114,450	22%	16%
Reality Labs	2,146	1,896	2,159	13%	(12)%
Total revenue	$164,501	$134,902	$116,609	22%	16%

Family of Apps

FoA revenue in 2024 increased $29.35 billion, or 22%, compared to 2023. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in 2024 increased $28.68 billion, or 22%, compared to 2023 due to increases in ad impressions delivered and average price per ad. In 2024, ad impressions delivered increased by 11%, as compared with a 28% increase in 2023, year-over-year. Ad impressions delivered during 2024 grew in all regions, especially in Asia-Pacific and Rest of World, which was mostly driven by increases in users and their engagement on our products. In 2024, the average price per ad increased by 10%, as compared with a decrease of 9% in 2023, year-over-year. The increase in average price per ad in 2024 was driven by an increase in advertising demand, which we believe is mainly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Full Year 2024 Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in 2024 compared to 2023. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in 2024 increased $664 million, or 63%, compared to 2023. The increase was primarily driven by WhatsApp Business Platform revenue.

Reality Labs

RL revenue in 2024 increased $250 million, or 13%, compared to 2023. The increase was mostly due to an increase in RL consumer hardware products sold.

Revenue Seasonality

Revenue is traditionally seasonally strong in the fourth quarter of each year due in part to seasonal holiday demand. We believe that this seasonality in both advertising revenue and RL consumer hardware sales affects our quarterly results, which generally reflect significant growth in revenue between the third and fourth quarters and a decline between the fourth and subsequent first quarters. For instance, our total revenue increased 19%, 17%, and 16% between the third and fourth quarters of 2024, 2023, and 2022, respectively, while total revenue for the first quarters of 2024, 2023, and 2022 declined 9%, 11%, and 17% compared to the fourth quarters of 2023, 2022, and 2021, respectively.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the full year 2024 compared to the same period in 2023. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates for full year 2024, our total revenue and advertising revenue would have been $165.37 billion and $161.51 billion, which were $874 million and $880 million higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Cost of revenue	$30,161	$25,959	$25,249	16%	3%
Percentage of revenue	18%	19%	22%

Cost of revenue in 2024 increased $4.20 billion, or 16%, compared to 2023. The increase was primarily due to higher operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense.

See Note 7 — Property and Equipment in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding depreciation expense.

Research and development

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Research and development	$43,873	$38,483	$35,338	14%	9%
Percentage of revenue	27%	29%	30%

Research and development expenses in 2024 increased $5.39 billion, or 14%, compared to 2023. The increase was mostly due to higher employee compensation as well as infrastructure costs for research and development, partially offset by lower restructuring charges.

The higher employee compensation was mainly from a 13% growth in employee headcount from 2023 to 2024 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges.

Marketing and sales

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Marketing and sales	$11,347	$12,301	$15,262	(8)%	(19)%
Percentage of revenue	7%	9%	13%

Marketing and sales expenses in 2024 decreased $954 million, or 8%, compared to 2023. The decrease was primarily due to lower restructuring charges and, to a lesser extent, a decrease in employee compensation.

See Note 3 — Restructuring in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges.

General and administrative

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
General and administrative	$9,740	$11,408	$11,816	(15)%	(3)%
Percentage of revenue	6%	8%	10%

General and administrative expenses in 2024 decreased $1.67 billion, or 15%, compared to 2023. The decrease was mostly driven by a favorable impact of $1.55 billion in legal-related costs. To a lesser extent, the decrease was also attributed to lower restructuring charges, partially offset by an increase in other taxes.

See Note 3 — Restructuring and Note 12 — Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges and legal-related costs, respectively.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Family of Apps	$87,109	$62,871	$42,661	39%	47%
Reality Labs	(17,729)	(16,120)	(13,717)	(10)%	(18)%
Total income from operations	$69,380	$46,751	$28,944	48%	62%

Family of Apps

FoA income from operations in 2024 increased $24.24 billion, or 39%, compared to 2023. The increase in FoA income from operations was driven by higher advertising revenue which was partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in operational expenses related to our data centers and technical infrastructure, mostly from higher depreciation expense and employee compensation, partially offset by lower restructuring and legal-related costs.

Reality Labs

RL loss from operations in 2024 increased $1.61 billion, or 10%, compared to 2023, driven by an increase in RL costs and expenses. RL costs and expenses increased primarily due to increases in employee compensation and infrastructure costs.

See Note 3 — Restructuring, Note 7 — Property and Equipment, Note 12 — Commitments and Contingencies, and Note 16 — Segment and Geographical Information in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding restructuring charges, depreciation expense, legal-related costs, and segment employee compensation, respectively.

Interest and other income (expense), net

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Interest income	$2,517	$1,639	$461	54%	256%
Interest expense	(715)	(446)	(185)	(60)%	(141)%
Foreign currency exchange losses, net	(690)	(366)	(81)	(89)%	(352)%
Other income (expense), net	171	(150)	(320)	214%	53%
Total interest and other income (expense), net	$1,283	$677	$(125)	90%	NM
____________________________________
NM    - not meaningful

Interest and other income (expense), net in 2024 increased $606 million compared to 2023, mostly due to an increase in interest income from a combination of higher balances and interest rates, partially offset by an increase in interest expense on our long-term debt.

Provision for income taxes

	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % change	2023 vs 2022 % change

	(in millions, except percentages)
Provision for income taxes	$8,303	$8,330	$5,619	—%	48%
Effective tax rate	12%	18%	19%

Our provision for income taxes in 2024 decreased $27 million compared to 2023, due to a decrease in the effective tax rate, offset by an increase in income before provision for income taxes.

Our effective tax rate in 2024 decreased compared to 2023, primarily due to excess tax benefits recognized from share-based compensation and an increase in research tax credits.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, research tax credit, tax effects from capital losses not expected to be utilized, settlement of tax contingency items, tax effects of changes in our business, and the effects of changes in tax law.

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the January 24, 2025 price, and absent any changes to our tax landscape, we expect our effective tax rate for the full year 2025 to be in the range of 12-15%. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2024, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increased our 2024 cash tax liabilities materially but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred, our effective tax rate in 2025 could be higher when compared to current law and our cash tax liabilities could be lower.

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime with effect from January 1, 2024. These changes did not have a material impact on our consolidated financial statements for 2024. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions we operate in. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

Unrecognized Tax Benefits. As of December 31, 2024, we had net uncertain tax positions of $9.99 billion which was included in long-term income taxes on our consolidated balance sheets. These unrecognized tax benefits were predominantly accrued for uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items. Based upon the status of litigation described below and the current status of tax audits in various jurisdictions, we do not anticipate a material change to such amounts within the next 12 months.

See Note 15 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $77.81 billion as of December 31, 2024, an increase of $12.41 billion from December 31, 2023. The increase was due to $91.33 billion of cash generated from operations and $10.43 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in August 2024. These increases were offset by $39.23 billion of capital expenditures, including principal payments on finance leases, our capital returns of $35.20 billion for repurchases of our Class A common stock and payments of dividends and dividend equivalents, and $13.77 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards.

The following table presents our cash flows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$91,328	$71,113	$50,475
Net cash used in investing activities	$(47,150)	$(24,495)	$(28,970)
Net cash used in financing activities	$(40,781)	$(19,500)	$(22,136)

Cash Provided by Operating Activities

Cash provided by operating activities during 2024 mostly consisted of $62.36 billion net income adjusted for certain non-cash items, such as $16.69 billion of share-based compensation expense and $15.50 billion of depreciation and amortization expense. The increase in cash flows from operating activities during 2024 compared to 2023, was due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher cash paid for income taxes and other operational spending.

Cash Used in Investing Activities

Cash used in investing activities during 2024 mostly consisted of $37.26 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $9.75 billion of net purchases of marketable securities. The increase in cash used in investing activities during 2024 compared to 2023 was mostly due to increases in net purchases of marketable debt securities and property and equipment.

We anticipate making capital expenditures of approximately $60 billion to $65 billion in 2025 to support our core business and generative AI efforts.

Cash Used in Financing Activities

Cash used in financing activities during 2024 mostly consisted of $30.13 billion for repurchases of our Class A common stock, $5.07 billion of payments of dividends and dividend equivalents, and $13.77 billion of taxes paid related to net share settlement of RSUs, partially offset by $10.43 billion of net proceeds from the issuance of additional Notes in August 2024. The increase in cash used in financing activities during 2024 compared to 2023, was mostly due to increases in our capital returns of $10.35 billion for repurchases of our Class A common stock and $5.07 billion for quarterly dividend payments that began in March 2024, as well as a $6.76 billion increase in taxes paid related to net share settlement of RSUs.

Free Cash Flow

In addition to other financial measures presented in accordance with U.S. GAAP, we monitor free cash flow (FCF) as a non-GAAP measure to manage our business, make planning decisions, evaluate our performance, and allocate resources. We define FCF as net cash provided by operating activities reduced by purchases of property and equipment and principal payments on finance leases.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$91,328	$71,113	$50,475
Purchases of property and equipment	(37,256)	(27,045)	(31,186)
Principal payments on finance leases	(1,969)	(1,058)	(850)
Free cash flow	$52,103	$43,010	$18,439

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

Leases and Contractual Commitments

Our operating lease obligations mostly include data centers, offices and colocations. Our finance lease obligations include certain network infrastructure. Our facilities consolidation restructuring efforts did not materially change our operating lease obligations. Our contractual commitments are primarily related to our investments in servers and network infrastructure, and content costs from content providers whom we license video and music to increase engagement on the platform.

Long-term Debt

As of December 31, 2024, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $29.0 billion, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of December 31, 2024 were $1.39 billion and $28.10 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In 2024, we repurchased and subsequently retired 65 million shares of our Class A common stock for an aggregate amount of $29.75 billion. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases.

Dividend

We paid four quarterly cash dividends, including dividend equivalents, totaling $2.00 for each share of Class A and Class B common stock during the year ended December 31, 2024. Total dividends and dividend equivalents paid were $5.07 billion for the year ended December 31, 2024. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $10.55 billion for the year ended December 31, 2024. As of December 31, 2024, we had taxes payable of $718 million related to a one-time transition tax payable incurred as a result of the Tax Act, which is due within one year.

Our long-term income taxes include $9.99 billion related to the uncertain tax positions as of December 31, 2024. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Leases, Note 10 — Long-term Debt, Note 12 — Commitments and Contingencies, Note 13 — Stockholders' Equity, and Note 15 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information regarding leases, debt, contractual commitments and contingencies, capital return program, and taxes, respectively.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasuring monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange net losses of $690 million, $366 million, and $81 million were recognized in 2024, 2023, and 2022, respectively.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest income and market value of our cash equivalents, marketable debt securities, and the fair value of our long-term debt.

Our cash, cash equivalents, and marketable debt securities consist of cash, time deposits, money market funds, U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable debt securities, and the market value of those securities. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease of $680 million and $355 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2024 and 2023, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity.

As of December 31, 2024 and 2023, we also had aggregate principal amounts of fixed-rate senior notes (the Notes) outstanding of $29.0 billion and $18.50 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Equity Price Risk

Our equity investments include marketable and non-marketable equity securities subject to equity price risks that could have a material impact on the fair value or carrying value of our holdings. Our marketable equity securities are publicly traded stocks and our non-marketable equity securities are investments in privately-held companies without readily determinable fair values.

We record marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, of which publicly traded stocks are subject to market price volatility and represent $1.23 billion of our investments as of December 31, 2024. A hypothetical adverse price change of 10% on our December 31, 2024 balance would decrease the fair value of marketable equity securities by $123 million. We did not hold any marketable equity securities as of December 31, 2023.

We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar securities of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; economic or technological environment; and other relevant events and factors affecting the investee. Valuations of our non-marketable equity securities are complex due to the lack of readily available market data and observable transactions. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of the companies we invest in and, therefore, result in a material impairment or downward adjustment in our investments. Our total non-marketable equity securities, which mostly consists of our investment in Jio Platforms Limited, had a carrying value of $6.07 billion and $6.14 billion as of December 31, 2024 and 2023, respectively.

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

Item 8.Financial Statements and Supplementary Data

META PLATFORMS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Platforms, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 29, 2025 expressed an unqualified opinion thereon.

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
Auditing the Company's accounting for, and disclosure of these loss contingencies was especially challenging due to the significant judgment required to evaluate management's assessments of the likelihood of a loss, and their estimate of the potential amount or range of such losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of these matters, including controls relating to the Company's assessment of the likelihood that a loss will be realized and their ability to reasonably estimate the potential range of possible losses.
Our audit procedures included reading the minutes or a summary of the meetings of the committees of the board of directors, reading the proceedings, claims, and regulatory or government inquiries and investigations, or summaries as we deemed appropriate, requesting and receiving internal and external legal counsel confirmation letters, meeting with internal and external legal counsel to discuss the nature of the various matters, and obtaining representations from management. We also evaluated the appropriateness of the related disclosures included in Note 12 to the consolidated financial statements.

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

San Jose, California
January 29, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Meta Platforms, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Meta Platforms, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated January 29, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
January 29, 2025

META PLATFORMS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$43,889	$41,862
Marketable securities	33,926	23,541
Accounts receivable, net	16,994	16,169
Prepaid expenses and other current assets	5,236	3,793
Total current assets	100,045	85,365
Non-marketable equity securities	6,070	6,141
Property and equipment, net	121,346	96,587
Operating lease right-of-use assets	14,922	13,294
Goodwill	20,654	20,654
Other assets	13,017	7,582
Total assets	$276,054	$229,623

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,687	$4,849
Operating lease liabilities, current	1,942	1,623
Accrued expenses and other current liabilities	23,967	25,488
Total current liabilities	33,596	31,960
Operating lease liabilities, non-current	18,292	17,226
Long-term debt	28,826	18,385
Long-term income taxes	9,987	7,514
Other liabilities	2,716	1,370
Total liabilities	93,417	76,455
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,190 million and 2,211 million shares issued and outstanding, as of December 31, 2024 and 2023, respectively; 4,141 million Class B shares authorized, 344 million and 350 million shares issued and outstanding, as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	83,228	73,253
Accumulated other comprehensive loss	(3,097)	(2,155)
Retained earnings	102,506	82,070
Total stockholders' equity	182,637	153,168
Total liabilities and stockholders' equity	$276,054	$229,623

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$164,501	$134,902	$116,609
Costs and expenses:
Cost of revenue	30,161	25,959	25,249
Research and development	43,873	38,483	35,338
Marketing and sales	11,347	12,301	15,262
General and administrative	9,740	11,408	11,816
Total costs and expenses	95,121	88,151	87,665
Income from operations	69,380	46,751	28,944
Interest and other income (expense), net	1,283	677	(125)
Income before provision for income taxes	70,663	47,428	28,819
Provision for income taxes	8,303	8,330	5,619
Net income	$62,360	$39,098	$23,200
Earnings per share:
Basic	$24.61	$15.19	$8.63
Diluted	$23.86	$14.87	$8.59
Weighted-average shares used to compute earnings per share:
Basic	2,534	2,574	2,687
Diluted	2,614	2,629	2,702

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$62,360	$39,098	$23,200
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(1,413)	618	(1,184)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	471	757	(1,653)
Comprehensive income	$61,418	$40,473	$20,363

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2021	2,741	$—	$55,811	$(693)	$69,761	$124,879
Issuance of common stock	54	—	—	—	—	—
Shares withheld related to net share settlement	(20)	—	(3,359)	—	(236)	(3,595)
Share-based compensation	—	—	11,992	—	—	11,992
Share repurchases	(161)	—	—	—	(27,926)	(27,926)
Other comprehensive loss	—	—	—	(2,837)	—	(2,837)
Net income	—	—	—	—	23,200	23,200
Balances at December 31, 2022	2,614	—	64,444	(3,530)	64,799	125,713
Issuance of common stock	65	—	—	—	—	—
Shares withheld related to net share settlement	(26)	—	(5,218)	—	(1,794)	(7,012)
Share-based compensation	—	—	14,027	—	—	14,027
Share repurchases	(92)	—	—	—	(20,033)	(20,033)
Other comprehensive income	—	—	—	1,375	—	1,375
Net income	—	—	—	—	39,098	39,098
Balances at December 31, 2023	2,561	—	73,253	(2,155)	82,070	153,168
Issuance of common stock	65	—	—	—	—	—
Shares withheld related to net share settlement	(27)	—	(6,721)	—	(7,049)	(13,770)
Share-based compensation	—	—	16,690	—	—	16,690
Share repurchases	(65)	—	—	—	(29,754)	(29,754)
Dividends and dividend equivalents declared ($2.00 per share) (1)	—	—	—	—	(5,121)	(5,121)
Other	—	—	6	—	—	6
Other comprehensive loss	—	—	—	(942)	—	(942)
Net income	—	—	—	—	62,360	62,360
Balances at December 31, 2024	2,534	$—	$83,228	$(3,097)	$102,506	$182,637
_______________________
(1)Our dividend program began in the first quarter of 2024.

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$62,360	$39,098	$23,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,498	11,178	8,686
Share-based compensation	16,690	14,027	11,992
Deferred income taxes	(4,738)	131	(3,286)
Impairment charges for facilities consolidation	383	2,432	2,218
Data center assets abandonment	—	(224)	1,341
Other	87	635	641
Changes in assets and liabilities:
Accounts receivable	(1,485)	(2,399)	231
Prepaid expenses and other current assets	(698)	559	162
Other assets	(270)	(80)	(106)
Accounts payable	373	51	210
Accrued expenses and other current liabilities	323	5,081	4,300
Other liabilities	2,805	624	886
Net cash provided by operating activities	91,328	71,113	50,475
Cash flows from investing activities
Purchases of property and equipment	(37,256)	(27,045)	(31,186)
Purchases of marketable securities	(25,542)	(2,982)	(9,626)
Sales and maturities of marketable securities	15,789	6,184	13,158
Acquisitions of businesses and intangible assets	(270)	(629)	(1,312)
Other investing activities	129	(23)	(4)
Net cash used in investing activities	(47,150)	(24,495)	(28,970)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(13,770)	(7,012)	(3,595)
Repurchases of Class A common stock	(30,125)	(19,774)	(27,956)
Payments for dividends and dividend equivalents	(5,072)	—	—
Proceeds from issuance of long-term debt, net	10,432	8,455	9,921
Principal payments on finance leases	(1,969)	(1,058)	(850)
Other financing activities	(277)	(111)	344
Net cash used in financing activities	(40,781)	(19,500)	(22,136)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(786)	113	(638)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,611	27,231	(1,269)
Cash, cash equivalents, and restricted cash at beginning of the period	42,827	15,596	16,865
Cash, cash equivalents, and restricted cash at end of the period	$45,438	$42,827	$15,596
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$43,889	$41,862	$14,681
Restricted cash, included in prepaid expenses and other current assets	353	99	294
Restricted cash, included in other assets	1,196	866	621
Total cash, cash equivalents, and restricted cash	$45,438	$42,827	$15,596

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow data
Cash paid for income taxes, net	$10,554	$6,607	$6,407
Cash paid for interest, net of amounts capitalized	$486	$448	$—
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$7,127	$4,105	$3,319
Acquisition of businesses and intangible assets in accrued expenses and other current liabilities and other liabilities	$172	$119	$291
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$474	$310

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

We were incorporated in Delaware in July 2004. Our mission is to build the future of human connection and the technology that makes it possible.

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

Balance Sheets Reclassifications

Certain prior period amounts on the consolidated balance sheets have been reclassified to conform to current period presentation.

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

In January 2025, we completed an assessment of the useful lives of certain servers and network assets, and determined we should extend the estimated useful lives to 5.5 years. This change in accounting estimate will be effective beginning fiscal year 2025.

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

We may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives, credits, or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We estimate these amounts and reduce revenue based on the amounts expected to be provided to customers. We believe that there will not be significant changes to our estimates of variable consideration for the reported periods.

Reality Labs Revenue

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and Ray-Ban Meta AI glasses, and related software and content. Revenue is recognized at the time control of the products is transferred to customers, which is generally at the time of delivery, in an amount that reflects the consideration RL expects to be entitled to in exchange for the products.

Other Revenue

FoA other revenue consists of revenue from WhatsApp Business Platform, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

Cost of Revenue

Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, employee compensation which includes payroll, share-based compensation and benefits for employees on our operations teams, and energy and bandwidth costs. Cost of revenue also consists of costs associated with partner arrangements, including traffic acquisition costs and credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content costs.

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

Software development costs also include costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete, and it is probable that the project will be completed and the software will be used to perform the function intended. Software development costs that meet the criteria for capitalization were not material to date.

Share-based Compensation

Share-based compensation expense consists of the company's restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized on the straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

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

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on our consolidated statements of income. We incurred advertising expenses of $2.06 billion, $2.02 billion, and $2.65 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

Cash and Cash Equivalents, Marketable Securities, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with financial institutions globally and highly liquid investments with maturities of 90 days or less from the date of purchase. We classify amounts in transit from customer credit cards and payment service providers as cash on our consolidated balance sheets.

We hold investments in marketable debt securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. We classify our marketable debt securities as available-for-sale (AFS) investments in our current assets because they represent investments of cash available for current operations. Our AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. We determine realized gains or losses on sale of marketable securities on a specific identification method and include such gains or losses in interest and other income (expense), net on our consolidated statements of income.

We also hold investments in marketable equity securities that are publicly traded stocks. We classify these equity securities as marketable securities within current assets on our consolidated balance sheets because they are available to be converted into cash to fund current operations without any restriction. These marketable equity securities are measured at fair value at each reporting date with the resulted unrealized gains and losses recognized in interest and other income (expense), net on our consolidated statements of income.

We classify certain restricted cash balances, consisting mostly of cash related to insurance policies, cash reserves designated for a specific purpose, as well as retention and indemnification holdback for our acquisitions, within prepaid expenses and other current assets and other assets on our consolidated balance sheets, based upon the expected duration of the restrictions.

Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. We periodically review our non-marketable equity securities for impairment. When indicators exist and the estimated fair value of an investment is below its carrying amount, we write down the investment to fair value. The change in carrying value, resulted from the remeasurements, is recognized in interest and other income (expense), net on our consolidated statements of income. For additional information, see Note 6 — Non-marketable Equity Securities.

In addition, we also held other non-marketable equity securities accounted for under the equity method which were not material as of December 31, 2024 and 2023.

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

Our cash equivalents, marketable securities, and restricted cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2024 and 2023, the allowance for credit losses on accounts receivable were not material.

Property and Equipment

Property and equipment, including finance leases, are depreciated and stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment and amortization periods of finance lease right-of-use (ROU) assets as of December 31, 2024 are described below:

Property and Equipment	Useful Life/ Amortization period
Servers and network assets	Four to Five years (1)
Buildings	25 to 30 years
Equipment and other	One to 25 years
Finance lease right-of-use assets	Five to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
_______________________
(1)Effective January 2025, the useful lives of certain servers and network assets are extended to 5.5 years.

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

The useful lives of our property and equipment are management's estimates when the assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances, but may differ from the actual useful lives due to changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life.

Servers and network assets include equipment mostly in our data centers, which is used to support production traffic. Land and assets held within construction in progress (CIP) are not depreciated. CIP assets are related to the construction or development of property and equipment that have not yet been placed in service for their intended use. We also capitalize interest on our debt related to certain eligible CIP assets and depreciate over the useful life of the related assets.

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and gain or loss on such sale or disposal is reflected in income from operations.

Lease Obligations

Our operating leases mostly comprise of certain data centers, offices, and colocations. We also have finance leases for certain network infrastructure. We determine if an arrangement is a lease at inception and most of our leases contain lease and non-lease components. Non-lease components include fixed payments for maintenance, utilities, real estate taxes, and management fees. We combine fixed lease and non-lease components and account for them as a single lease component. Our lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes, or other costs. These amounts are affected by the Consumer Price Index, payments contingent on energy production for renewable energy purchase arrangements, and maintenance and utilities. Such variable lease costs are expensed as incurred on our consolidated statements of income. For certain colocation and equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and lease liabilities.

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

During the year ended December 31, 2024, 2023 and 2022, we recorded net impairment losses of $383 million, $2.43 billion, and $2.22 billion, respectively, in aggregate for operating lease ROU assets and leasehold improvements under ASC Topic 360 as a part of our facilities consolidation restructuring efforts. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows. For additional information regarding our restructuring efforts, see Note 3 — Restructuring.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We record such losses as general and administrative expenses on our consolidated statements of income.

If we determine that a loss is probable or reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

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

Goodwill and Intangibles Assets

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units, Family of Apps (FoA) and Reality Labs (RL), subject to goodwill impairment testing. As of December 31, 2024, no impairment of goodwill has been identified.

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation of these intangible assets are performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of a finite-lived intangible asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment charge is recognized. The impairment charges of finite-lived intangible assets were not material during the reporting periods presented.

Our finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized. If an indefinite-lived intangible asset is subsequently determined to have a finite useful life, the asset will be tested for impairment and accounted for as a finite-lived intangible asset prospectively over its estimated remaining useful life. We routinely review the remaining estimated useful lives of finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized over the revised estimated useful life. Intangible assets are included within other assets on our consolidated balance sheet.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2024 and 2023, we had cumulative translation losses, net of tax, of $2.66 billion and $1.24 billion, respectively.

Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded within interest and other income (expense), net on our consolidated statements of income. Net losses resulting from foreign currency transactions were $690 million, $366 million, and $81 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable debt securities, and accounts receivable. Cash equivalents consists mostly of money market funds, that primarily invest in U.S. government and agency securities. Marketable debt securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our marketable debt securities are held in diversified highly rated securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2024 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 36%, 37%, and 40% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively, from marketers and developers based in the United States, with a majority of the revenue outside of the United States in 2024 coming from customers located in western Europe, China, Brazil, Australia, India and Canada.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses, and bad debt expense on these losses was not material during the years ended December 31, 2024, 2023, and 2022. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue during the years ended December 31, 2024, 2023, and 2022.

Recently Adopted Accounting Pronouncements

Beginning in 2024 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements, which resulted in the disclosure of employee compensation costs for each reportable segment. For additional information, see Note 16 — Segment and Geographical Information.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Advertising	$160,633	$131,948	$113,642
Other revenue	1,722	1,058	808
Family of Apps	162,355	133,006	114,450
Reality Labs	2,146	1,896	2,159
Total revenue	$164,501	$134,902	$116,609

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
United States and Canada (1)	$63,207	$52,888	$50,150
Europe (3)	38,361	31,210	26,681
Asia-Pacific (2)	45,009	36,154	27,760
Rest of World (3)	17,924	14,650	12,018
Total revenue	$164,501	$134,902	$116,609
_________________________
(1)United States revenue was $59.73 billion, $49.78 billion, and $47.20 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)China revenue was $18.35 billion, $13.69 billion, and $7.40 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
(3)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Total deferred revenue was $772 million and $675 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we expect $721 million of our deferred revenue to be realized in less than a year.

Note 3. Restructuring

2022 Restructuring

In 2022, we initiated several measures to pursue greater efficiency and to realign our business and strategic priorities. These measures included a facilities consolidation strategy to sublease, early terminate, or abandon several office buildings under operating leases, a layoff of approximately 11,000 employees across the Family of Apps (FoA) and Reality Labs (RL) segments, and a pivot towards a next generation data center design, including cancellation of multiple data center projects (the 2022 Restructuring). As of December 31, 2024, we have completed the 2022 restructuring initiatives.
A summary of our 2022 Restructuring pre-tax charges for the years ended December 31, 2024, 2023, and 2022, including subsequent adjustments, is as follows (in millions):

	Year Ended December 31,
	2024 (1)	2023	2022
Cost of revenue	$31	$(47)	$1,495
Research and development	254	1,572	1,719
Marketing and sales	54	395	638
General and administrative	50	335	759
Total	$389	$2,255	$4,611
________________________
(1)The 2024 charges are all related to facilities consolidation.

	Plan to Date
	Facilities Consolidation	Severance and Other Personnel Costs	Data Center Assets	Total
Cost of revenue	$362	$—	$1,116	$1,478
Research and development	3,146	399	—	3,545
Marketing and sales	854	233	—	1,087
General and administrative	828	316	—	1,144
Total	$5,190	$948	$1,116	$7,254
Total restructuring charges recorded under our FoA segment were $305 million, $1.74 billion, and $4.10 billion, and RL segment were $84 million, $516 million and $515 million for the years ended December 31, 2024, 2023, and 2022, respectively.
2023 Restructuring
The 2023 Restructuring charges for severance and related personnel costs were $1.20 billion for the year ended December 31, 2023. We completed the 2023 restructuring as of December 31, 2023.

Note 4. Earnings per Share

The holders of our Class A and Class B common stock (together, "common stock") have identical liquidation and dividend rights but different voting rights. Accordingly, we present the earnings per share (EPS) for Class A and Class B common stock together.

Basic EPS is computed by dividing net income by the weighted-average number of shares of our common stock outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of fully diluted common stock outstanding and assumes the conversion of our Class B common stock to Class A common stock.

Class A common stock equivalent of restricted stock units (RSUs) with anti-dilutive effect were not material for the year ended December 31, 2024. For the years ended December 31, 2023, and 2022, approximately 16 million and 95 million shares of RSUs were excluded from the diluted EPS calculation, respectively, as including them would have an anti-dilutive effect.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023 (2)	2022 (2)
Basic EPS:
Numerator
Distributed earnings	$5,072	$—	$—
Undistributed earnings	57,288	39,098	23,200
Net income	$62,360	$39,098	$23,200
Denominator
Shares used in computation of basic EPS (1)	2,534	2,574	2,687
Basic EPS	$24.61	$15.19	$8.63
Diluted EPS:
Numerator
Net income for diluted EPS	$62,360	$39,098	$23,200
Denominator
Shares used in computation of basic EPS (1)	2,534	2,574	2,687
Effect of dilutive RSUs	80	55	15
Shares used in computation of diluted EPS	2,614	2,629	2,702
Diluted EPS	$23.86	$14.87	$8.59
____________________________________
(1)Includes 2,189 million, 2,220 million, and 2,285 million shares of Class A common stock and 345 million, 354 million, and 402 million shares of Class B common stock, for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)The prior period EPS for Class A and Class B common stock has been presented together to conform with current period presentation, which had no impact on our previously reported basic or diluted EPS.

We declared and paid four quarterly cash dividends, including dividend equivalents, totaling $2.00 for each share of common stock during the year ended December 31, 2024. Total dividends and dividend equivalents paid for Class A and Class B common stock were $4.38 billion and $691 million, respectively, during the year ended December 31, 2024. EPS for Class B common stock is not presented separately as under the two-class method Class A and Class B EPS is not meaningfully different.

Note 5. Financial Instruments

Fair Value Measurements

Our cash equivalents, marketable securities, and restricted cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted market prices or alternative pricing sources and models utilizing market observable inputs. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$36,165	$36,165	$—	$—
U.S. government and agency securities	23	23	—	—
Time deposits	369	—	369	—
Corporate debt securities	114	—	114	—
Total cash equivalents	36,671	36,188	483	—
Marketable securities:
U.S. government securities	14,889	14,889	—	—
U.S. government agency securities	3,053	3,053	—	—
Corporate debt securities	14,758	—	14,758	—
Marketable equity securities	1,226	1,226	—	—
Total marketable securities	33,926	19,168	14,758	—
Restricted cash equivalents	1,193	1,193	—	—
Other assets	101	—	—	101
Total	$71,891	$56,549	$15,241	$101

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$32,910	$32,910	$—	$—
U.S. government and agency securities	2,206	2,206	—	—
Time deposits	261	—	261	—
Corporate debt securities	220	—	220	—
Total cash equivalents	35,597	35,116	481	—
Marketable securities:
U.S. government securities	8,439	8,439	—	—
U.S. government agency securities	3,498	3,498	—	—
Corporate debt securities	11,604	—	11,604	—
Total marketable securities	23,541	11,937	11,604	—
Restricted cash equivalents	857	857	—	—
Other assets	101	—	—	101
Total	$60,096	$47,910	$12,085	$101
Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of December 31, 2024 and 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,860	$(71)	$4,330	$(146)	$11,190	$(217)
U.S. government agency securities	435	(2)	2,083	(44)	2,518	(46)
Corporate debt securities	2,989	(26)	6,373	(192)	9,362	(218)
Total	$10,284	$(99)	$12,786	$(382)	$23,070	$(481)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$336	$(1)	$7,041	$(275)	$7,377	$(276)
U.S. government agency securities	71	—	3,225	(164)	3,296	(164)
Corporate debt securities	647	(3)	10,125	(491)	10,772	(494)
Total	$1,054	$(4)	$20,391	$(930)	$21,445	$(934)

The gross unrealized gains on our marketable debt securities were not material as of December 31, 2024 and 2023.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

December 31, 2024
Due within one year	$7,847
Due after one year to five years	24,853
Total	$32,700

Instruments Measured at Fair Value on Non-recurring Basis

Our non-marketable equity securities accounted for using the measurement alternative are measured at fair value on a non-recurring basis and are classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate their fair value. For the years ended December 31, 2024 and 2023, changes in the fair value recorded for these non-marketable equity securities were not material. For additional information, see Note 6 — Non-marketable Equity Securities.

Note 6. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	December 31,
	2024	2023
Non-marketable equity securities under measurement alternative:
Initial cost	$6,342	$6,389
Cumulative upward adjustments	300	293
Cumulative impairment/downward adjustments	(624)	(599)
Carrying value	6,018	6,083
Non-marketable equity securities under equity method	52	58
Total non-marketable equity securities	$6,070	$6,141

During the years ended December 31, 2024, 2023 and 2022, impairment and downward adjustments recorded for our non-marketable equity securities that were measured using measurement alternative was $42 million, $101 million, and $447 million, respectively.

Note 7. Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2024	2023
Land	$2,561	$2,080
Servers and network assets	68,397	46,838
Buildings	47,076	37,961
Leasehold improvements	7,293	6,972
Equipment and other	7,150	7,416
Finance lease right-of-use assets	5,384	4,185
Construction in progress	26,802	24,269
Property and equipment, gross	164,663	129,721
Less: Accumulated depreciation	(43,317)	(33,134)
Property and equipment, net	$121,346	$96,587

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expense on property and equipment was $15.29 billion, $11.02 billion, and $8.50 billion for the years ended December 31, 2024, 2023, and 2022, respectively. Within property and equipment, our servers and network assets depreciation expenses were $11.34 billion, $7.32 billion, and $5.29 billion for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024 and 2023, we capitalized $384 million and $283 million of interest expense related to certain eligible construction in progress assets, respectively.

During the year ended December 31, 2024, 2023, and 2022, total impairment losses, including restructuring charges, for property and equipment were $288 million, $738 million and $2.01 billion, respectively. For additional information, see Note 3 — Restructuring.

Note 8. Leases

We have entered into various non-cancelable operating lease agreements mostly for our data centers, offices and colocations. We have also entered into various non-cancelable finance lease agreements for certain network infrastructure. Our leases have original lease periods expiring between 2025 and 2093. Many leases include one or more options to renew.

The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$387	$349	$380
Interest	23	20	16
Operating lease cost	2,359	2,091	1,857
Variable lease cost and other	844	580	363
Total	$3,613	$3,040	$2,616

We also recorded $385 million, $1.76 billion, and $1.71 billion net impairment losses for operating lease right-of-use assets as a part of our facilities consolidation restructuring efforts for the years ended December 31, 2024, 2023, and 2022, respectively. For additional information, see Note 3 — Restructuring.

Supplemental balance sheet information related to lease liabilities is as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Finance leases	13.7 years	14.0 years
Operating leases	11.5 years	11.6 years
Weighted-average discount rate:
Finance leases	3.6%	3.4%
Operating leases	3.9%	3.7%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases
2025	$2,657	$96
2026	2,625	68
2027	2,575	68
2028	2,459	68
2029	2,391	64
Thereafter	13,022	528
Total undiscounted cash flows	25,729	892
Less: Imputed interest	(5,495)	(183)
Present value of lease liabilities (1)	$20,234	$709

Lease liabilities, current	$1,942	$76
Lease liabilities, non-current	18,292	633
Present value of lease liabilities (1)	$20,234	$709
_________________
(1)    Lease liabilities include operating leases under restructuring as a part of our facilities consolidation efforts. For additional information, see Note 3 — Restructuring.

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2024, we have additional operating and finance leases, that have not yet commenced, with total lease obligations of approximately $34.12 billion, mostly for data centers, network infrastructure, and colocations. These operating and finance leases will commence between 2025 and 2030 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$2,830	$2,233	$1,654
Operating cash flows for finance leases	$23	$20	$16
Financing cash flows for finance leases	$1,969	$1,058	$850
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,784	$4,370	$4,366
Finance leases	$181	$588	$223
_________________
(1)    Cash flows for operating leases during the year ended December 31, 2024 and 2023 include cash paid for terminations of certain operating leases.

Note 9. Goodwill and Intangible Assets

Goodwill generated from our business acquisitions was primarily attributable to expected synergies and potential monetization opportunities. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Family of Apps	Reality Labs	Total
December 31, 2022	$19,250	$1,056	$20,306
Acquisitions	—	357	357
Adjustments	(4)	(5)	(9)
December 31, 2023	19,246	1,408	20,654
Acquisitions	—	—	—
December 31, 2024	$19,246	$1,408	$20,654

The following table sets forth the major categories of the intangible assets and their weighted-average remaining useful lives (in millions):

		December 31, 2024			December 31, 2023
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.6	$442	$(247)	$195	$478	$(182)	$296
Acquired patents	3.7	252	(165)	87	287	(233)	54
Acquired software	2.7	250	(58)	192	—	—	—
Other	2.0	24	(8)	16	28	(15)	13
Total finite-lived assets		968	(478)	490	793	(430)	363
Total indefinite-lived assets	N/A	425	—	425	425	—	425
Total		$1,393	$(478)	$915	$1,218	$(430)	$788

Amortization expense of intangible assets for the years ended December 31, 2024, 2023, and 2022 was $211 million, $161 million, and $185 million, respectively.

As of December 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

2025	$205
2026	125
2027	64
2028	38
2029	23
Thereafter	35
Total	$490

Note 10. Long-term Debt

As of December 31, 2024 and 2023, we had $29.0 billion and $18.50 billion of fixed-rate senior unsecured notes (the Notes), respectively, including $10.50 billion of Notes issued in August 2024. The following table summarizes the Notes and the carrying amount of our long-term debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2024	December 31, 2023
August 2022 Notes:	2027 - 2062	3.50% - 4.65%	3.63% - 4.71%	$10,000	$10,000
May 2023 Notes:	2028 - 2063	4.60% - 5.75%	4.68% - 5.79%	8,500	8,500
August 2024 Notes:	2029 - 2064	4.30% - 5.55%	4.42% - 5.60%	10,500	—
Total face amount of long-term debt				29,000	18,500
Unamortized discount and issuance costs, net				(174)	(115)
Long-term debt				$28,826	$18,385

Each series of the Notes in the table above rank equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the Notes was $683 million, $420 million, and $160 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total estimated fair value of our outstanding Notes was $27.83 billion and $18.48 billion as of December 31, 2024 and 2023, respectively. The fair value is determined based on the quoted prices at the end of the reporting periods and categorized as Level 2 in the fair value hierarchy.

As of December 31, 2024, future principal payments for the Notes, by year, are as follows (in millions):

2025 through 2026	$—
2027	2,750
2028	1,500
2029	1,000
Thereafter	23,750
Total	$29,000

Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2024	2023
Legal-related accruals (1)	$5,523	$6,592
Accrued compensation and benefits	6,350	6,659
Accrued property and equipment	2,582	2,213
Accrued taxes	3,438	3,655
Other current liabilities	6,074	6,369
Total	$23,967	$25,488
_________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 12 — Commitments and Contingencies.

Note 12. Commitments and Contingencies

Contractual Commitments

We have $32.82 billion of non-cancelable contractual commitments as of December 31, 2024, which are primarily related to our investments in servers and network infrastructure, and content costs. The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2024 (in millions):

2025	$26,335
2026	2,548
2027	812
2028	227
2029	153
Thereafter	2,749
Total	$32,824

Additionally, as part of the normal course of business, we have entered into multi-year agreements to purchase renewable energy that do not specify a fixed or minimum volume commitment. We enter into these agreements in order to secure price. Using the expected volume consumption, the total estimated spend related to our renewable energy agreements as of December 31, 2024 was approximately $24.97 billion, a majority of which is due beyond five years. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection is fully briefed and will be heard on February 7, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal is fully briefed and will be heard on January 30, 2025. Trial in the New Mexico Attorney General's case is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on April 2, 2025.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia (USA v. Facebook, Inc.) seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. The underlying appeal was then briefed and oral argument was held on November 5, 2024. The U.S. Court of Appeals for the District of Columbia Circuit has yet to rule.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. The district court has yet to rule. The parties are required to report back to the circuit court within 30 days of the district court's disposition of the FTC's motion to dismiss.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC held oral argument before the Commissioners on those issues on November 12, 2024. On January 10, 2025, the Commission issued a decision on certain threshold legal issues, including that the Commission has statutory authority to modify consent orders. The Commission stated that its decision is subject to Meta’s jurisdictional challenges currently pending before the U.S. Court of Appeals for the District of Columbia Circuit in U.S. v. Facebook, Inc., and that the nature and scope of any further administrative proceedings would be addressed at a later date. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders, which is described further in "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K. The interpretation of the GDPR is still evolving, including through decisions of the Court of Justice of the European Union, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate.

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

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial is set to begin on April 14, 2025. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers.

In December 2022, the European Commission issued a Statement of Objections alleging that we tie Facebook Marketplace to Facebook and use data in a manner that infringes European Union competition rules. On November 18, 2024, the European Commission issued a decision that Meta infringed Article 102 on the Treaty of the Functioning of the European Union in relation to certain alleged business practices relating to Facebook Marketplace and imposed a fine of approximately EUR €798 million. We appealed the European Commission's decision on January 28, 2025.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Beginning in November 2024, counsel for thousands of individual claimants began sending mass arbitration demands relating to “social media addiction” and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied.

Beginning on July 7, 2023, multiple putative class actions were filed against us in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California) alleging that we used various copyrighted books and materials to train our artificial intelligence models, and seeking unspecified damages and injunctive relief. These cases have all been consolidated into Kadrey, et al. v. Meta Platforms, Inc.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2024, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. Liabilities recorded for costs related to indemnification through December 31, 2024 were not material.

Note 13. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2024, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of December 31, 2024, there were 2,190 million shares of Class A common stock and 344 million shares of Class B common stock issued and outstanding.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2023, $30.93 billion remained available and authorized for repurchases under this program. In January 2024, an additional $50 billion of repurchases was authorized under this program. In 2024, we repurchased and subsequently retired 65 million shares of our Class A common stock for an aggregate amount of $29.75 billion, which includes the 1% excise tax accruals as a result of the Inflation Reduction Act of 2022. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases.

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

Dividend

Beginning in February 2024, our board of directors declared quarterly cash dividend of $0.50 per share to the holders of our Class A and Class B common stock. RSUs granted on or after March 1, 2024 under our 2012 Equity Incentive Plan (Amended 2012 Plan), which was most recently amended in May 2024, are entitled to dividend equivalent rights. During the year ended December 31, 2024, total dividend and dividend equivalent payments were $4.38 billion and $691 million for Class A and Class B common stock, respectively.

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

Share-based Compensation Plan

We have one active share-based employee compensation plan, the 2012 Equity Incentive Plan (Amended 2012 Plan), which was most recently amended in May 2024. Our Amended 2012 Plan provides for the issuance of incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. Shares that are withheld in connection with the net settlement of RSUs or forfeited are added to the reserves of the Amended 2012 Plan.

As of December 31, 2024, there were 483 million shares of our Class A common stock reserved for future issuance under our Amended 2012 Plan.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our consolidated statements of income (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,055	$740	$768
Research and development	13,683	11,429	9,361
Marketing and sales	1,026	952	1,004
General and administrative	926	906	859
Total	$16,690	$14,027	$11,992

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	149,062	$209.85
Granted	48,661	$506.80
Vested	(64,769)	$250.76
Forfeited	(10,322)	$255.04
Unvested at December 31, 2024	122,632	$302.27

The weighted-average grant date fair value per share of RSUs granted in the years ended December 31, 2023 and 2022 was $202.46 and $195.66, respectively. The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $33.14 billion, $17.46 billion, and $9.44 billion, respectively. The income tax benefit recognized related to awards vested during the years ended December 31, 2024, 2023, and 2022 was $6.95 billion, $3.65 billion, and $2.00 billion, respectively.

As of December 31, 2024, there was $34.79 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
Note 14. Interest and Other Income (Expense), Net

The following table presents the detail of interest and other income (expense), net (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest income	$2,517	$1,639	$461
Interest expense	(715)	(446)	(185)
Foreign currency exchange losses, net	(690)	(366)	(81)
Other income (expense), net	171	(150)	(320)
Total interest and other income (expense), net	$1,283	$677	$(125)

Note 15. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$66,342	$43,499	$25,025
Foreign	4,321	3,929	3,794
Income before provision for income taxes	$70,663	$47,428	$28,819

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$9,569	$4,934	$6,094
State	775	577	874
Foreign	2,696	2,688	1,928
Total current tax expense	13,040	8,199	8,896

Deferred:
Federal	(4,709)	67	(2,776)
State	(43)	123	(405)
Foreign	15	(59)	(96)
Total deferred tax (benefits)/expense	(4,737)	131	(3,277)
Provision for income taxes	$8,303	$8,330	$5,619

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.7	1.1	1.0
Share-based compensation	(3.7)	(0.6)	2.6
Research and development tax credits	(2.9)	(1.5)	(2.4)
Foreign-derived intangible income deduction	(4.9)	(4.3)	(7.0)
Effect of non-U.S. operations	0.2	0.9	3.0
Other	1.4	1.0	1.3
Effective tax rate	11.8%	17.6%	19.5%

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$289	$353
Tax credit carryforwards	2,771	2,028
Share-based compensation	520	459
Accrued expenses and other liabilities	2,223	2,168
Lease liabilities	3,940	3,752
Capitalized research and development	16,743	9,292
Unrealized losses in securities and investments	115	232
Other	442	487
Total deferred tax assets	27,043	18,771
Less: valuation allowance	(3,506)	(2,879)
Deferred tax assets, net of valuation allowance	23,537	15,892

Deferred tax liabilities:
Depreciation and amortization	(10,959)	(8,320)
Right-of-use assets	(3,000)	(2,708)
Total deferred tax liabilities	(13,959)	(11,028)
Net deferred tax assets	$9,578	$4,864

The valuation allowance was approximately $3.51 billion and $2.88 billion as of December 31, 2024 and 2023, respectively, mostly related to U.S. state tax credit carryforwards, U.S. foreign tax credits, and unrealized losses in marketable securities.

As of December 31, 2024, our state net operating loss carryforwards were $2.36 billion, which will begin to expire in 2031, if not utilized. We have federal tax credit carryforwards of $595 million, which will begin to expire in 2029, if not utilized, and state tax credit carryforwards of $5.47 billion, most of which do not expire.

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

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits ‑ beginning of period	$11,666	$10,757	$9,807
Increases related to prior year tax positions	685	168	210
Decreases related to prior year tax positions	(6)	(263)	(172)
Increases related to current year tax positions	2,882	1,204	1,166
Decreases related to settlements of prior year tax positions	(9)	(199)	(254)
Decreases related to lapses of statute of limitations	(87)	(1)	—
Gross unrecognized tax benefits ‑ end of period	$15,131	$11,666	$10,757

These unrecognized tax benefits were primarily accrued for the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2024, 2023, and 2022 were $2.21 billion, $1.48 billion, and $1.07 billion, respectively.

If our gross unrecognized tax benefits of $15.13 billion as of December 31, 2024 were realized in a future period, this would result in a tax benefit of $10.11 billion within our provision of income taxes at such time.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. We are under examination by the Internal Revenue Service (IRS) for our 2017 through 2019 tax years. Our 2014 through 2016 tax years are with the IRS Independent Office of Appeals for certain unresolved issues. Our 2020 and subsequent tax years remain open to examination by the IRS. We are under examination by the Irish Revenue Commissioners for our 2020 tax year and our 2021 and subsequent tax years remain open to examination.

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We do not agree with the position of the IRS and have filed a petition in the Tax Court challenging the Notice. On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022. We expect the Tax Court to issue an opinion in 2025 which will likely provide a transfer pricing value for intellectual property transferred. This value will need to be extrapolated into income adjustments to determine the specific tax liability, which will likely remain in dispute and will not be resolved until the Tax Court enters a decision. If the IRS prevails in its updated position, this could result in an additional federal tax liability of an estimated, aggregate amount of up to approximately $9.0 billion in excess of the amounts in our originally filed U.S. return, plus interest and any penalties asserted. Once the Tax Court decision is entered, the IRS and Meta will each have the option to file an appeal to the Ninth Circuit Court of Appeals.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in ASC 740, Income Taxes (ASC 740), that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of December 31, 2024, we have not resolved these matters and proceedings continue in the Tax Court.

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

Revenue and costs and expenses are generally directly attributed to our segments. These costs and expenses include certain product development related operating expenses, costs associated with partnership arrangements, consumer hardware product costs, content costs, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, and physical security expenses are mostly allocated based on headcount. Costs related to the operation of our data centers and technical infrastructure are generally allocated to our segments based on estimated usage, most of which is allocated to the FoA segment.

Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Family of Apps:
Revenue	$162,355	$133,006	$114,450
Employee compensation (1)	(31,116)	(28,878)	(28,545)
Other costs and expenses (2)	(44,130)	(41,257)	(43,244)
Income from operations	$87,109	$62,871	$42,661

Reality Labs:
Revenue	$2,146	$1,896	$2,159
Employee compensation (1)	(10,211)	(8,942)	(7,766)
Other costs and expenses (3)	(9,664)	(9,074)	(8,110)
Loss from operations	$(17,729)	$(16,120)	$(13,717)

Total:
Revenue	$164,501	$134,902	$116,609
Employee compensation (1)	(41,327)	(37,820)	(36,311)
Other costs and expenses	(53,794)	(50,331)	(51,354)
Income from operations	$69,380	$46,751	$28,944
____________________________________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances and other.
(2)Includes costs and expenses in FoA segment for infrastructure, professional services, partner arrangements, marketing, facilities, legal-related costs, and other expenses.
(3)Includes costs and expenses in RL segment for inventory, professional services, marketing, infrastructure, facilities, and other expenses.

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	December 31,
	2024	2023
United States	$117,478	$91,940
Rest of the world (1)	18,790	17,941
Total long-lived assets	$136,268	$109,881
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On November 27, 2024, Peggy Alford, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to $1.2 million worth of shares of our Class A common stock. The plan will terminate on November 15, 2025, subject to early termination for certain specified events set forth in the plan.

On November 27, 2024, Christopher K. Cox, our Chief Product Officer, entered into a trading plan that provides for the sale of an aggregate of up to 60,000 shares of our Class A common stock. The plan will terminate on February 20, 2026, subject to early termination for certain specified events set forth in the plan.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (investor.atmeta.com) under "Leadership & Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted insider trading and 10b5-1 trading plan policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our insider trading policy and our 10b5-1 trading plan policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K.

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-35551	3.1	August 1, 2024
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.1	September 10, 2024
4.1	Form of Class A Common Stock Certificate.	10-K	001-35551	4.1	February 3, 2022
4.2	Form of Class B Common Stock Certificate.	10-K	001-35551	4.2	February 3, 2022
4.3	Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2022
4.4	First Supplemental Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.2	August 9, 2022
4.5	Second Supplemental Indenture, dated as of May 3, 2023, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	May 3, 2023
4.6	Third Supplemental Indenture, dated as of August 9, 2024, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2024
4.7	Description of Registrant's Capital Stock.	10-K	001-35551	4.6	February 2, 2024
10.1+	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2(A)+	2012 Equity Incentive Plan, as amended.	10-K	001-35551	10.2(A)	February 2, 2023
10.2(B)+	Third Amendment to the 2012 Equity Incentive Plan.	10-K	001-35551	10.2(B)	February 2, 2023
10.2(C)+	Fourth Amendment to the 2012 Equity Incentive Plan.	10-Q	001-35551	10.1	August 1, 2024
10.2(D)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	April 26, 2018
10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-K	001-35551	10.3(G)	January 31, 2019
10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2019
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 30, 2020
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	July 29, 2021
10.2(I)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.3	April 28, 2022
10.2(J)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	April 27, 2023
10.2(K)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2024
10.3+	Amended and Restated Bonus Plan, effective January 1, 2023.	10-Q	001-35551	10.1	October 26, 2023
10.4+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.5+	Offer Letter, dated June 5, 2020, between Registrant and Christopher K. Cox.	10-Q	001-35551	10.1	April 29, 2021
10.6+	Offer Letter, dated December 22, 2022, between Registrant and Javier Olivan.	10-K	001-35551	10.8	February 2, 2023
10.7+	Offer Letter, dated March 14, 2022, between Registrant and Andrew Bosworth.	10-Q	001-35551	10.3	April 27, 2023
10.8+	Offer Letter, dated November 1, 2022, between Registrant and Susan Li.	10-Q	001-35551	10.4	April 27, 2023
10.9+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.10+	Director Compensation Policy, as amended.	10-Q	001-35551	10.5	April 27, 2023
10.11+	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-35551	10.12	February 2, 2023
10.12+	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.2	April 29, 2021
10.13+*	Aircraft Time Sharing Agreement, dated March 27, 2024, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.1	April 25, 2024
10.14+*	Form of Director Aircraft Time Sharing Agreement.	10-Q	001-35551	10.1	October 31, 2024
19.1	Insider Trading Policy.					X
19.2	10b5-1 Trading Plan Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recoupment Policy.	10-K	001-35551	97.1	February 2, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of January 2025.

META PLATFORMS, INC.

Date:	January 29, 2025	/s/ Susan Li
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature+	Title	Date

/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 29, 2025
Mark Zuckerberg

/s/ Susan Li	Chief Financial Officer (Principal Financial Officer)	January 29, 2025
Susan Li

/S/ Aaron Anderson	Chief Accounting Officer (Principal Accounting Officer)	January 29, 2025
Aaron Anderson

/s/ Peggy Alford	Director	January 29, 2025
Peggy Alford

/s/ Marc L. Andreessen	Director	January 29, 2025
Marc L. Andreessen

/s/ John Arnold	Director	January 29, 2025
John Arnold

Director
John Elkann

/s/ Andrew W. Houston	Director	January 29, 2025
Andrew W. Houston

/s/ Nancy Killefer	Director	January 29, 2025
Nancy Killefer

/s/ Robert M. Kimmitt	Director	January 29, 2025
Robert M. Kimmitt

Director
Charles Songhurst

Signature	Title	Date

/s/ Hock E. Tan	Director	January 29, 2025
Hock E. Tan

/s/ Tracey T. Travis	Director	January 29, 2025
Tracey T. Travis

Director
Dana White

/s/ Tony Xu	Director	January 29, 2025
Tony Xu
+ John Elkann, Charles Songhurst, and Dana White were elected to the board of directors effective December 30, 2024, and accordingly did not sign this Annual Report on Form 10-K.