Form 10-Q
period 2025-03-31
Meta Platforms, Inc.
filed 2025-05-01
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,171,148,098	shares outstanding as of April 25, 2025
Class B Common Stock	$0.000006 par value	343,179,151	shares outstanding as of April 25, 2025

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2025

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,750	$43,889
Marketable securities	41,480	33,926
Accounts receivable, net	14,514	16,994
Prepaid expenses and other current assets	5,483	5,236
Total current assets	90,227	100,045
Non-marketable equity securities	6,168	6,070
Property and equipment, net	133,567	121,346
Operating lease right-of-use assets	15,505	14,922
Goodwill	20,654	20,654
Other assets	14,092	13,017
Total assets	$280,213	$276,054

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,512	$7,687
Operating lease liabilities, current	1,976	1,942
Accrued expenses and other current liabilities	23,402	23,967
Total current liabilities	33,890	33,596
Operating lease liabilities, non-current	18,714	18,292
Long-term debt	28,829	28,826
Long-term income taxes	10,991	9,987
Other liabilities	2,760	2,716
Total liabilities	95,184	93,417
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,180 million and 2,190 million shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively; 4,141 million Class B shares authorized, 343 million and 344 million shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	85,568	83,228
Accumulated other comprehensive loss	(1,865)	(3,097)
Retained earnings	101,326	102,506
Total stockholders' equity	185,029	182,637
Total liabilities and stockholders' equity	$280,213	$276,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$42,314	$36,455
Costs and expenses:
Cost of revenue	7,572	6,640
Research and development	12,150	9,978
Marketing and sales	2,757	2,564
General and administrative	2,280	3,455
Total costs and expenses	24,759	22,637
Income from operations	17,555	13,818
Interest and other income, net	827	365
Income before provision for income taxes	18,382	14,183
Provision for income taxes	1,738	1,814
Net income	$16,644	$12,369
Earnings per share:
Basic	$6.59	$4.86
Diluted	$6.43	$4.71
Weighted-average shares used to compute earnings per share:
Basic	2,527	2,545
Diluted	2,590	2,625
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$16,644	$12,369
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	893	(545)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	339	45
Comprehensive income	$17,876	$11,869
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,534	$—	$83,228	$(3,097)	$102,506	$182,637	2,561	$—	$73,253	$(2,155)	$82,070	$153,168
Issuance of common stock	16	—	—	—	—	—	16	—	—	—	—	—
Shares withheld related to net share settlement	(8)	—	(1,807)	—	(3,076)	(4,883)	(6)	—	(1,424)	—	(1,738)	(3,162)
Share-based compensation	—	—	4,147	—	—	4,147	—	—	3,562	—	—	3,562
Share repurchases	(19)	—	—	—	(13,398)	(13,398)	(34)	—	—	—	(14,635)	(14,635)
Dividends and dividend equivalents declared (1)	—	—	—	—	(1,342)	(1,342)	—	—	—	—	(1,273)	(1,273)
Other	—	—	—	—	(8)	(8)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	1,232	—	1,232	—	—	—	(500)	—	(500)
Net income	—	—	—	—	16,644	16,644	—	—	—	—	12,369	12,369
Balances at end of period	2,523	$—	$85,568	$(1,865)	$101,326	$185,029	2,537	$—	$75,391	$(2,655)	$76,793	$149,529
____________________________________
(1) Dividend per share was $0.525 and $0.50 for the three months ended March 31, 2025 and 2024, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$16,644	$12,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,900	3,374
Share-based compensation	4,147	3,562
Deferred income taxes	(993)	(456)
Other	(231)	174
Changes in assets and liabilities:
Accounts receivable	2,804	2,520
Prepaid expenses and other current assets	360	100
Other assets	(52)	(94)
Accounts payable	(1,034)	(1,112)
Accrued expenses and other current liabilities	(2,231)	(1,274)
Other liabilities	712	83
Net cash provided by operating activities	24,026	19,246
Cash flows from investing activities
Purchases of property and equipment	(12,941)	(6,400)
Purchases of marketable securities	(11,763)	(6,887)
Sales and maturities of marketable securities	4,784	4,625
Other investing activities	(90)	(72)
Net cash used in investing activities	(20,010)	(8,734)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(4,883)	(3,162)
Repurchases of Class A common stock	(12,754)	(15,008)
Payments for dividends and dividend equivalents	(1,329)	(1,273)
Principal payments on finance leases	(751)	(315)
Other financing activities	222	(9)
Net cash used in financing activities	(19,495)	(19,767)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	112	(288)
Net decrease in cash, cash equivalents, and restricted cash equivalents	(15,367)	(9,543)
Cash, cash equivalents, and restricted cash equivalents at beginning of the period	45,438	42,827
Cash, cash equivalents, and restricted cash equivalents at end of the period	$30,071	$33,284

Reconciliation of cash, cash equivalents, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$28,750	$32,307
Restricted cash equivalents, included in prepaid expenses and other current assets	71	84
Restricted cash equivalents, included in other assets	1,250	893
Total cash, cash equivalents, and restricted cash equivalents	$30,071	$33,284

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow data
Cash paid for income taxes, net	$448	$630
Cash paid for interest, net of amounts capitalized	$352	$121
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9,338	$4,217
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$159	$116
Repurchases of Class A common stock in accrued expenses and other current liabilities	$577	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Meta Platforms, Inc., its subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

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

In January 2025, we completed an assessment of the useful lives of property and equipment, which resulted in an increase in the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. Based on the servers and network assets placed in service as of December 31, 2024, the financial impact of this change in estimate included a reduction in depreciation expense of $826 million and an increase in net income of $695 million, or $0.27 per diluted share, for the three months ended March 31, 2025.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Advertising	$41,392	$35,635
Other revenue	510	380
Family of Apps	41,902	36,015
Reality Labs	412	440
Total revenue	$42,314	$36,455

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
United States and Canada (1)	$16,869	$13,646
Europe (2)	9,621	8,404
Asia-Pacific (1)	11,239	10,312
Rest of World (2)	4,585	4,093
Total revenue	$42,314	$36,455
____________________________________
(1)In the first quarter of 2025, we made changes to our sales arrangements with certain Asia-Pacific advertisers to sell ads to such advertisers through their international subsidiaries. Absent these changes, approximately $300 million of revenue reflected under United States and Canada would have been reflected as Asia-Pacific revenue.
(2)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Total deferred revenue was $778 million and $772 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we expect most of the deferred revenue to be realized in less than a year.

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

For the three months ended March 31, 2025 and 2024, approximately 1 million and 5 million shares of Class A common stock equivalent of restricted stock units (RSUs), respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic EPS:
Numerator
Distributed earnings	$1,329	$1,273
Undistributed earnings	15,315	11,096
Net income	$16,644	$12,369
Denominator
Shares used in computation of basic EPS (1)	2,527	2,545
Basic EPS	$6.59	$4.86
Diluted EPS:
Numerator
Net income for diluted EPS	$16,644	$12,369
Denominator
Shares used in computation of basic EPS (1)	2,527	2,545
Effect of dilutive RSUs	63	80
Shares used in computation of diluted EPS	2,590	2,625
Diluted EPS	$6.43	$4.71
____________________________________
(1)Includes 2,184 million and 2,197 million shares of Class A common stock and 343 million and 348 million shares of Class B common stock, for the three months ended March 31, 2025 and 2024, respectively.

EPS for Class B common stock is not presented separately as under the two-class method Class A and Class B EPS is not meaningfully different.

Note 4. Financial Instruments

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$23,437	$23,437	$—	$—
U.S. government securities	494	494	—	—
Time deposits	394	—	394	—
Corporate debt securities	263	—	263	—
Total cash equivalents	24,588	23,931	657	—
Marketable securities:
U.S. government securities	18,381	18,381	—	—
U.S. government agency securities	2,801	2,801	—	—
Corporate debt securities	17,212	—	17,212	—
Marketable equity securities	3,086	3,086	—	—
Total marketable securities	41,480	24,268	17,212	—
Restricted cash equivalents	1,176	1,176	—	—
Other assets	104	—	—	104
Total	$67,348	$49,375	$17,869	$104

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$36,165	$36,165	$—	$—
U.S. government and agency securities	23	23	—	—
Time deposits	369	—	369	—
Corporate debt securities	114	—	114	—
Total cash equivalents	36,671	36,188	483	—
Marketable securities:
U.S. government securities	14,889	14,889	—	—
U.S. government agency securities	3,053	3,053	—	—
Corporate debt securities	14,758	—	14,758	—
Marketable equity securities	1,226	1,226	—	—
Total marketable securities	33,926	19,168	14,758	—
Restricted cash equivalents	1,193	1,193	—	—
Other assets	101	—	—	101
Total	$71,891	$56,549	$15,241	$101

Unrealized Losses

The following tables summarize our available-for-sale marketable debt securities and cash equivalents with unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$2,863	$(19)	$4,134	$(104)	$6,997	$(123)
U.S. government agency securities	248	(1)	1,556	(24)	1,804	(25)
Corporate debt securities	1,479	(7)	5,049	(125)	6,528	(132)
Total	$4,590	$(27)	$10,739	$(253)	$15,329	$(280)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,860	$(71)	$4,330	$(146)	$11,190	$(217)
U.S. government agency securities	435	(2)	2,083	(44)	2,518	(46)
Corporate debt securities	2,989	(26)	6,373	(192)	9,362	(218)
Total	$10,284	$(99)	$12,786	$(382)	$23,070	$(481)

The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of March 31, 2025 and December 31, 2024.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

March 31, 2025
Due within one year	$7,007
Due after one year to five years	31,387
Total	$38,394
Note 5. Non-marketable Equity Securities

Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity securities that were measured using measurement alternative and equity method (in millions):

	March 31, 2025	December 31, 2024
Non-marketable equity securities under measurement alternative:
Initial cost	$6,443	$6,342
Cumulative upward adjustments	300	300
Cumulative impairment/downward adjustments	(624)	(624)
Carrying value	6,119	6,018
Non-marketable equity securities under equity method	49	52
Total non-marketable equity securities	$6,168	$6,070
Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Land	$2,680	$2,561
Servers and network assets	75,859	68,397
Buildings	48,442	47,076
Leasehold improvements	7,347	7,293
Equipment and other	7,290	7,150
Finance lease right-of-use assets	6,103	5,384
Construction in progress	32,385	26,802
Property and equipment, gross	180,106	164,663
Less: Accumulated depreciation	(46,539)	(43,317)
Property and equipment, net	$133,567	$121,346

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expense on property and equipment was $3.84 billion and $3.33 billion for the three months ended March 31, 2025 and 2024, respectively. Within property and equipment, our servers and network assets depreciation expenses were $2.63 billion and $2.35 billion for the three months ended March 31, 2025 and 2024, respectively. We extended the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. See Note 1 — Summary of Significant Accounting Policies - Use of Estimates.

Note 7. Long-term Debt

The carrying amount of our long-term debt in the form of fixed-rate senior unsecured notes (the Notes) was $28.83 billion as of March 31, 2025 and December 31, 2024. The total estimated fair value of our outstanding Notes was $28.16 billion and $27.83 billion as of March 31, 2025 and December 31, 2024, respectively. The fair value was determined based on the quoted prices for the Notes as of each reporting date, and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 8. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of March 31, 2025. These lease obligations were approximately $35.27 billion, mostly for data centers, certain network infrastructure, and colocations, which will commence between the remainder of 2025 and 2034.

We also have $30.05 billion of non-cancelable contractual commitments as of March 31, 2025, which are primarily related to our investments in servers and network infrastructure, and content costs, with $23.41 billion due in 2025.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and the court has yet to rule. Trial in the New Mexico Attorney General's case is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on July 16, 2025.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. Trial for the Flo Health case is scheduled to begin on July 14, 2025.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on

April 14, 2025, and the court is expected to issue a decision in the second half of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, which the users have appealed, and has scheduled trials on an individual basis.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act. The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we expect we will need to make some modifications to our model, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as the third quarter of 2025. We will appeal the European Commission's decision but any modifications to our model may be imposed before or during the appeal process.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. The case is pending before the district court.

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

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal. The appeal is fully briefed.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial on November 25, 2025 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Beginning in November 2024, counsel for thousands of individual claimants began sending mass arbitration demands relating to “social media addiction” and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. Trial is scheduled to begin on October 14, 2025.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment will be heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training.

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

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. We disagree with the claims staff is considering and believe an enforcement action is unwarranted, and have responded through the NORA process. The result of the NORA process is uncertain at this time.

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
Note 9. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases under this program. During the three months ended March 31, 2025, we repurchased and subsequently retired 19 million shares of our Class A common stock for an aggregate amount of $13.40 billion, including excise taxes. As of March 31, 2025, $37.95 billion remained available and authorized for repurchases.

Dividend

The following table summarizes our dividends activities for the periods presented (in millions, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Class A	Class B	Total
2025
March 14, 2025	March 26, 2025	$0.525	$1,145	$180	$1,325
2024
February 22, 2024	March 26, 2024	$0.50	$1,099	$174	$1,273
June 14, 2024	June 26, 2024	$0.50	$1,093	$173	$1,266
September 16, 2024	September 26, 2024	$0.50	$1,090	$172	$1,262
December 16, 2024	December 27, 2024	$0.50	$1,095	$172	$1,267

Our board of directors increased our first quarter 2025 cash dividend by 5% to $0.525 per share of the outstanding Class A and Class B common stock. During the three months ended March 31, 2025 and in 2024, we also paid an immaterial amount of dividend equivalents on eligible equity awards which are not included above.

Share-based Compensation Plan

As of March 31, 2025, there were 465 million shares of our Class A common stock reserved for future issuance under our 2012 Equity Incentive Plan, which was most recently amended in May 2024 (Amended 2012 Plan).

The following table summarizes our share-based compensation expense, which consists of RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$271	$221
Research and development	3,427	2,911
Marketing and sales	236	226
General and administrative	213	204
Total	$4,147	$3,562

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2024	122,632	$302.27
Granted	26,413	$592.50
Vested	(15,652)	$272.36
Forfeited	(6,186)	$293.84
Unvested at March 31, 2025	127,207	$366.63

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2025 and 2024 was $11.53 billion and $7.58 billion, respectively. The income tax benefit recognized related to awards vested during the three months ended March 31, 2025 and 2024 was $2.36 billion and $1.61 billion, respectively.

As of March 31, 2025, there was $44.47 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.
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

Our gross unrecognized tax benefits were $16.01 billion and $15.13 billion as of March 31, 2025 and December 31, 2024, respectively. These unrecognized tax benefits were primarily accrued for the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of March 31, 2025 were realized in a future period, this would result in a tax benefit of $10.79 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.47 billion and $2.21 billion as of March 31, 2025 and December 31, 2024, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

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

We have previously accrued an estimated unrecognized tax benefit consistent with the guidance in Accounting Standards Codification (ASC) 740, Income Taxes, that is lower than the potential additional federal tax liability from the positions taken by the IRS in the two Notices and its Pretrial Memorandum. In addition, if the IRS prevails in its positions related to transfer pricing with our foreign subsidiaries, the additional tax that we would owe would be partially offset by a reduction in the tax that we owe under the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As of March 31, 2025, we have not resolved these matters and proceedings continue in the Tax Court.

Note 11. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended March 31,
	2025	2024
Family of Apps:
Revenue	$41,902	$36,015
Employee compensation (1)	(9,031)	(7,445)
Other costs and expenses (2)	(11,106)	(10,906)
Income from operations	$21,765	$17,664

Reality Labs:
Revenue	$412	$440
Employee compensation (1)	(2,777)	(2,458)
Other costs and expenses (3)	(1,845)	(1,828)
Loss from operations	$(4,210)	$(3,846)

Total:
Revenue	$42,314	$36,455
Employee compensation (1)	(11,808)	(9,903)
Other costs and expenses	(12,951)	(12,734)
Income from operations	$17,555	$13,818
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of our Family metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2025 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the first quarter of 2025 are set forth below. Total revenue for the first quarter of 2025 was $42.31 billion, an increase of 16% compared to the first quarter of 2024, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 19% compared to the first quarter of 2024. Ad impressions delivered across our Family of Apps in the first quarter of 2025 increased 5% year-over-year, and our average price per ad in the first quarter of 2025 increased 10% year-over-year.

Income from operations for the first quarter of 2025 was $17.56 billion, an increase of $3.74 billion, or 27%, compared to the first quarter of 2024, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was primarily due to increases in employee compensation and infrastructure costs, partially offset by lower legal-related costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change
	2025	2024		2025	2024		2025	2024

	(in millions, except percentages)
Revenue	$41,902	$36,015	16%	$412	$440	(6)%	$42,314	$36,455	16%
Costs and expenses	20,137	18,351	10%	4,622	4,286	8%	24,759	22,637	9%
Income (loss) from operations	$21,765	$17,664	23%	$(4,210)	$(3,846)	(9)%	$17,555	$13,818	27%
Operating margin	52%	49%		(1,022)%	(874)%		41%	38%

•Net income was $16.64 billion, with diluted earnings per share (EPS) of $6.43 for the three months ended March 31, 2025.
•Capital expenditures, including principal payments on finance leases, were $13.69 billion for the three months ended March 31, 2025.
•Share repurchases of our Class A common stock were $13.40 billion and total dividend and dividend equivalent payments were $1.33 billion for the three months ended March 31, 2025.
•Cash, cash equivalents, and marketable securities were $70.23 billion as of March 31, 2025.
•Effective tax rate was 9% for the three months ended March 31, 2025.
•Headcount was 76,834 as of March 31, 2025, an increase of 11% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.43 billion on average for March 2025, an increase of 6% year-over-year.
•Ad impressions delivered across our Family of Apps in the first quarter of 2025 increased by 5% year-over-year.
•Average price per ad in the first quarter of 2025 increased by 10% year-over-year.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, European Digital Services Act, Digital Markets Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and an increasing number of laws have been introduced limiting or prohibiting the provision of our services to younger users. We expect these and other developments will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads and may negatively impact our advertising revenue and user engagement. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We subsequently began offering users in the region who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are less relevant and effective than our premium ad offerings. We are engaging with regulators on our consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, economic policies and international trade, high interest rates, and related market uncertainty, which has led to reduced marketer spending. We are currently subject to increased business, macroeconomic, and geopolitical uncertainty, including as a result of volatility around international trade, which could impact our financial results in future periods.

In addition, competitive products and services have reduced some users' engagement with our products and services. We are investing in Reels and in AI initiatives across our products, including our AI-powered discovery engine to recommend relevant content, which we have already seen results in improved user engagement and monetization of our products. However, we continue to face competition from other products and services within certain demographics, in particular younger users. In addition, while Reels is growing in usage, it monetizes at a lower rate than our Feed and Stories products and we expect it will continue to monetize at a lower rate for the foreseeable future. We also have seen fluctuations and declines in the size of our active user base in one or more regions from time to time due to geopolitical conditions, which have adversely affected our user growth and engagement. These trends have adversely affected our advertising revenue and we expect will continue to adversely affect our advertising revenue in the foreseeable future.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the three months ended March 31, 2025, 81% of our total costs and expenses were recognized in FoA and 19% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products using generative AI. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

We are also making significant investments in our metaverse and wearables efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the three months ended March 31, 2025, our RL segment reduced our overall operating profit by approximately $4.21 billion, and we continue to expect our full-year RL operating losses to increase in 2025. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our RL efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this will become the next computing platform and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is mainly in geographies that monetize at lower rates, such as Asia-Pacific. In the first quarter of 2025, revenue increased by 18% in United States & Canada, 14% in Europe, 13% in Asia-Pacific, and 20% in Rest of World, in each case relative to the same period in 2024.

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
3.02
3.07
3.14
3.19
3.24
3.27
3.29
3.35
3.43
Mar 31 2023
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025

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

Worldwide DAP increased 6% to 3.43 billion on average during March 2025 from 3.24 billion during March 2024.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$9.47	$10.42	$10.93	$12.33	$11.20	$11.89	$12.29	$14.25	$12.36

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the first quarter of 2025, worldwide ARPP was $12.36, an increase of 10% from the first quarter of 2024.

Trends in Our Ad Impressions and Average Price Per Ad

•Ad Impressions. Our advertising revenue is generated by displaying ad products on Facebook, Instagram, Messenger, and third-party mobile applications. Impressions are considered delivered when an ad is displayed to a user.

_

_

Note: Our ad impressions growth by user geography in the charts above is geographically apportioned based on our estimation of the geographic location of our users when an ad impression is delivered.

•Average Price Per Ad. We calculate average price per ad as total advertising revenue divided by the number of ads delivered.

_

_

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue	$42,314	$36,455
Costs and expenses:
Cost of revenue	7,572	6,640
Research and development	12,150	9,978
Marketing and sales	2,757	2,564
General and administrative	2,280	3,455
Total costs and expenses	24,759	22,637
Income from operations	17,555	13,818
Interest and other income, net	827	365
Income before provision for income taxes	18,382	14,183
Provision for income taxes	1,738	1,814
Net income	$16,644	$12,369

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	18
Research and development	29	27
Marketing and sales	7	7
General and administrative	5	9
Total costs and expenses	59	62
Income from operations	41	38
Interest and other income, net	2	1
Income before provision for income taxes	43	39
Provision for income taxes	4	5
Net income	39%	34%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Advertising	$41,392	$35,635	16%
Other revenue	510	380	34%
Family of Apps	41,902	36,015	16%
Reality Labs	412	440	(6)%
Total revenue	$42,314	$36,455	16%

Family of Apps

FoA revenue in the three months ended March 31, 2025 increased $5.89 billion, or 16%, compared to the same period in 2024. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three months ended March 31, 2025 increased $5.76 billion, or 16%, compared to the same period in 2024, due to increases in ad impressions delivered and average price per ad. During the three months ended March 31, 2025, ad impressions delivered increased by 5%, year-over-year, as compared with a 20% increase in the same period in 2024. Ad impressions delivered during the three months ended March 31, 2025 grew in all regions, especially in Asia-Pacific, which was primarily driven by increases in users and their engagement on our products. During the three months ended March 31, 2025, the average price per ad increased by 10%, year-over-year, as compared with an increase of 6% in the same period in 2024. The increase in average price per ad during the three months ended March 31, 2025 was driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of First Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three months ended March 31, 2025 compared to the same period in 2024. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three months ended March 31, 2025 increased $130 million, or 34%, compared to the same period in 2024. The increase was mostly driven by revenue from WhatsApp Business Platform and Meta Verified subscriptions.

Reality Labs

RL revenue in the three months ended March 31, 2025 decreased $28 million, or 6%, compared to the same period in 2024. The decrease in RL revenue was driven by a net decrease in Meta Quest sales, partially offset by an increase in sales of Ray-Ban Meta AI glasses.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the three months ended March 31, 2025 compared to the same period in 2024. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates for the three months ended March 31, 2025, our total revenue and advertising revenue would have been $43.55 billion and $42.62 billion, which were $1.24 billion and $1.22 billion higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Cost of revenue	$7,572	$6,640	14%
Percentage of revenue	18%	18%

Cost of revenue in the three months ended March 31, 2025 increased $932 million, or 14%, compared to the same period in 2024. The increase was mainly due to higher operational expenses related to our data centers and technical infrastructure, which included a decrease in the depreciation growth rate due to an extension in the useful lives of servers and network assets, effective January 1, 2025. To a lesser extent, higher costs associated with partner arrangements also contributed to the increase in the three months ended March 31, 2025.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Research and development	$12,150	$9,978	22%
Percentage of revenue	29%	27%

Research and development expenses in the three months ended March 31, 2025 increased $2.17 billion, or 22%, compared to the same period in 2024. The increase was mostly due to higher employee compensation and infrastructure costs for research and development.

The higher employee compensation was mainly from a 14% growth in employee headcount from March 31, 2024 to March 31, 2025 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

Marketing and sales

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Marketing and sales	$2,757	$2,564	8%
Percentage of revenue	7%	7%

Marketing and sales expenses in the three months ended March 31, 2025 increased $193 million, or 8%, compared to the same period in 2024. The increase was mainly due to an increase in professional services related to ongoing platform integrity efforts.

General and administrative

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
General and administrative	$2,280	$3,455	(34)%
Percentage of revenue	5%	9%

General and administrative expenses in the three months ended March 31, 2025 decreased $1.18 billion, or 34%, compared to the same period in 2024. The decrease was primarily driven by lower legal-related costs.

See Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Family of Apps	$21,765	$17,664	23%
Reality Labs	(4,210)	(3,846)	(9)%
Total income from operations	$17,555	$13,818	27%

Family of Apps

FoA income from operations in the three months ended March 31, 2025 increased $4.10 billion, or 23%, compared to the same period in 2024. The increase in FoA income from operations was driven by higher advertising revenue which was partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in employee compensation and infrastructure costs, partially offset by a decrease in legal-related costs.

Reality Labs

RL loss from operations in the three months ended March 31, 2025 increased $364 million, or 9%, compared to the same period in 2024, driven by an increase in RL costs and expenses. RL costs and expenses increased primarily due to an increase in employee compensation.

See Note 8 — Commitments and Contingencies, and Note 11 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs and segment employee compensation, respectively.

Interest and other income, net

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Interest income	$658	$585	12%
Interest expense	(240)	(127)	(89)%
Foreign currency exchange gains (losses), net	232	(148)	257%
Other income, net	177	55	222%
Total interest and other income, net	$827	$365	127%

Interest expense increased in the three months ended March 31, 2025, compared to the same period in 2024, due to higher long-term debt balances. Foreign currency exchange gains (losses), net increased in the three months ended March 31, 2025, compared to the same period in 2024, as a result of foreign currency transactions and remeasurement. Other income, net recognized in the three months ended March 31, 2025, was primarily related to unrealized gains on our equity investments.

Provision for income taxes

	Three Months Ended March 31,
	2025	2024	% change

	(in millions, except percentages)
Provision for income taxes	$1,738	$1,814	(4)%
Effective tax rate	9%	13%

Our provision for income taxes in the three months ended March 31, 2025 decreased $76 million, or 4%, compared to the same period in 2024, due to a decrease in the effective tax rate, offset by an increase in income before provision for income taxes.

Our effective tax rate decreased in the three months ended March 31, 2025 compared to the same period in 2024, a majority of which was due to excess tax benefits recognized from share-based compensation.

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

The accounting for share-based compensation may increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting. If our stock price remains constant to the April 25, 2025 price, and absent any changes to our tax landscape, we expect our effective tax rate for the full year 2025 to be in the range of 12-15%. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2025, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The mandatory capitalization requirement increases our 2025 cash tax liabilities materially but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. If the mandatory capitalization is deferred or repealed, our effective tax rate in 2025 could be higher when compared to current law and our cash tax liabilities could be lower.

The Tax Act included a reduction in the foreign-derived intangible income deduction for tax years beginning after December 31, 2025. Absent any changes to U.S. tax law, the decrease in our U.S. tax benefits from foreign-derived intangible income would increase our cash tax liabilities and effective tax rate in 2026.

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime. We do not expect these changes to have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions we operate in. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

See Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $70.23 billion as of March 31, 2025, a decrease of $7.58 billion from December 31, 2024. The decrease was primarily due to our capital returns of $14.08 billion for repurchases of our Class A common stock and payments of dividends and dividend equivalents, $13.69 billion for capital expenditures, including principal payments on finance leases, and $4.88 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards. These decreases were partially offset by $24.03 billion of cash generated from operations.

The following table presents our cash flows (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$24,026	$19,246
Net cash used in investing activities	$(20,010)	$(8,734)
Net cash used in financing activities	$(19,495)	$(19,767)

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2025 mostly consisted of $16.64 billion net income adjusted for certain non-cash items, such as $4.15 billion of share-based compensation expense and $3.90 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the three months ended March 31, 2025, compared to the same period in 2024, was due to an increase in cash collection from our customers driven by the increase in revenue, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 mostly consisted of $12.94 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $6.98 billion of net purchases of marketable securities. The increase in cash used in investing activities during the three months ended March 31, 2025, compared to the same period in 2024, was mostly due to increases in purchases of property and equipment and marketable securities.

We anticipate making capital expenditures of approximately $64 billion to $72 billion in 2025 to support our core business and generative AI efforts.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 mostly consisted of $12.75 billion for repurchases of our Class A common stock, $1.33 billion of payments of dividends and dividend equivalents, and $4.88 billion of taxes paid related to net share settlement of RSUs. The slight decrease in cash used in financing activities during the three months ended March 31, 2025, compared to the same period in 2024, was due to a decrease in share repurchases, partially offset by an increase in taxes paid related to net share settlement of RSUs.

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

Leases and Contractual Commitments

Our operating and finance leases include data centers, offices, certain network infrastructure and colocations. In addition to lease liabilities, we have leases that have not yet commenced of approximately $35.27 billion as of March 31, 2025, which will commence between the remainder of 2025 and 2034.

We also have $30.05 billion of contractual commitments as of March 31, 2025 primarily related to our investments in servers and network infrastructure, and content costs.

Long-term Debt

As of March 31, 2025, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $29.0 billion, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of March 31, 2025 were $1.38 billion and $27.63 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the three months ended March 31, 2025, we repurchased and subsequently retired 19 million shares of our Class A common stock for an aggregate amount of $13.40 billion. As of March 31, 2025, $37.95 billion remained available and authorized for repurchases.

Dividend

In February 2025, we increased our quarterly cash dividends from $0.50 to $0.525 per share of Class A and Class B common stock. During the three months ended March 31, 2025, we paid $1.33 billion of dividends and dividend equivalents. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $448 million during the three months ended March 31, 2025. Subsequently, we also made a $3.72 billion U.S. federal income tax payment in April 2025, which included the final installment payment of $718 million related to a one-time transition tax payable incurred as a result of the Tax Act.

Our long-term income taxes include $10.92 billion related to the uncertain tax positions as of March 31, 2025. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 7 — Long-term Debt, Note 8 — Commitments and Contingencies, Note 9 — Stockholders' Equity, and Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding debt, commitments and contingencies, capital return program, and taxes, respectively.
Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures during the three months ended March 31, 2025. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and the court has yet to rule. Trial in the New Mexico Attorney General's case is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial is scheduled to begin on July 16, 2025.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. Trial for the Flo Health case is scheduled to begin on July 14, 2025.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC’s motions for summary judgment. Trial began on April 14, 2025, and the court is expected to issue a decision in the second half of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, which the users have appealed, and has scheduled trials on an individual basis.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act. The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we expect we will need to make some modifications to our model, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as the third quarter of 2025. We will appeal the European Commission's decision but any modifications to our model may be imposed before or during the appeal process.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. The case is pending before the district court.

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

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal. The appeal is fully briefed.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial on November 25, 2025 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Beginning in November 2024, counsel for thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. Trial is scheduled to begin on October 14, 2025.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment will be heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training.

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

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. We disagree with the claims staff is considering and believe an enforcement action is unwarranted, and have responded through the NORA process. The result of the NORA process is uncertain at this time.

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
•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and
•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies, which in turn can have broader effects in other regions (for example, the war in Ukraine and service restrictions imposed by the Russian government have adversely affected our advertising business in Europe and other regions, and advertiser spending also is subject to adverse effects from conflicts in the Middle East and the implementation of tariffs or other existing or future trade policies by the United States, China, and other governments).

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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. Other U.S. state privacy laws, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, and the Oregon Consumer Privacy Act, have introduced additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. Based on feedback from the European Commission in connection with the DMA, we expect we will need to make some modifications to our model, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as the third quarter of 2025. We will appeal the European Commission's decision but any modifications to our model may be imposed before or during the appeal process.

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

Further, we face significant competition from other companies that are developing their own AI features and technologies, including competition from AI features and technologies that may be similar or superior to our technologies or more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment and other technical and physical infrastructure, such as processing hardware, network capacity, computing power, and related energy requirements, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

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

Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, by the use of our products or services for illicit or objectionable ends, including, for example, any such actions around geopolitical events or elections in the United States and around the world, by decisions or recommendations regarding content on our platform from the independent Oversight Board, by research or media reports concerning the perceived or actual impacts of our products or services on user well-being, by our decisions regarding whether to enforce against content or suspend or disable participation on our platform by persons who violate our community standards or terms of service, or by any negative sentiment associated with our management.

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

We are making significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our open source AI models. We are also continuing to increase our investments in new platforms and technologies, including as part of our metaverse and wearables efforts. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2024 overall operating profit by approximately $17.73 billion, and we expect our Reality Labs investments and operating losses to increase in 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.
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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, and political challenges, among others. We have changed, suspended, and terminated certain of these projects as a result of various factors, and may continue to do so in the future. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, power or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, including trade disputes or other developments, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products and services, or impairment of assets on our balance sheet. For example, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, tariffs, sanctions, export or import controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

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

Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation. Certain jurisdictions have applied novel or aggressive interpretations of their laws in an effort to raise additional tax revenue from companies such as Meta, and we may experience similar developments in the future. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS's position and are litigating this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.

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

Over the last several years, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax regime. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to certain digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business. In the absence of active OECD discussions, countries may continue imposing unilateral tax measures, such as digital services taxes, outside existing treaty frameworks. These measures may proliferate in the absence of bilateral or multilateral agreement.

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

In addition, ongoing volatility due to international trade may prompt foreign governments to expand regulatory authority or adopt new measures, increasing compliance risks, taxes, and operational complexities. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities described above could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
Given our levels of share-based compensation, our tax rate has in the past varied, and may in the future vary, significantly depending on our stock price.

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the three months ended March 31, 2025, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $1.38 billion and our effective income tax rate by eight percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data combination, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, export controls, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, these U.S. and foreign laws and regulations may impose different obligations from each other and create the potential for significant fines to be imposed.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. Based on feedback from the European Commission in connection with the DMA, we expect we will need to make some modifications to our model, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as the third quarter of 2025. We will appeal the European Commission's decision but any modifications to our model may be imposed before or during the appeal process. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

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

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR and UK GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as U.S. state privacy laws, youth social media laws, the ePrivacy Directive, DMA, DSA, EU AI Act, the Korean Personal Information Protection Act, and the Indian Digital Personal Data Protection Act. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we are subject to restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement.

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

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR and UK GDPR, U.S. state privacy laws, youth social media laws, ePrivacy Directive, DMA, DSA, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines or damages (including for loss of control of data without other damage), judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
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

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, and potential fines or other penalties in the event of non-compliance, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries and U.S. states have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have ended the availability of news content for Canadian users on Facebook and Instagram. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation or investigations may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

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

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights, including in novel areas such as those relating to AI training and AI outputs. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, or introduce new features for existing products, which could increase our exposure to intellectual property claims from competitors, non-practicing entities, and other rights holders.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $740.91 through March 31, 2025. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
January 1 - 31, 2025	6,946	$676.63	6,946	$46,578
February 1 - 28, 2025	11,233	$714.25	11,233	$38,555
March 1 - 31, 2025	1,073	$566.46	1,073	$37,948
Total	19,252		19,252
____________________________________
(1)On November 18, 2016, we announced that our board of directors had authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 9 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On January 31, 2025, Andrew Bosworth, our Chief Technology Officer, entered into a trading plan that provides for the sale of up to 95% of the net shares received during the duration of the plan pursuant to Mr. Bosworth's outstanding equity awards and any future equity award grants. The plan will terminate on January 30, 2027, subject to early termination for certain specified events set forth in the plan.

On February 1, 2025, Mark Zuckerberg, our founder, Chairman, and Chief Executive Officer, entered into a trading plan that provides for the sale of an aggregate of up to 141,000 shares of our Class A common stock and 143,660 shares of our Class B common stock held by entities affiliated with Mr. Zuckerberg. The plan will terminate on November 22, 2025, subject to early termination for certain specified events set forth in the plan.

On February 11, 2025, Jennifer Newstead, our Chief Legal Officer, entered into a trading plan that provides for the sale of up to approximately 80% of the net shares received during the duration of the plan pursuant to Ms. Newstead's outstanding equity awards and any future equity award grants. The plan will terminate on May 15, 2026, subject to early termination for certain specified events set forth in the plan.

On February 12, 2025, Susan Li, our Chief Financial Officer, entered into a trading plan that provides for the sale of an aggregate of up to 22,988 shares of our Class A common stock and up to all of the net shares received during the duration of the plan pursuant to Ms. Li and her spouse’s outstanding equity awards and any future equity award grants. The plan will terminate on February 20, 2026, subject to early termination for certain specified events set forth in the plan.

On February 14, 2025, Robert M. Kimmitt, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of 2,800 shares of our Class A common stock. The plan will terminate on October 17, 2025, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated Bonus Plan, effective January 1, 2025.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of April 2025.

META PLATFORMS, INC.

Date: April 30, 2025	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2025	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)