Form 10-Q
period 2025-06-30
Meta Platforms, Inc.
filed 2025-07-31
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,168,962,480	shares outstanding as of July 25, 2025
Class B Common Stock	$0.000006 par value	343,178,995	shares outstanding as of July 25, 2025

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,005	$43,889
Marketable securities	35,066	33,926
Accounts receivable, net	16,561	16,994
Prepaid expenses and other current assets	9,981	5,236
Total current assets	73,613	100,045
Non-marketable equity investments	21,988	6,070
Property and equipment, net	147,039	121,346
Operating lease right-of-use assets	15,662	14,922
Goodwill	20,654	20,654
Other assets	15,788	13,017
Total assets	$294,744	$276,054

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,271	$7,687
Operating lease liabilities, current	1,977	1,942
Accrued expenses and other current liabilities	25,057	23,967
Total current liabilities	37,305	33,596
Operating lease liabilities, non-current	18,751	18,292
Long-term debt	28,832	28,826
Long-term income taxes	12,046	9,987
Other liabilities	2,740	2,716
Total liabilities	99,674	93,417
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,173 million and 2,190 million shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively; 4,141 million Class B shares authorized, 343 million and 344 million shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	88,496	83,228
Accumulated other comprehensive income (loss)	229	(3,097)
Retained earnings	106,345	102,506
Total stockholders' equity	195,070	182,637
Total liabilities and stockholders' equity	$294,744	$276,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$47,516	$39,071	$89,830	$75,527
Costs and expenses:
Cost of revenue	8,491	7,308	16,063	13,948
Research and development	12,942	10,537	25,092	20,515
Marketing and sales	2,979	2,721	5,735	5,285
General and administrative	2,663	3,658	4,943	7,114
Total costs and expenses	27,075	24,224	51,833	46,862
Income from operations	20,441	14,847	37,997	28,665
Interest and other income, net	93	259	919	624
Income before provision for income taxes	20,534	15,106	38,916	29,289
Provision for income taxes	2,197	1,641	3,935	3,455
Net income	$18,337	$13,465	$34,981	$25,834
Earnings per share:
Basic	$7.28	$5.31	$13.87	$10.17
Diluted	$7.14	$5.16	$13.56	$9.86
Weighted-average shares used to compute earnings per share:
Basic	2,518	2,534	2,522	2,540
Diluted	2,570	2,610	2,580	2,619
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$18,337	$13,465	$34,981	$25,834
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	1,866	(149)	2,760	(694)
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	228	109	566	154
Comprehensive income	$20,431	$13,425	$38,307	$25,294
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,523	$—	$85,568	$(1,865)	$101,326	$185,029	2,537	$—	$75,391	$(2,655)	$76,793	$149,529
Net income	—	—	—	—	18,337	18,337	—	—	—	—	13,465	13,465
Other comprehensive income (loss)	—	—	—	2,094	—	2,094	—	—	—	(40)	—	(40)
Issuance of common stock	15	—	—	—	—	—	17	—	—	—	—	—
Shares withheld related to net share settlement	(5)	—	(1,906)	—	(2,204)	(4,110)	(7)	—	(1,737)	—	(1,471)	(3,208)
Share-based compensation	—	—	4,834	—	—	4,834	—	—	4,616	—	—	4,616
Share repurchases	(17)	—	—	—	(9,762)	(9,762)	(14)	—	—	—	(6,315)	(6,315)
Dividends and dividend equivalents declared (1)	—	—	—	—	(1,349)	(1,349)	—	—	—	—	(1,284)	(1,284)
Other	—	—	—	—	(3)	(3)	—	—	—	—	—	—
Balances at end of period	2,516	$—	$88,496	$229	$106,345	$195,070	2,533	$—	$78,270	$(2,695)	$81,188	$156,763

	Six Months Ended June 30, 2025						Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,534	$—	$83,228	$(3,097)	$102,506	$182,637	2,561	$—	$73,253	$(2,155)	$82,070	$153,168
Net income	—	—	—	—	34,981	34,981	—	—	—	—	25,834	25,834
Other comprehensive income (loss)	—	—	—	3,326	—	3,326	—	—	—	(540)	—	(540)
Issuance of common stock	31	—	—	—	—	—	33	—	—	—	—	—
Shares withheld related to net share settlement	(13)	—	(3,713)	—	(5,280)	(8,993)	(14)	—	(3,161)	—	(3,209)	(6,370)
Share-based compensation	—	—	8,981	—	—	8,981	—	—	8,178	—	—	8,178
Share repurchases	(36)	—	—	—	(23,159)	(23,159)	(47)	—	—	—	(20,950)	(20,950)
Dividends and dividend equivalents declared (1)	—	—	—	—	(2,691)	(2,691)	—	—	—	—	(2,557)	(2,557)
Other	—	—	—	—	(12)	(12)	—	—	—	—	—	—
Balances at end of period	2,516	$—	$88,496	$229	$106,345	$195,070	2,533	$—	$78,270	$(2,695)	$81,188	$156,763
____________________________________
(1) Dividend per share was $0.525 and $0.50 for the three months ended June 30, 2025 and 2024, respectively, and $1.05 and $1.00 for the six months ended June 30, 2025 and 2024, respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$34,981	$25,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,242	7,011
Share-based compensation	8,981	8,178
Deferred income taxes	(2,163)	(2,098)
Unrealized loss on marketable equity securities	374	—
Other	(430)	209
Changes in assets and liabilities:
Accounts receivable	1,466	1,350
Prepaid expenses and other current assets	686	16
Other assets	(242)	(41)
Accounts payable	(574)	(862)
Accrued expenses and other current liabilities	(3,338)	(1,771)
Other liabilities	1,604	790
Net cash provided by operating activities	49,587	38,616
Cash flows from investing activities
Purchases of property and equipment	(29,479)	(14,573)
Purchases of marketable securities	(19,509)	(10,176)
Sales and maturities of marketable securities	19,057	7,858
Purchases of non-marketable equity investments	(15,214)	(7)
Payments for held-for-sale assets	(775)	—
Acquisitions of businesses and intangible assets	(62)	(129)
Other investing activities	14	(5)
Net cash used in investing activities	(45,968)	(17,032)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8,993)	(6,370)
Repurchases of Class A common stock	(22,921)	(21,307)
Payments for dividends and dividend equivalents	(2,656)	(2,539)
Principal payments on finance leases	(1,225)	(614)
Other financing activities	323	(115)
Net cash used in financing activities	(35,472)	(30,945)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	243	(440)
Net decrease in cash, cash equivalents, and restricted cash equivalents	(31,610)	(9,801)
Cash, cash equivalents, and restricted cash equivalents at beginning of the period	45,438	42,827
Cash, cash equivalents, and restricted cash equivalents at end of the period	$13,828	$33,026

Reconciliation of cash, cash equivalents, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$12,005	$32,045
Restricted cash equivalents, included in prepaid expenses and other current assets	161	100
Restricted cash equivalents, included in other assets	1,662	881
Total cash, cash equivalents, and restricted cash equivalents	$13,828	$33,026
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow data
Cash paid for income taxes, net	$5,544	$6,559
Cash paid for interest, net of amounts capitalized	$478	$245
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$10,618	$3,229
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$132	$267
Non-marketable equity investments in accrued expenses and other current liabilities	$651	$—
Repurchases of Class A common stock in accrued expenses and other current liabilities	$131	$—
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

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to loss contingencies, income taxes, valuation of long-lived assets and their associated estimated useful lives, valuation of non-marketable equity investments, revenue recognition, valuation of goodwill, credit losses of available-for-sale debt securities and accounts receivable, and fair value of financial instruments and leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In January 2025, we completed an assessment of the useful lives of property and equipment, which resulted in an increase in the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. Based on the servers and network assets placed in service as of December 31, 2024, the financial impact of this change in estimate included a reduction in depreciation expense of $1.58 billion and an increase in net income of $1.34 billion, or $0.52 per diluted share, for the six months ended June 30, 2025.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advertising	$46,563	$38,329	$87,955	$73,965
Other revenue	583	389	1,093	769
Family of Apps	47,146	38,718	89,048	74,734
Reality Labs	370	353	782	793
Total revenue	$47,516	$39,071	$89,830	$75,527

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States and Canada	$18,454	$14,640	$35,323	$28,287
Europe (1)	11,128	9,153	20,749	17,557
Asia-Pacific	12,858	10,967	24,097	21,279
Rest of World (1)	5,076	4,311	9,661	8,404
Total revenue	$47,516	$39,071	$89,830	$75,527
____________________________________
(1)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Total deferred revenue was $876 million and $772 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we expect most of the deferred revenue to be realized in less than a year.

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

For the three and six months ended June 30, 2025, approximately 1 million shares of Class A common stock equivalent of restricted stock units (RSUs) were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. For the three and six months ended June 30, 2024, RSUs with an anti-dilutive effect were 33 million and 18 million shares, respectively.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS:
Numerator
Distributed earnings	$1,327	$1,266	$2,656	$2,539
Undistributed earnings	17,010	12,199	32,325	23,295
Net income	$18,337	$13,465	$34,981	$25,834
Denominator
Shares used in computation of basic EPS (1)	2,518	2,534	2,522	2,540
Basic EPS	$7.28	$5.31	$13.87	$10.17
Diluted EPS:
Numerator
Net income for diluted EPS	$18,337	$13,465	$34,981	$25,834
Denominator
Shares used in computation of basic EPS (1)	2,518	2,534	2,522	2,540
Effect of dilutive RSUs	52	76	58	79
Shares used in computation of diluted EPS	2,570	2,610	2,580	2,619
Diluted EPS	$7.14	$5.16	$13.56	$9.86
____________________________________
(1)Includes 2,175 million and 2,189 million shares of Class A common stock and 343 million and 345 million shares of Class B common stock, for the three months ended June 30, 2025 and 2024, respectively; and 2,179 million and 2,193 million shares of Class A common stock and 343 million and 347 million shares of Class B common stock, for the six months ended June 30, 2025 and 2024, respectively.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,658	$6,658	$—	$—
U.S. government securities	352	352	—	—
Time deposits	251	—	251	—
Total cash equivalents	7,261	7,010	251	—
Marketable securities:
U.S. government securities	14,749	14,749	—	—
U.S. government agency securities	1,602	1,602	—	—
Corporate debt securities	13,854	—	13,854	—
Marketable equity securities	4,861	4,861	—	—
Total marketable securities	35,066	21,212	13,854	—
Restricted cash equivalents	1,704	1,704	—	—
Other assets	105	—	—	105
Total	$44,136	$29,926	$14,105	$105

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$36,165	$36,165	$—	$—
U.S. government and agency securities	23	23	—	—
Time deposits	369	—	369	—
Corporate debt securities	114	—	114	—
Total cash equivalents	36,671	36,188	483	—
Marketable securities:
U.S. government securities	14,889	14,889	—	—
U.S. government agency securities	3,053	3,053	—	—
Corporate debt securities	14,758	—	14,758	—
Marketable equity securities	1,226	1,226	—	—
Total marketable securities	33,926	19,168	14,758	—
Restricted cash equivalents	1,193	1,193	—	—
Other assets	101	—	—	101
Total	$71,891	$56,549	$15,241	$101

Unrealized Losses

Marketable debt securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,208	$(5)	$2,767	$(56)	$3,975	$(61)
U.S. government agency securities	129	—	622	(5)	751	(5)
Corporate debt securities	570	(2)	3,059	(62)	3,629	(64)
Total	$1,907	$(7)	$6,448	$(123)	$8,355	$(130)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,860	$(71)	$4,330	$(146)	$11,190	$(217)
U.S. government agency securities	435	(2)	2,083	(44)	2,518	(46)
Corporate debt securities	2,989	(26)	6,373	(192)	9,362	(218)
Total	$10,284	$(99)	$12,786	$(382)	$23,070	$(481)

The allowance for credit losses and the gross unrealized gains on our marketable debt securities were not material as of June 30, 2025 and December 31, 2024.

Marketable equity securities

The unrealized losses on our marketable equity securities were $511 million and $374 million for the three and six months ended June 30, 2025, respectively. These losses are recorded within interest and other income, net on our condensed consolidated statements of income.

Contractual Maturities

The following table classifies our marketable debt securities by contractual maturities (in millions):

June 30, 2025
Due within one year	$3,388
Due after one year to five years	26,817
Total	$30,205
Note 5. Non-Marketable Equity Investments

The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	June 30, 2025	December 31, 2024
Non-marketable equity investments under measurement alternative:
Initial cost	$20,231	$6,342
Cumulative upward adjustments	359	300
Cumulative impairment/downward adjustments	(624)	(624)
Carrying value	19,966	6,018
Non-marketable equity investments under equity method	2,022	52
Total non-marketable equity investments	$21,988	$6,070
Our non-marketable equity investments are in privately-held companies without readily determinable fair values. In June 2025, we completed an investment in Scale AI by acquiring a non-voting minority of its outstanding equity. Out of the total consideration, $13.79 billion was included in non-marketable equity investments accounted for under the measurement alternative method, as we do not have significant influence over Scale AI's operations.
Our non-marketable equity method investments include mostly unconsolidated variable interest entities (VIE) of which we are not the primary beneficiary as we do not direct the activities that would significantly affect their economic performance. As of June 30, 2025, our maximum exposure to loss in these VIEs was $1.98 billion, which is the carrying value of our investments. Subsequent to June 30, 2025, we have extended tender offers of up to $3.0 billion to acquire additional equity interests in these VIEs.
Investments held in our non-marketable equity investment portfolios are subject to equity price risk.

Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2025	December 31, 2024
Land	$2,650	$2,561
Servers and network assets	85,833	68,397
Buildings	50,507	47,076
Leasehold improvements	7,575	7,293
Equipment and other	8,135	7,150
Finance lease right-of-use assets	6,685	5,384
Construction in progress	35,942	26,802
Property and equipment, gross	197,327	164,663
Less: Accumulated depreciation	(50,288)	(43,317)
Property and equipment, net	$147,039	$121,346

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expense on property and equipment was $4.28 billion and $3.58 billion for the three months ended June 30, 2025 and 2024, respectively, and $8.12 billion and $6.92 billion for the six months ended June 30, 2025 and 2024, respectively. Within property and equipment, our servers and network assets depreciation expenses were $3.12 billion and $2.64 billion for the three months ended June 30, 2025 and 2024, respectively, and $5.74 billion and $4.99 billion for the six months ended June 30, 2025 and 2024, respectively. We extended the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. See Note 1 — Summary of Significant Accounting Policies - Use of Estimates.
Held-for-sale Assets

At the beginning of June 2025, we approved a plan to dispose of certain data center assets and reclassified $2.04 billion of these assets as held-for-sale. These assets mostly consisted of construction in progress and land, which are reported at the lower of their carrying amounts or fair values less costs to sell. No loss was recognized upon reclassification, as these assets are expected to be disposed of within the next twelve months through a contribution to a third party for the purpose of co-developing data centers. As of June 30, 2025, total held-for-sale assets were $3.26 billion, included within prepaid expenses and other current assets on our condensed consolidated balance sheets.
Note 7. Long-term Debt

The carrying amount of our long-term debt in the form of fixed-rate senior unsecured notes (the Notes) was $28.83 billion as of June 30, 2025 and December 31, 2024. The total estimated fair value of our outstanding Notes was $28.21 billion and $27.83 billion as of June 30, 2025 and December 31, 2024, respectively. The fair value was determined based on the quoted prices for the Notes as of each reporting date, and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 8. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of June 30, 2025. These lease obligations were approximately $52.56 billion, mostly for data centers, certain network infrastructure, and colocations, which will commence between the remainder of 2025 and 2034.

We also have $27.95 billion of non-cancelable contractual commitments as of June 30, 2025. These commitments are mostly related to our investments in servers and network infrastructure, consumer hardware products in Reality Labs, and data centers, with $18.30 billion due in 2025.

Additionally, as part of the normal course of business, we have entered into agreements ranging from three to 25 years to purchase clean and renewable energy that do not specify a fixed or minimum volume commitment. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. The objectors' deadline to appeal lapsed on May 14, 2025, rendering the settlement agreement final. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and the court has yet to rule. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 10, 2025, we filed a motion to stay the constitutional proceeding for 90 days in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 29, 2025, the district court in the constitutional proceeding granted our motion to stay the matter, subject to any further order from that court. The parties are required to file a joint status report in the constitutional proceeding on or before September 2, 2025.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC held oral argument before the Commissioners on those issues on November 12, 2024. On January 10, 2025, the Commission issued a decision on certain threshold legal issues, including that the Commission has statutory authority to modify consent orders. The Commission stated that its decision is subject to Meta's jurisdictional challenges then pending before the U.S. Court of Appeals for the District of Columbia Circuit in U.S. v. Facebook, Inc., and that the nature and scope of any further administrative proceedings would be addressed at a later date. On July 30, 2025, the Commission issued an order staying the Order to Show Cause proceeding pending final resolution of the two judicial cases we filed challenging the proceeding. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. Trial for the Flo Health case began on July 21, 2025 and is expected to conclude by early August 2025.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. Post-trial briefing is expected to conclude on September 10, 2025 and the court is expected to issue a decision in the second half of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users and has scheduled trial on an individual basis.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but cannot rule out that further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the third quarter of 2025.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial beginning on November 19, 2025 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is anticipated to be scheduled beginning in summer 2026. In addition, beginning in November 2024, counsel for tens of thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process.

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
Note 9. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases under this program. During the six months ended June 30, 2025, we repurchased and subsequently retired 36 million shares of our Class A common stock for an aggregate amount of $23.16 billion, including excise taxes. As of June 30, 2025, $28.23 billion remained available and authorized for repurchases.

Dividend

The following table summarizes our dividends activities for the periods presented (in millions, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Class A	Class B	Total
2025
March 14, 2025	March 26, 2025	$0.525	$1,145	$180	$1,325
June 16, 2025	June 26, 2025	$0.525	$1,142	$180	$1,322
2024
February 22, 2024	March 26, 2024	$0.50	$1,099	$174	$1,273
June 14, 2024	June 26, 2024	$0.50	$1,093	$173	$1,266
September 16, 2024	September 26, 2024	$0.50	$1,090	$172	$1,262
December 16, 2024	December 27, 2024	$0.50	$1,095	$172	$1,267

Beginning in the first quarter of 2025, our board of directors increased the cash dividend by 5% to $0.525 per share of outstanding Class A and Class B common stock. During the three and six months ended June 30, 2025 and 2024, dividend equivalent payments on eligible equity awards, which are not included above, were not material.

Share-based Compensation Plan

Our board of directors and stockholders approved our 2025 Equity Incentive Plan (2025 Plan), effective as of May 28, 2025, which serves as the successor to our 2012 Equity Incentive Plan (2012 Plan) and provides for the issuance of RSUs, incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, performance shares, and stock bonuses to qualified employees, directors, and consultants. No new awards will be issued under the 2012 Plan as of the effective date of the 2025 Plan. Outstanding awards under the 2012 Plan continue to be subject to the terms and conditions of the 2012 Plan. Shares that are withheld in connection with the net settlement of RSUs granted under the 2012 Plan and 2025 Plan, as well as forfeited shares underlying RSUs that were granted under the 2012 Plan and 2025 Plan, are added to the reserves of the 2025 Plan. As of June 30, 2025, there were 466 million shares of our Class A common stock reserved for future issuance under our 2025 Plan.

The following table summarizes our share-based compensation expense, which consists of RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$278	$288	$549	$510
Research and development	4,080	3,780	7,507	6,691
Marketing and sales	234	287	470	513
General and administrative	242	261	455	464
Total	$4,834	$4,616	$8,981	$8,178

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2024	122,632	$302.27
Granted	38,566	$615.80
Vested	(30,540)	$288.95
Forfeited	(8,798)	$318.97
Unvested at June 30, 2025	121,860	$403.63

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2025 and 2024 was $9.81 billion and $7.89 billion, respectively, and $21.34 billion and $15.46 billion during the six months ended June 30, 2025 and 2024, respectively. The income tax benefit recognized related to awards vested during the three months ended June 30, 2025 and 2024 was $2.02 billion and $1.65 billion, respectively, and $4.38 billion and $3.27 billion during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $46.75 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

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

Our gross unrecognized tax benefits were $16.78 billion and $15.13 billion as of June 30, 2025 and December 31, 2024, respectively. These unrecognized tax benefits primarily related to the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of June 30, 2025 were realized in a future period, this would result in a tax benefit of $10.98 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.60 billion and $2.21 billion as of June 30, 2025 and December 31, 2024, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

Facebook, Inc. v. Comm'r of Internal Revenue

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We did not agree with the position of the IRS and filed a petition in the Tax Court challenging the Notice (Facebook, Inc. v. Comm'r of Internal Revenue (2010 tax year)). On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022.

In March 2018, we received a second Notice from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice (Facebook, Inc. v. Comm'r of Internal Revenue (2011-2013 tax years)).

On May 22, 2025, the Tax Court issued its opinion in Facebook, Inc. v. Comm'r of Internal Revenue (2010 tax year). The Tax Court opinion provided a value of $7.79 billion for the intellectual property transferred to our international subsidiary, which is $1.48 billion higher than we reported. We estimated the net tax effects based on the revised value, and our provision for income taxes increased due to the remeasurement of unrecognized tax benefits. The Tax Court will review tax estimates submitted by both parties and determine the tax due in its forthcoming Tax Court decision. We will reassess any remeasurement of unrecognized tax benefits in the period in which the Tax Court decision is entered. At that time, we and the IRS will each have the option to file an appeal to the Ninth Circuit U.S. Court of Appeals.

Note 11. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Family of Apps:
Revenue	$47,146	$38,718	$89,048	$74,734
Employee compensation (1)	(9,336)	(7,746)	(18,366)	(15,192)
Other costs and expenses (2)	(12,839)	(11,637)	(23,946)	(22,543)
Income from operations	$24,971	$19,335	$46,736	$36,999

Reality Labs:
Revenue	$370	$353	$782	$793
Employee compensation (1)	(2,523)	(2,600)	(5,301)	(5,058)
Other costs and expenses (3)	(2,377)	(2,241)	(4,220)	(4,069)
Loss from operations	$(4,530)	$(4,488)	$(8,739)	$(8,334)

Total:
Revenue	$47,516	$39,071	$89,830	$75,527
Employee compensation (1)	(11,859)	(10,346)	(23,667)	(20,250)
Other costs and expenses	(15,216)	(13,878)	(28,166)	(26,612)
Income from operations	$20,441	$14,847	$37,997	$28,665
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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2025 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the second quarter of 2025 are set forth below. Total revenue for the second quarter of 2025 was $47.52 billion, an increase of 22% compared to the second quarter of 2024, due to an increase in advertising revenue. Ad impressions delivered across our Family of Apps in the second quarter of 2025 increased 11% year-over-year, and our average price per ad in the second quarter of 2025 increased 9% year-over-year.

Income from operations for the second quarter of 2025 was $20.44 billion, an increase of $5.59 billion, or 38%, compared to the second quarter of 2024, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in infrastructure costs and employee compensation, partially offset by lower legal-related costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change
	2025	2024		2025	2024		2025	2024

	(in millions, except percentages)
Revenue	$47,146	$38,718	22%	$370	$353	5%	$47,516	$39,071	22%
Costs and expenses	22,175	19,383	14%	4,900	4,841	1%	27,075	24,224	12%
Income (loss) from operations	$24,971	$19,335	29%	$(4,530)	$(4,488)	(1)%	$20,441	$14,847	38%
Operating margin	53%	50%		(1,224)%	(1,271)%		43%	38%

•Net income was $18.34 billion, with diluted earnings per share (EPS) of $7.14 for the three months ended June 30, 2025.
•Capital expenditures, including principal payments on finance leases, were $17.01 billion for the three months ended June 30, 2025.
•Share repurchases of our Class A common stock were $9.76 billion and total dividend and dividend equivalent payments were $1.33 billion for the three months ended June 30, 2025.
•Cash, cash equivalents, and marketable securities were $47.07 billion as of June 30, 2025.
•Effective tax rate was 11% for the three months ended June 30, 2025.
•Headcount was 75,945 as of June 30, 2025, an increase of 7% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.48 billion on average for June 2025, an increase of 6% year-over-year.
•Ad impressions delivered across our Family of Apps in the second quarter of 2025 increased by 11% year-over-year.
•Average price per ad in the second quarter of 2025 increased by 9% year-over-year.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, European Digital Services Act, Digital Markets Act, and U.S. state privacy laws including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, have impacted our ability to use data signals in our ad products, and an increasing number of laws have been introduced limiting or prohibiting the provision of our services to younger users. We expect these and other developments will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads and may negatively impact our advertising revenue and user engagement. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We subsequently began offering users in the region who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are less relevant and effective than our premium ad offerings. We are engaging with regulators on our consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the six months ended June 30, 2025, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount.

We are also making significant investments in our metaverse and wearables efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the six months ended June 30, 2025, our RL segment reduced our overall operating profit by approximately $8.74 billion, and we continue to expect our full-year RL operating losses to increase in 2025. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our RL efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this will become the next computing platform and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is mainly in geographies that monetize at lower rates, such as Asia-Pacific. In the second quarter of 2025, revenue increased by 21% in United States & Canada, 24% in Europe, 19% in Asia-Pacific, and 24% in Rest of World, in each case relative to the same period in 2024.

-

Ad Revenue	Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from paid messaging from WhatsApp, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

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

**Daily Active People
Worldwide
(in billions)
(daily average over month ended)**

4.00
3.00
2.00
1.00
0.00
3.07
3.14
3.19
3.24
3.27
3.29
3.35
3.43
3.48
Jun 30 2023
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025

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

Worldwide DAP increased 6% to 3.48 billion on average during June 2025 from 3.27 billion during June 2024.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$10.42	$10.93	$12.33	$11.20	$11.89	$12.29	$14.25	$12.36	$13.65

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the second quarter of 2025, worldwide ARPP was $13.65, an increase of 15% from the second quarter of 2024.

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

Other revenue. Other revenue consists of revenue from paid messaging from WhatsApp, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$47,516	$39,071	$89,830	$75,527
Costs and expenses:
Cost of revenue	8,491	7,308	16,063	13,948
Research and development	12,942	10,537	25,092	20,515
Marketing and sales	2,979	2,721	5,735	5,285
General and administrative	2,663	3,658	4,943	7,114
Total costs and expenses	27,075	24,224	51,833	46,862
Income from operations	20,441	14,847	37,997	28,665
Interest and other income, net	93	259	919	624
Income before provision for income taxes	20,534	15,106	38,916	29,289
Provision for income taxes	2,197	1,641	3,935	3,455
Net income	$18,337	$13,465	$34,981	$25,834

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	19	18	18
Research and development	27	27	28	27
Marketing and sales	6	7	6	7
General and administrative	6	9	6	9
Total costs and expenses	57	62	58	62
Income from operations	43	38	42	38
Interest and other income, net	—	1	1	1
Income before provision for income taxes	43	39	43	39
Provision for income taxes	5	4	4	5
Net income	39%	34%	39%	34%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Advertising	$46,563	$38,329	21%	$87,955	$73,965	19%
Other revenue	583	389	50%	1,093	769	42%
Family of Apps	47,146	38,718	22%	89,048	74,734	19%
Reality Labs	370	353	5%	782	793	(1)%
Total revenue	$47,516	$39,071	22%	$89,830	$75,527	19%

Family of Apps

FoA revenue in the three and six months ended June 30, 2025 increased $8.43 billion, or 22%, and $14.31 billion, or 19%, respectively, compared to the same periods in 2024. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and six months ended June 30, 2025 increased $8.23 billion, or 21%, and $13.99 billion, or 19%, respectively, compared to the same periods in 2024, due to increases in ad impressions delivered and average price per ad. During the three and six months ended June 30, 2025, ad impressions delivered increased by 11% and 8%, respectively, year-over-year, as compared with increases of 10% and 15%, respectively in the same periods in 2024. Ad impressions delivered during the three and six months ended June 30, 2025 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement on our products. During the three and six months ended June 30, 2025, the average price per ad increased by 9% and 10%, respectively, year-over-year, as compared with increases of 10% and 8%, respectively, in the same periods in 2024. The increases in average price per ad were driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Second Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three and six months ended June 30, 2025 compared to the same periods in 2024. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and six months ended June 30, 2025 increased $194 million, or 50%, and $324 million, or 42%, respectively, compared to the same periods in 2024. The increases were mostly driven by paid messaging from WhatsApp and Meta Verified subscriptions.

Reality Labs

RL revenue in the three months ended June 30, 2025 increased $17 million, or 5%, compared to the same period in 2024, driven by an increase in sales of Ray-Ban Meta AI glasses, partially offset by a net decrease in Meta Quest sales. RL revenue in the six months ended June 30, 2025 decreased $11 million, or 1%, compared to the same period in 2024.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the three and six months ended June 30, 2025 compared to the same periods in 2024. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended June 30, 2025, our total revenue and advertising revenue would have been $47.60 billion and $46.64 billion, which were $82 million and $80 million higher than actual total revenue and advertising revenue, respectively. Using these constant rates, for the six months ended June 30, 2025, our total revenue and advertising revenue would have been $91.15 billion and $89.26 billion, which were $1.32 billion and $1.30 billion higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Cost of revenue	$8,491	$7,308	16%	$16,063	$13,948	15%
Percentage of revenue	18%	19%		18%	18%

Cost of revenue in the three and six months ended June 30, 2025 increased $1.18 billion, or 16%, and $2.12 billion, or 15%, respectively, compared to the same periods in 2024. The increases were mainly due to higher operational expenses related to our data centers and technical infrastructure, which included decreases in the depreciation growth rate due to an extension in the useful lives of servers and network assets, effective January 1, 2025. To a lesser extent, higher costs associated with partner arrangements also contributed to the increases in the three and six months ended June 30, 2025.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Research and development	$12,942	$10,537	23%	$25,092	$20,515	22%
Percentage of revenue	27%	27%		28%	27%

Research and development expenses in the three and six months ended June 30, 2025 increased $2.40 billion, or 23%, and $4.58 billion, or 22%, respectively, compared to the same periods in 2024. The increases were mostly due to higher employee compensation and infrastructure costs for research and development.

The higher employee compensation was mainly from a 10% growth in employee headcount from June 30, 2024 to June 30, 2025 in engineering and other technical functions supporting our continued investment in our family of products and Reality Labs.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Marketing and sales	$2,979	$2,721	9%	$5,735	$5,285	9%
Percentage of revenue	6%	7%		6%	7%

Marketing and sales expenses in the three and six months ended June 30, 2025 increased $258 million, or 9%, and $450 million, or 9%, respectively, compared to the same periods in 2024. The increases were primarily due to higher professional services related to ongoing platform integrity efforts and marketing and promotional expenses. In the three months ended June 30, 2025, the increase was partially offset by a decrease in employee compensation related to a 2% decrease in employee headcount from June 30, 2024 to June 30, 2025 in our marketing and sales functions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
General and administrative	$2,663	$3,658	(27)%	$4,943	$7,114	(31)%
Percentage of revenue	6%	9%		6%	9%

General and administrative expenses in the three and six months ended June 30, 2025 decreased $995 million, or 27%, and $2.17 billion, or 31%, respectively, compared to the same periods in 2024. The decreases were mostly driven by lower legal-related costs.

See Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Family of Apps	$24,971	$19,335	29%	$46,736	$36,999	26%
Reality Labs	(4,530)	(4,488)	(1)%	(8,739)	(8,334)	(5)%
Total income from operations	$20,441	$14,847	38%	$37,997	$28,665	33%

Family of Apps

FoA income from operations in the three and six months ended June 30, 2025 increased $5.64 billion, or 29%, and $9.74 billion, or 26%, respectively, compared to the same periods in 2024. The increases in FoA income from operations were driven by higher advertising revenue which was partially offset by increases in costs and expenses. The increases in costs and expenses were mainly due to increases in employee compensation and infrastructure costs, partially offset by lower legal-related costs.

Reality Labs

RL loss from operations in the three months ended June 30, 2025 increased $42 million, or 1%, compared to the same period in 2024, driven by an increase in RL costs and expenses. The increase in RL costs and expenses was driven by an increase in RL technology development costs.

RL loss from operations in the six months ended June 30, 2025 increased $405 million, or 5%, compared to the same period in 2024, driven by an increase in RL costs and expenses. The increase in RL costs and expenses was mostly due to increases in employee compensation and RL technology development costs.

See Note 8 — Commitments and Contingencies, and Note 11 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs and segment employee compensation, respectively.

Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Interest income	$481	$540	(11)%	$1,139	$1,125	1%
Interest expense	(241)	(128)	(88)%	(481)	(255)	(89)%
Foreign currency exchange gains (losses), net	196	(168)	217%	427	(316)	235%
Other income (expense), net	(343)	15	NM	(166)	70	(337)%
Total interest and other income, net	$93	$259	(64)%	$919	$624	47%
____________________________________
NM — not meaningful

Interest expense increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, due to higher long-term debt balances. Foreign currency exchange gains (losses), net increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of foreign currency transactions and remeasurement. The decreases in other income (expense), net in the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven by unrealized losses on our marketable equity securities.

See Note 4 — Financial Instruments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding unrealized losses on our marketable equity securities.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Provision for income taxes	$2,197	$1,641	34%	$3,935	$3,455	14%
Effective tax rate	11%	11%		10%	12%

Our provision for income taxes in the three and six months ended June 30, 2025 increased $556 million, or 34%, and $480 million, or 14%, respectively, compared to the same periods in 2024, due to increases in income before provision for income taxes. In the six months ended June 30, 2025, the increase was partially offset by a decrease in the effective tax rate.

Our effective tax rate was flat in the three months ended June 30, 2025 compared to the same period in 2024. Our effective tax rate decreased in the six months ended June 30, 2025 compared to the same period in 2024, a majority of which was due to excess tax benefits recognized from share-based compensation.

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

With the enactment of the One Big Beautiful Bill Act (OBBBA) on July 4, 2025, we anticipate a reduction in our U.S. federal cash tax payments for the remainder of 2025 and future years. There are several alternative ways of implementing the provisions of the OBBBA, which we are currently evaluating. While we estimate that the 2025 tax rate will be higher than our tax rate in the second quarter of 2025, we cannot quantify the magnitude at this time. We expect to recognize the effects of the OBBBA in our financial results in the period ending September 30, 2025.

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime. We do not expect these changes to have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions we operate in. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

See Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $47.07 billion as of June 30, 2025, a decrease of $30.74 billion from December 31, 2024. The decrease was mostly due to $30.70 billion of capital expenditures, including principal payments on finance leases, $25.58 billion of capital returns for repurchases of our Class A common stock and payments of dividends and dividend equivalents, $15.21 billion of non-marketable equity investments, and $8.99 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards. These decreases were partially offset by $49.59 billion of cash generated from operations.

The following table presents our cash flows (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$49,587	$38,616
Net cash used in investing activities	$(45,968)	$(17,032)
Net cash used in financing activities	$(35,472)	$(30,945)

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2025 mostly consisted of $34.98 billion net income adjusted for certain non-cash items, such as $8.98 billion of share-based compensation expense, $8.24 billion of depreciation and amortization expense, and $2.16 billion of deferred income taxes. The increase in cash flows from operating activities during the six months ended June 30, 2025, compared to the same period in 2024, was due primarily to an increase in cash collections from our customers driven by the increase in revenue and lower cash paid for income taxes, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 mostly consisted of $29.48 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $15.21 billion of purchases of non-marketable equity investments. The increase in cash used in investing activities during the six months ended June 30, 2025, compared to the same period in 2024, was mostly due to increases in non-marketable equity investments and purchases of property and equipment.

We anticipate making capital expenditures of approximately $66 billion to $72 billion in 2025 to support our core business and AI efforts.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 mostly consisted of $22.92 billion for repurchases of our Class A common stock, $2.66 billion of payments of dividends and dividend equivalents, and $8.99 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the six months ended June 30, 2025, compared to the same period in 2024, was mostly due to increases in taxes paid related to net share settlement of RSUs and share repurchases.
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

Leases and Contractual Commitments

Our operating and finance leases include data centers, offices, certain network infrastructure and colocations. In addition to lease liabilities, we have leases that have not yet commenced of approximately $52.56 billion as of June 30, 2025, which will commence between the remainder of 2025 and 2034.

We also have $27.95 billion of contractual commitments as of June 30, 2025, mostly related to our investments in servers and network infrastructure, consumer hardware products in Reality Labs, and data centers.

Long-term Debt

As of June 30, 2025, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $29.0 billion, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of June 30, 2025 were $1.38 billion and $27.41 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the six months ended June 30, 2025, we repurchased and subsequently retired 36 million shares of our Class A common stock for an aggregate amount of $23.16 billion. As of June 30, 2025, $28.23 billion remained available and authorized for repurchases.

Dividend

Beginning in February 2025, we increased our quarterly cash dividends from $0.50 to $0.525 per share of Class A and Class B common stock. During the six months ended June 30, 2025, we paid $2.66 billion of dividends and dividend equivalents. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $5.54 billion during the six months ended June 30, 2025. Our long-term income tax liabilities include $12.05 billion related to the uncertain tax positions as of June 30, 2025. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

In the second quarter of 2025, we made additional investments in marketable equity securities and non-marketable equity investments that could have a material impact on the fair value or carrying value of our holdings. For additional information about our marketable equity securities and non-marketable equity investments, see Note 4 — Financial Instruments and Note 5 — Non-Marketable Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Except as described above, there have been no material changes to our market risk exposures during the six months ended June 30, 2025. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability theories. Outside of the United States, we are subject to new regulatory regimes, including the Digital Services Act, Digital Markets Act, EU AI Act and similar statutes in non-EU countries such as the UK Digital Markets, Competition and Consumer Act, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages (including for loss of control of data without other damage) and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, intellectual property, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. The objectors' deadline to appeal lapsed on May 14, 2025, rendering the settlement agreement final. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and the court has yet to rule. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on December 1, 2025. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 10, 2025, we filed a motion to stay the constitutional proceeding for 90 days in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 29, 2025, the district court in the constitutional proceeding granted our motion to stay the matter, subject to any further order from that court. The parties are required to file a joint status report in the constitutional proceeding on or before September 2, 2025.

On April 1, 2024, we filed our response to the FTC's Order to Show Cause, arguing, among other things, that the Order to Show Cause proceeding was legally improper. Per FTC orders, we completed briefing on threshold legal issues on July 18, 2024, and the FTC held oral argument before the Commissioners on those issues on November 12, 2024. On January 10, 2025, the Commission issued a decision on certain threshold legal issues, including that the Commission has statutory authority to modify consent orders. The Commission stated that its decision is subject to Meta's jurisdictional challenges then pending before the U.S. Court of Appeals for the District of Columbia Circuit in U.S. v. Facebook, Inc., and that the nature and scope of any further administrative proceedings would be addressed at a later date. On July 30, 2025, the Commission issued an order staying the Order to Show Cause proceeding pending final resolution of the two judicial cases we filed challenging the proceeding. Through the administrative process, the FTC could amend the order to impose the additional requirements set forth in the proposed order. We should have the opportunity to appeal an FTC decision modifying the order and could request the appellate court to stay the enforcement of the modifications to the order while the appeal is pending. It is unclear whether the appeal or the request for a stay would be successful.

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to an interim stay from the Irish High Court. On October 7, 2022, President Biden signed the Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities (E.O.), and on June 30, 2023, the European Union and the three additional countries making up the EEA were designated by the United States Attorney General as a "qualifying state" under Section 3(f) of the E.O. On July 10, 2023, the European Commission adopted an adequacy decision in relation to the United States. The adequacy decision concludes that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the "Data Privacy Framework List," maintained and made publicly available by the United States Department of Commerce pursuant to the EU-U.S. Data Privacy Framework (EU-U.S. DPF). The implementation of the EU-U.S. DPF and the adequacy decision are important and welcome milestones, and we have implemented steps to comply with the above corrective orders following engagement with the IDPC. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, lead to additional claims from users, or adversely affect our business.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. Trial for the Flo Health case began on July 21, 2025 and is expected to conclude by early August 2025.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. Post-trial briefing is expected to conclude on September 10, 2025 and the court is expected to issue a decision in the second half of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users and has scheduled trial on an individual basis.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but cannot rule out that further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the third quarter of 2025.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, and Canada on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial beginning on November 19, 2025 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is anticipated to be scheduled beginning in summer 2026. In addition, beginning in November 2024, counsel for tens of thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process.

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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. A number of U.S. state privacy laws, including those in Colorado, Oregon, and Texas, have introduced additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but cannot rule out that further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the third quarter of 2025.

In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms. In addition, we have implemented, and may continue to implement, product changes that give users the ability to limit our use of such data signals to improve ads and other experiences on our products and services, including changes implemented in connection with the GDPR, ePrivacy Directive, DMA, and other regulatory frameworks.

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

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. Our efforts to implement default end-to-end encryption across our personal messaging services on Facebook and Instagram have been subject to governmental and regulatory scrutiny in multiple jurisdictions. For example, the Nevada Attorney General is seeking to enjoin our offering of default end-to-end encryption on Messenger for all Nevada residents under the age of 18.

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

We are making significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount. If our investments are not successful longer-term, our business and financial performance could be harmed.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI and superintelligence, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, or other complications that could adversely affect our business, reputation, or financial results.

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

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands is critical to maintaining and expanding our base of users, marketers, and developers. Many of our new users are referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products, terms of service, or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, competition, generative AI, superintelligence, younger users, and other issues, including actions or decisions in connection with elections or geopolitical events, which has adversely affected, and may in the future adversely affect, our reputation and brands. For example, in January 2025, we announced certain changes to our content policies and enforcement efforts to further free expression on our platform and mitigate over-enforcement of certain of our content policies. Beginning in September 2021, we became the subject of media, legislative, and regulatory scrutiny as a result of a former employee's allegations and release of internal company documents relating to, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. In addition, in March 2018, we announced developments regarding the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. We also may fail to respond expeditiously or appropriately to the sharing of content on our services, or to practices by advertisers or developers, that are illegal, illicit, or in violation of our policies, or fail to otherwise enforce our policies, address objectionable content or practices on our services, or address other user concerns, which has occurred in the past and which could erode confidence in our brands.

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
•fluctuations in the market values of our investments in marketable securities, in the valuation of our non-marketable equity investments, and in interest rates;
•the incurrence of indebtedness or our ability to refinance existing indebtedness on acceptable terms;
•changes in U.S. generally accepted accounting principles; and
•changes in regional or global business, macroeconomic, or geopolitical conditions, which may impact the other factors described above.
Unfavorable media coverage negatively affects our business.

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. We have also been, and expect to continue to be, subject to media coverage in connection with litigation matters. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, younger users, employment, contingent workers, activities on our platform, consumer protection, unfair and deceptive trade practices, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of biometric technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). We have seen an increase in litigation and threatened claims related to the provision of our services to younger users, and expect to face similar litigation in the future, including as global youth-related regulation continues to evolve. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

We have had, and may in the future have, exposure to greater than anticipated tax liabilities.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the One Big Beautiful Bill Act (OBBBA) enacted in July 2025 is expected to have a significant impact on our tax obligations and effective tax rate for the third quarter of 2025. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, many countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that will impact our effective tax rate. For example, in the six months ended June 30, 2025, excess tax benefits recognized from share-based compensation decreased our provision for income taxes by $2.39 billion and our effective income tax rate by six percentage points as compared to the tax rate without such benefits. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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

We currently depend on the continued services and performance of our key personnel, including Mark Zuckerberg. Mr. Zuckerberg and certain other members of management participate in various high-risk activities, such as combat sports, extreme sports, and recreational aviation, which carry the risk of serious injury and death. If Mr. Zuckerberg were to become unavailable for any reason, there could be a material adverse impact on our operations. The loss of other key personnel, including members of management as well as key engineering, product development, science, research, marketing, and sales personnel, could also disrupt our operations and have an adverse effect on our business.

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, AI, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on whether and how a company can moderate content on its services, and/or on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the

ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but cannot rule out that further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the third quarter of 2025. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. The interpretation and enforcement of the DMA and the DSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. We are also subject to new legislation or regulatory decisions that restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, California, Florida, New York, Texas, and Utah, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined or stayed as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We are facing similar challenges in other jurisdictions, including Europe and Asia-Pacific. For example, various EU member states are currently considering a range of legislation from mandatory age verification requirements to banning minor access to social media services. In addition, recent legislation in Australia imposes a social media ban for users under 16 years old that is expected to be effective by December 2025, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not create user accounts. As a result of legislative proposals, new laws, and evolving interpretation of existing laws in Europe, Asia-Pacific, and other jurisdictions, we are also, and expect to continue to be, subject to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could continue to cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, AI, generative AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation, and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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

We have faced, currently face, and will continue to face claims and government and regulatory inquiries relating to information or content that is published or made available on our products, including claims, inquiries, and investigations relating to our policies, algorithms, and enforcement decisions with respect to such information or content. In particular, the nature of our business exposes us to claims and inquiries related to defamation, dissemination of misinformation or news hoaxes, deceptive and fraudulent advertising, sanctions, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, on- or offline safety and well-being (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, illegal gaming, and other fraudulent or otherwise illegal activity), products liability, consumer protection, and breach of contract, among others. For example, over the last several years we have seen an increase in claims brought by or on behalf of younger users, including claims related to well-being issues based on allegedly harmful content that is shared on or recommended by our products. In addition, we have been subject to litigation alleging that our ad targeting and delivery practices constitute violations of anti-discrimination laws.

The potential risks relating to any of the foregoing types of claims are currently enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which the EU member states have since implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. Additionally, in June 2025, the Brazilian Supreme Court partially invalidated the country's intermediary liability framework, which previously limited platform responsibility for third-party content. The new court-established liability framework requires platforms to remove unlawful content upon private notice and to implement adequate measures to prevent and remove illegal ads and content related to certain crimes under local law, resulting in civil liability in case of non-compliance. As a result, we anticipate making product and operational changes to our content reporting processes in Brazil and may face increased litigation and/or regulatory enforcement. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (Section 230) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, including electoral-related and AI-generated content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. In addition, we could become subject to new consumer protection laws and regulations that may be adopted or amended, including those related to payments activity as well as sharing, collection, and use of payments-related data. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our regulated Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

From time to time, we receive notice from patent, copyright, and trademark holders and other parties alleging that certain of our products and services, trademarks, or user content, infringe their intellectual property rights or that certain employees may have misappropriated trade secrets from their former employers. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products and services, we expect the number of intellectual property claims against us to grow. For example, we and other companies are, and expect to continue to be, the subject of litigation in the United States, Europe, Canada, and elsewhere alleging copyright infringement in connection with the acquisition, distribution, and use of copyrighted materials for AI training as well as potential reproduction of copyrighted materials in AI outputs, including cases addressing the applicability of the fair use defense in the United States. There can be no assurances that favorable final outcomes will be obtained in these cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to change or cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to change or cease some or all of our operations or pay substantial amounts to the other parties, including statutory damages to large numbers of copyright holders. For certain jurisdictions, including the United States, statutory damages for copyright liability are calculated on a per work basis. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices, or branding or discontinue the practices or branding. The development of alternative non-infringing technology, branding or practices could require significant effort and expense, could result in less effective technology, branding or practices or otherwise negatively affect the user experience, or may not be feasible. We have experienced unfavorable outcomes in such disputes and litigation in the past, and our business, financial condition, and results of operations could be materially and adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $747.90 through June 30, 2025. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2025	9,103	$526.85	9,103	$33,151
May 1 - 31, 2025	3,718	$630.76	3,718	$30,807
June 1 - 30, 2025	3,698	$697.80	3,698	$28,226
Total	16,519		16,519
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
Item 5.Other Information

Rule 10b5-1 Trading Plans

On May 5, 2025, Christopher K. Cox, our Chief Product Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of up to 75,000 shares of our Class A common stock. The plan will terminate on July 31, 2026, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	2025 Equity Incentive Plan.					X

10.2+	2025 Equity Incentive Plan forms of award agreements.					X

10.3+	Director Compensation Policy, as amended.					X

10.4+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors.					X

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 30th day of July 2025.

META PLATFORMS, INC.

Date: July 30, 2025	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2025	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)