Form 10-Q
period 2025-09-30
Meta Platforms, Inc.
filed 2025-10-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,177,889,269	shares outstanding as of October 24, 2025
Class B Common Stock	$0.000006 par value	342,638,328	shares outstanding as of October 24, 2025

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2025

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,187	$43,889
Marketable securities	34,261	33,926
Accounts receivable, net	17,297	16,994
Prepaid expenses and other current assets	11,373	5,236
Total current assets	73,118	100,045
Non-marketable equity investments	25,074	6,070
Property and equipment, net	160,270	121,346
Operating lease right-of-use assets	17,372	14,922
Goodwill	21,158	20,654
Other assets	6,852	13,017
Total assets	$303,844	$276,054

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,798	$7,687
Operating lease liabilities, current	2,113	1,942
Accrued expenses and other current liabilities	27,047	23,967
Total current liabilities	36,958	33,596
Operating lease liabilities, non-current	20,113	18,292
Long-term debt	28,834	28,826
Long-term income taxes	11,738	9,987
Other liabilities	12,135	2,716
Total liabilities	109,778	93,417
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,178 million and 2,190 million shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively; 4,141 million Class B shares authorized, 343 million and 344 million shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	92,330	83,228
Accumulated other comprehensive income (loss)	159	(3,097)
Retained earnings	101,577	102,506
Total stockholders' equity	194,066	182,637
Total liabilities and stockholders' equity	$303,844	$276,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$51,242	$40,589	$141,073	$116,116
Costs and expenses:
Cost of revenue	9,206	7,375	25,269	21,322
Research and development	15,144	11,177	40,237	31,693
Marketing and sales	2,845	2,822	8,581	8,107
General and administrative	3,512	1,865	8,455	8,978
Total costs and expenses	30,707	23,239	82,542	70,100
Income from operations	20,535	17,350	58,531	46,016
Interest and other income, net	1,128	472	2,047	1,095
Income before provision for income taxes	21,663	17,822	60,578	47,111
Provision for income taxes	18,954	2,134	22,888	5,589
Net income	$2,709	$15,688	$37,690	$41,522
Earnings per share:
Basic	$1.08	$6.20	$14.96	$16.37
Diluted	$1.05	$6.03	$14.62	$15.88
Weighted-average shares used to compute earnings per share:
Basic	2,517	2,529	2,520	2,536
Diluted	2,572	2,600	2,578	2,615
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,709	$15,688	$37,690	$41,522
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(162)	937	2,598	243
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	92	566	658	720
Comprehensive income	$2,639	$17,191	$40,946	$42,485
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,516	$—	$88,496	$229	$106,345	$195,070	2,533	$—	$78,270	$(2,695)	$81,188	$156,763
Net income	—	—	—	—	2,709	2,709	—	—	—	—	15,688	15,688
Other comprehensive income (loss)	—	—	—	(70)	—	(70)	—	—		1,503	—	1,503
Issuance of common stock	16	—	450	—	—	450	16	—	—	—	—	—
Shares withheld related to net share settlement	(7)	—	(2,166)	—	(2,969)	(5,135)	(7)	—	(1,776)	—	(1,768)	(3,544)
Share-based compensation	—	—	5,555	—	—	5,555	—	—	4,250	—	—	4,250
Share repurchases	(4)	—	—	—	(3,160)	(3,160)	(18)	—	—	—	(8,856)	(8,856)
Dividends and dividend equivalents declared (1)	—	—	—	—	(1,361)	(1,361)	—	—	—	—	(1,280)	(1,280)
Other	—	—	(5)	—	13	8	—	—	5	—	—	5
Balances at end of period	2,521	$—	$92,330	$159	$101,577	$194,066	2,524	$—	$80,749	$(1,192)	$84,972	$164,529

	Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value					Shares	Par Value
Balances at beginning of period	2,534	$—	$83,228	$(3,097)	$102,506	$182,637	2,561	$—	$73,253	$(2,155)	$82,070	$153,168
Net income	—	—	—	—	37,690	37,690	—	—	—	—	41,522	41,522
Other comprehensive income	—	—	—	3,256	—	3,256	—	—	—	963	—	963
Issuance of common stock	47	—	450	—	—	450	49	—	—	—	—	—
Shares withheld related to net share settlement	(20)	—	(5,880)	—	(8,248)	(14,128)	(21)	—	(4,937)	—	(4,976)	(9,913)
Share-based compensation	—	—	14,537	—	—	14,537	—	—	12,428	—	—	12,428
Share repurchases	(40)	—	—	—	(26,319)	(26,319)	(65)	—	—	—	(29,807)	(29,807)
Dividends and dividend equivalents declared (1)	—	—	—	—	(4,052)	(4,052)	—	—	—	—	(3,837)	(3,837)
Other	—	—	(5)	—	—	(5)	—	—	5	—	—	5
Balances at end of period	2,521	$—	$92,330	$159	$101,577	$194,066	2,524	$—	$80,749	$(1,192)	$84,972	$164,529
____________________________________
(1) Dividend per share was $0.525 and $0.50 for the three months ended September 30, 2025 and 2024, respectively, and $1.575 and $1.50 for the nine months ended September 30, 2025 and 2024, respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$37,690	$41,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,205	11,038
Share-based compensation	14,537	12,428
Deferred income taxes	17,704	(3,406)
Unrealized gain on marketable equity securities	(548)	—
Other	(453)	206
Changes in assets and liabilities:
Accounts receivable	660	1,493
Prepaid expenses and other current assets	(348)	(168)
Other assets	(209)	(70)
Accounts payable	(637)	(195)
Accrued expenses and other current liabilities	(2,883)	(1,199)
Other liabilities	868	1,691
Net cash provided by operating activities	79,586	63,340
Cash flows from investing activities
Purchases of property and equipment	(48,308)	(22,831)
Purchases of marketable securities	(22,349)	(14,644)
Sales and maturities of marketable securities	23,761	11,972
Purchases of non-marketable equity investments	(18,260)	(10)
Payments for held-for-sale assets	(1,797)	—
Acquisitions of businesses and intangible assets	(815)	(261)
Other investing activities	(48)	122
Net cash used in investing activities	(67,816)	(25,652)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(14,128)	(9,913)
Repurchases of Class A common stock	(26,248)	(30,125)
Payments for dividends and dividend equivalents	(3,986)	(3,802)
Proceeds from issuance of long-term debt, net	—	10,432
Principal payments on finance leases	(1,770)	(1,558)
Other financing activities	613	(350)
Net cash used in financing activities	(45,519)	(35,316)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	252	(72)
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	(33,497)	2,300
Cash, cash equivalents, and restricted cash equivalents at beginning of the period	45,438	42,827
Cash, cash equivalents, and restricted cash equivalents at end of the period	$11,941	$45,127

Reconciliation of cash, cash equivalents, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$10,187	$43,852
Restricted cash equivalents, included in prepaid expenses and other current assets	142	90
Restricted cash equivalents, included in other assets	1,612	1,185
Total cash, cash equivalents, and restricted cash equivalents	$11,941	$45,127
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow data
Cash paid for income taxes, net	$6,293	$8,326
Cash paid for interest, net of amounts capitalized	$603	$356
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9,136	$7,217
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$1,931	$186
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

The condensed consolidated financial statements include the accounts of Meta Platforms, Inc. and its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.

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

In January 2025, we completed an assessment of the useful lives of property and equipment, which resulted in an increase in the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. Based on the servers and network assets placed in service as of December 31, 2024, the financial impact of this change in estimate included a reduction in depreciation expense of $2.29 billion and an increase in net income of $1.96 billion, or $0.76 per diluted share, for the nine months ended September 30, 2025.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024, except for an update to our income taxes accounting policies as described in Note 11 — Income Taxes.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising	$50,082	$39,885	$138,037	$113,850
Other revenue	690	434	1,784	1,203
Family of Apps	50,772	40,319	139,821	115,053
Reality Labs	470	270	1,252	1,063
Total revenue	$51,242	$40,589	$141,073	$116,116

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States and Canada	$19,708	$15,619	$55,031	$43,906
Europe (1)	11,566	9,205	32,315	26,762
Asia-Pacific	14,304	11,243	38,401	32,522
Rest of World (1)	5,664	4,522	15,326	12,926
Total revenue	$51,242	$40,589	$141,073	$116,116
____________________________________
(1)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Total deferred revenue was $924 million and $772 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we expect most of the deferred revenue to be realized in less than a year.

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

For the three and nine months ended September 30, 2025, approximately 1 million shares of Class A common stock equivalent of restricted stock units (RSUs) were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. For the three and nine months ended September 30, 2024, RSUs with an anti-dilutive effect were not material.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS:
Numerator
Distributed earnings	$1,330	$1,263	$3,986	$3,802
Undistributed earnings	1,379	14,425	33,704	37,720
Net income	$2,709	$15,688	$37,690	$41,522
Denominator
Shares used in computation of basic EPS (1)	2,517	2,529	2,520	2,536
Basic EPS	$1.08	$6.20	$14.96	$16.37
Diluted EPS:
Numerator
Net income for diluted EPS	$2,709	$15,688	$37,690	$41,522
Denominator
Shares used in computation of basic EPS (1)	2,517	2,529	2,520	2,536
Effect of dilutive RSUs	55	71	58	79
Shares used in computation of diluted EPS	2,572	2,600	2,578	2,615
Diluted EPS	$1.05	$6.03	$14.62	$15.88
____________________________________
(1)Includes 2,174 million and 2,184 million shares of Class A common stock and 343 million and 345 million shares of Class B common stock, for the three months ended September 30, 2025 and 2024, respectively; and 2,177 million and 2,190 million shares of Class A common stock and 343 million and 346 million shares of Class B common stock, for the nine months ended September 30, 2025 and 2024, respectively.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,531	$5,531	$—	$—
U.S. government securities	191	191	—	—
Time deposits	301	—	301	—
Total cash equivalents	6,023	5,722	301	—
Marketable securities:
U.S. government securities	14,292	14,292	—	—
U.S. government agency securities	827	827	—	—
Corporate debt securities	13,014	—	13,014	—
Marketable equity securities	6,128	6,128	—	—
Total marketable securities	34,261	21,247	13,014	—
Restricted cash equivalents	1,622	1,622	—	—
Other assets	106	—	—	106
Total	$42,012	$28,591	$13,315	$106

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$36,165	$36,165	$—	$—
U.S. government and agency securities	23	23	—	—
Time deposits	369	—	369	—
Corporate debt securities	114	—	114	—
Total cash equivalents	36,671	36,188	483	—
Marketable securities:
U.S. government securities	14,889	14,889	—	—
U.S. government agency securities	3,053	3,053	—	—
Corporate debt securities	14,758	—	14,758	—
Marketable equity securities	1,226	1,226	—	—
Total marketable securities	33,926	19,168	14,758	—
Restricted cash equivalents	1,193	1,193	—	—
Other assets	101	—	—	101
Total	$71,891	$56,549	$15,241	$101

Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of September 30, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,141	$(3)	$2,209	$(36)	$3,350	$(39)
U.S. government agency securities	8	—	48	—	56	—
Corporate debt securities	465	(1)	2,215	(38)	2,680	(39)
Total	$1,614	$(4)	$4,472	$(74)	$6,086	$(78)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,860	$(71)	$4,330	$(146)	$11,190	$(217)
U.S. government agency securities	435	(2)	2,083	(44)	2,518	(46)
Corporate debt securities	2,989	(26)	6,373	(192)	9,362	(218)
Total	$10,284	$(99)	$12,786	$(382)	$23,070	$(481)

As of September 30, 2025 and December 31, 2024, the gross unrealized gains on our marketable debt securities were $281 million and $27 million, respectively, and the allowance for credit losses were not material.

The following table classifies our marketable debt securities by contractual maturities (in millions):

September 30, 2025
Due within one year	$2,700
Due after one year to five years	25,433
Total	$28,133
Marketable Equity Securities

The unrealized gains on our marketable equity securities were $922 million and $548 million for the three and nine months ended September 30, 2025, respectively. These gains are recorded within interest and other income, net on our condensed consolidated statements of income.
Note 5. Non-Marketable Equity Investments

Our non-marketable equity investments are in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	September 30, 2025	December 31, 2024
Non-marketable equity investments under measurement alternative:
Initial cost	$20,261	$6,342
Cumulative upward adjustments	379	300
Cumulative impairment/downward adjustments	(623)	(624)
Carrying value	20,017	6,018
Non-marketable equity investments under equity method	5,057	52
Total non-marketable equity investments	$25,074	$6,070
In June 2025, we completed an investment in Scale AI by acquiring a non-voting minority of its outstanding equity. Out of the total consideration, $13.79 billion was included in non-marketable equity investments accounted for under the measurement alternative method, as we do not have significant influence over Scale AI's operations.
Our non-marketable equity method investments include mostly unconsolidated variable interest entities (VIE) of which we are not the primary beneficiary as we do not direct the activities that would significantly affect their economic performance. As of September 30, 2025, our maximum exposure to loss in these VIEs was $5.01 billion, which represents the carrying value of our investments, including the tender offers executed during the three months ended September 30, 2025.
Investments held in our non-marketable equity investment portfolios are subject to equity price risk.

Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Land	$2,809	$2,561
Servers and network assets	92,142	68,397
Buildings	50,753	47,076
Leasehold improvements	8,233	7,293
Equipment and other	8,710	7,150
Finance lease right-of-use assets	7,107	5,384
Construction in progress	44,015	26,802
Property and equipment, gross	213,769	164,663
Less: Accumulated depreciation	(53,499)	(43,317)
Property and equipment, net	$160,270	$121,346

Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers. Depreciation expense on property and equipment was $4.76 billion and $3.96 billion for the three months ended September 30, 2025 and 2024, respectively, and $12.88 billion and $10.88 billion for the nine months ended September 30, 2025 and 2024, respectively. Within property and equipment, our servers and network assets depreciation expenses were $3.60 billion and $2.97 billion for the three months ended September 30, 2025 and 2024, respectively, and $9.34 billion and $7.96 billion for the nine months ended September 30, 2025 and 2024, respectively. We extended the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. See Note 1 — Summary of Significant Accounting Policies - Use of Estimates.
Held-for-sale Assets

At the beginning of June 2025, we approved a plan to dispose of certain data center assets and reclassified $2.04 billion of these assets as held-for-sale. These assets mostly consisted of construction in progress and land, which are reported at the lower of their carrying amounts or fair values less costs to sell. No loss was recognized upon reclassification, as these assets are expected to be disposed of within the next twelve months through a contribution to a third party for the purpose of co-developing data centers. As of September 30, 2025, total held-for-sale assets were $4.66 billion, included within prepaid expenses and other current assets on our condensed consolidated balance sheets.
In October 2025, we contributed the held-for-sale assets to a newly formed joint venture. For information regarding the joint venture arrangement, see Note 13 — Subsequent Event.
Note 7. Acquisitions, Goodwill, and Intangible Assets
During the three months ended September 30, 2025, we acquired software licenses of $2.29 billion and completed business acquisitions that were not material to our condensed consolidated financial statements, individually and in aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions are not presented. The financial results of these business acquisitions were included in our condensed consolidated financial statements.
In connection with a certain business acquisition, we issued unregistered shares of our Class A common stock. See Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows (in millions):

	Family of Apps	Reality Labs	Total
December 31, 2024	$19,246	$1,408	$20,654
Acquisitions	505	—	505
Adjustments	—	(1)	(1)
September 30, 2025	$19,751	$1,407	$21,158

The following table sets forth the major categories of the intangible assets and their weighted-average remaining useful lives (in millions):

		September 30, 2025			December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3.6	$566	$(197)	$369	$442	$(247)	$195
Acquired patents	6.4	235	(146)	89	252	(165)	87
Acquired software	2.8	2,538	(251)	2,287	250	(58)	192
Other	1.4	23	(14)	9	24	(8)	16
Total finite-lived assets		3,362	(608)	2,754	968	(478)	490
Total indefinite-lived assets	N/A	425	—	425	425	—	425
Total		$3,787	$(608)	$3,179	$1,393	$(478)	$915

Amortization expense of intangible assets was $207 million and $63 million for the three months ended September 30, 2025 and 2024, respectively, and $326 million and $158 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

The remainder of 2025	$257
2026	965
2027	908
2028	535
2029	31
Thereafter	58
Total	$2,754

Note 8. Long-term Debt

The carrying amount of our long-term debt in the form of fixed-rate senior unsecured notes (the Notes) was $28.83 billion as of September 30, 2025 and December 31, 2024. The total estimated fair value of our outstanding Notes was $28.51 billion and $27.83 billion as of September 30, 2025 and December 31, 2024, respectively. The fair value was determined based on the quoted prices for the Notes as of each reporting date, and is categorized accordingly as Level 2 in the fair value hierarchy.

Note 9. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of September 30, 2025. These lease obligations were approximately $58.14 billion, mostly for data centers, colocations, and certain network infrastructure, which will commence between the remainder of 2025 and 2030.

We also have $81.19 billion of non-cancelable contractual commitments as of September 30, 2025. These commitments are mostly related to third-party cloud capacity arrangements and our continued investments in servers and network infrastructure, consumer hardware products in Reality Labs, and data centers, with $17.79 billion and $8.62 billion due in 2025 and 2026, respectively.

In October 2025, we entered into multi-year third-party cloud capacity arrangements for an aggregate amount of approximately $40 billion.

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

For information regarding income tax contingencies, see Note 11 — Income Taxes.

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. The objectors' deadline to appeal lapsed on May 14, 2025, rendering the settlement agreement final. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On August 1, 2025, the district court granted the parties' proposed order to stay the proceedings pending status updates from the parties.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 10, 2025, we filed a motion to stay the constitutional proceeding for 90 days in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 29, 2025, the district court in the constitutional proceeding granted our motion to stay the matter, subject to any further order from that court. The court ordered the parties to file a joint status report in the constitutional proceeding on or before November 24, 2025.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. Post-trial briefing concluded on September 10, 2025 and the court is expected to issue a decision in the fourth quarter of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, permitting it to proceed only on an individual basis as to the named plaintiffs. On April 28, 2025, we filed a motion for summary judgment in the user action, and on September 29, 2025, the court granted our motion, entering judgment in our favor.

On February 11, 2022, a putative class action was filed against us in the UK Competition Appeals Tribunal (CAT) under the UK collective proceedings regime (Lovdahl-Gormsen v. Meta Platforms, Inc. et al.). On October 6, 2023, following the denial of class certification, the class representative submitted an amended claim alleging abuse of dominance relating to aspects of our data processing practices and seeking damages. The CAT certified the amended claim on February 15, 2024. Trial is scheduled to begin in September 2027.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the fourth quarter of 2025.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial beginning on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is anticipated to be scheduled beginning in summer 2026. Across the cases described above, the damages or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for tens of thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. The trial date is currently vacated and could be rescheduled for as early as later in the fourth quarter of 2025.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on April 2, 2026.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. The Commission issued preliminary findings with respect to some of these topics on October 24, 2025 reflecting its preliminary view that we have infringed DSA obligations related to notice and action mechanisms for illegal content reporting, content moderation decision appeals, and data access for researchers. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams, in other parts of the world.

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. On September 25, 2025, the CFPB informed us that the investigation is closed.

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

Note 10. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases under this program. During the nine months ended September 30, 2025, we repurchased and subsequently retired 40 million shares of our Class A common stock for an aggregate amount of $26.32 billion, including excise taxes. As of September 30, 2025, $25.03 billion remained available and authorized for repurchases.

Dividend

The following table summarizes our dividends activities for the periods presented (in millions, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Class A	Class B	Total
2025
March 14, 2025	March 26, 2025	$0.525	$1,145	$180	$1,325
June 16, 2025	June 26, 2025	$0.525	$1,142	$180	$1,322
September 22, 2025	September 29, 2025	$0.525	$1,143	$180	$1,323
2024
February 22, 2024	March 26, 2024	$0.50	$1,099	$174	$1,273
June 14, 2024	June 26, 2024	$0.50	$1,093	$173	$1,266
September 16, 2024	September 26, 2024	$0.50	$1,090	$172	$1,262
December 16, 2024	December 27, 2024	$0.50	$1,095	$172	$1,267

Beginning in the first quarter of 2025, our board of directors increased the cash dividend by 5% to $0.525 per share of outstanding Class A and Class B common stock. During the three and nine months ended September 30, 2025 and 2024, dividend equivalent payments on eligible equity awards, which are not included above, were not material.

Share-based Compensation Plan

Our board of directors and stockholders approved our 2025 Equity Incentive Plan (2025 Plan), effective as of May 28, 2025, which serves as the successor to our 2012 Equity Incentive Plan (2012 Plan) and provides for the issuance of RSUs, incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, performance shares, and stock bonuses to qualified employees, directors, and consultants. No new awards will be issued under the 2012 Plan as of the effective date of the 2025 Plan. Outstanding awards under the 2012 Plan continue to be subject to the terms and conditions of the 2012 Plan. Shares that are withheld in connection with the net settlement of RSUs granted under the 2012 Plan and 2025 Plan, as well as forfeited shares underlying RSUs that were granted under the 2012 Plan and 2025 Plan, are added to the reserves of the 2025 Plan. As of September 30, 2025, there were 453 million shares of our Class A common stock reserved for future issuance under our 2025 Plan.

The following table summarizes our share-based compensation expense, which consists of RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$289	$266	$838	$775
Research and development	4,814	3,486	12,321	10,178
Marketing and sales	232	260	702	773
General and administrative	220	238	676	702
Total	$5,555	$4,250	$14,537	$12,428

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2024	122,632	$302.27
Granted	61,086	$661.03
Vested	(45,865)	$302.18
Forfeited	(11,606)	$348.26
Unvested at September 30, 2025	126,247	$471.66

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2025 and 2024 was $11.99 billion and $8.53 billion, respectively, and $33.33 billion and $23.99 billion during the nine months ended September 30, 2025 and 2024, respectively. The income tax benefit recognized related to awards vested during the three months ended September 30, 2025 and 2024 was $2.41 billion and $1.81 billion, respectively, and $6.79 billion and $5.08 billion during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $56.59 billion of unrecognized share-based compensation expense related to RSU awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 11. Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter, including excess tax benefits or shortfall tax expenses from share-based compensation and changes in unrecognized tax benefits. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the effects of tax law changes, and the U.S. tax benefits from foreign derived intangible income.

Our gross unrecognized tax benefits were $16.98 billion and $15.13 billion as of September 30, 2025 and December 31, 2024, respectively. These unrecognized tax benefits primarily related to the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of September 30, 2025 were realized in a future period, this would result in a tax benefit of $10.98 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.82 billion and $2.21 billion as of September 30, 2025 and December 31, 2024, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing several significant U.S. income tax provisions that will reduce our U.S. federal cash tax payments for the remainder of 2025 and future years. The provisions include the immediate expensing of domestic research and development costs and certain capital expenditures beginning in 2025, as well as an enhanced deduction for foreign-derived intangible income effective in 2026. The benefits from these provisions are limited by the 15% Corporate Alternative Minimum Tax (CAMT). As a result, we recorded a $15.93 billion discrete charge related to the implementation as of the enactment date of OBBBA, including recognition of a valuation allowance against our U.S. federal deferred tax assets. In determining the valuation allowance, our accounting policy incorporates the expected impact of future years’ CAMT in assessing the realizability of our deferred tax assets.

Facebook, Inc. v. Comm'r of Internal Revenue

In July 2016, we received a Statutory Notice of Deficiency ("2010 Notice") from the Internal Revenue Service (IRS) related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We did not agree with the position of the IRS and filed a petition in the Tax Court challenging the Notice (Facebook, Inc. v. Comm'r of Internal Revenue (2010 tax year)). On January 15, 2020, the IRS's amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022.

In March 2018, we received a second Notice ("2011-2013 Notice") from the IRS in conjunction with the examination of our 2011 through 2013 tax years. The IRS applied its position from the 2010 tax year to each of these years and also proposed new adjustments related to other transfer pricing with our foreign subsidiaries and certain tax credits that we claimed. We do not agree with the positions of the IRS in the second Notice and have filed a petition in the Tax Court challenging the second Notice (Facebook, Inc. v. Comm'r of Internal Revenue (2011-2013 tax years)).

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

In September 2025, we received a Statutory Notice of Deficiency ("2017-2019 Notice") from the IRS, asserting an additional $15.89 billion in tax, plus interest and penalties for our 2017 through 2019 tax years. This 2017-2019 Notice primarily relates to transfer pricing with our foreign subsidiaries and other international tax adjustments. The largest issue in the 2017-2019 Notice relates to the same underlying transfer pricing transaction that we litigated in the 2010 tax year trial and for which we received a Tax Court opinion in May 2025. The IRS' proposed adjustments do not represent a final determination and do not reflect offsets, including reduction in tax we would owe under the mandatory transition tax on accumulated foreign earnings, global intangible low-taxed income tax, and foreign-derived intangible income deduction from the 2017 Tax Cuts and Jobs Act. We do not agree with the IRS' position and are evaluating our options to challenge the 2017-2019 Notice. As of September 30, 2025, we believe our accrual for unrecognized tax benefits is adequate.
Note 12. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Family of Apps:
Revenue	$50,772	$40,319	$139,821	$115,053
Employee compensation (1)	(10,645)	(8,089)	(29,011)	(23,280)
Other costs and expenses (2)	(15,160)	(10,452)	(39,108)	(32,995)
Income from operations	$24,967	$21,778	$71,702	$58,778

Reality Labs:
Revenue	$470	$270	$1,252	$1,063
Employee compensation (1)	(2,594)	(2,655)	(7,895)	(7,713)
Other costs and expenses (3)	(2,308)	(2,043)	(6,528)	(6,112)
Loss from operations	$(4,432)	$(4,428)	$(13,171)	$(12,762)

Total:
Revenue	$51,242	$40,589	$141,073	$116,116
Employee compensation (1)	(13,239)	(10,744)	(36,906)	(30,993)
Other costs and expenses	(17,468)	(12,495)	(45,636)	(39,107)
Income from operations	$20,535	$17,350	$58,531	$46,016
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

Note 13. Subsequent Event

In October 2025, we entered into a joint venture (the Venture) with an affiliate of funds managed by Blue Owl Capital, Inc. (the Investor) to co-develop a new data center campus in Richland Parish, Louisiana.

At closing, we contributed $4.3 billion which included held-for-sale assets, net of liabilities, consisting mostly of construction in progress and land, while the Investor contributed $7.0 billion in cash to the Venture. In connection with the transaction, we received a one-time distribution of $2.6 billion. Following the closing, we hold a 20% membership interest and the Investor holds an 80% membership interest in the Venture.

We provide construction management, administrative and property management services to the Venture. We also entered into multiple operating lease agreements with the Venture for the use of properties on the data center campus, which will commence in 2029. The initial lease commitment is approximately $12.3 billion for a four-year lease term, with options to renew for a total lease period of up to 20 years. In addition, we provided a residual value guarantee for the first 16 years of operations whereby we would make a capped cash payment to the Venture if certain conditions are met following a non-renewal or termination of a data center lease and the then-current value of the data center falls below an agreed-upon threshold, which effectively begins at $28 billion and decreases over time. Our cash payment would be the difference between the then-current value and the threshold.

Our interest in the Venture will be accounted for as a non-marketable equity investment under equity method. As we do not direct the activities that most significantly impact the Venture's economic performance, the Venture will be an unconsolidated variable interest entity.

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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2025 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the third quarter of 2025 are set forth below. Total revenue for the third quarter of 2025 was $51.24 billion, an increase of 26% compared to the third quarter of 2024, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 25% compared to the third quarter of 2024. Ad impressions delivered across our Family of Apps in the third quarter of 2025 increased 14% year-over-year, and our average price per ad in the third quarter of 2025 increased 10% year-over-year.

Income from operations for the third quarter of 2025 was $20.53 billion, an increase of $3.18 billion, or 18%, compared to the third quarter of 2024, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was primarily due to increases in employee compensation, infrastructure costs, and legal-related costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual, augmented, and mixed reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change
	2025	2024		2025	2024		2025	2024

	(in millions, except percentages)
Revenue	$50,772	$40,319	26%	$470	$270	74%	$51,242	$40,589	26%
Costs and expenses	25,805	18,541	39%	4,902	4,698	4%	30,707	23,239	32%
Income (loss) from operations	$24,967	$21,778	15%	$(4,432)	$(4,428)	—%	$20,535	$17,350	18%
Operating margin	49%	54%		(943)%	(1,640)%		40%	43%

•Net income was $2.71 billion, with diluted earnings per share (EPS) of $1.05 for the three months ended September 30, 2025.
•Capital expenditures, including principal payments on finance leases, were $19.37 billion for the three months ended September 30, 2025.
•Share repurchases of our Class A common stock were $3.16 billion and total dividend and dividend equivalent payments were $1.33 billion for the three months ended September 30, 2025.
•Cash, cash equivalents, and marketable securities were $44.45 billion as of September 30, 2025.
•Effective tax rate was 87% for the three months ended September 30, 2025. This includes a one-time income tax charge of $15.93 billion accrued in the third quarter of 2025 related to the implementation as of the enactment date of the One Big Beautiful Bill Act.
•Headcount was 78,450 as of September 30, 2025, an increase of 8% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.54 billion on average for September 2025, an increase of 8% year-over-year.
•Ad impressions delivered across our Family of Apps in the third quarter of 2025 increased by 14% year-over-year.
•Average price per ad in the third quarter of 2025 increased by 10% year-over-year.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the nine months ended September 30, 2025, 83% of our total costs and expenses were recognized in FoA and 17% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require significantly increased investment in infrastructure.

We are also making significant investments in our metaverse and wearables efforts, including developing virtual, augmented, and mixed reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the nine months ended September 30, 2025, our RL segment reduced our overall operating profit by approximately $13.17 billion, and we continue to expect our full-year RL operating losses to increase in 2025. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our RL efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this will become the next computing platform and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is mainly in geographies that monetize at lower rates, such as Asia-Pacific. In the third quarter of 2025, revenue increased by 24% in United States & Canada, 29% in Europe, 25% in Asia-Pacific, and 32% in Rest of World, in each case relative to the same period in 2024.

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
3.14
3.19
3.24
3.27
3.29
3.35
3.43
3.48
3.54
Sep 30 2023
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025
Sep 30 2025

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

Worldwide DAP increased 8% to 3.54 billion on average during September 2025 from 3.29 billion during September 2024.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$10.93	$12.33	$11.20	$11.89	$12.29	$14.25	$12.36	$13.65	$14.46

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

During the third quarter of 2025, worldwide ARPP was $14.46, an increase of 18% from the third quarter of 2024.

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

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and AI glasses, and related software and content.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$51,242	$40,589	$141,073	$116,116
Costs and expenses:
Cost of revenue	9,206	7,375	25,269	21,322
Research and development	15,144	11,177	40,237	31,693
Marketing and sales	2,845	2,822	8,581	8,107
General and administrative	3,512	1,865	8,455	8,978
Total costs and expenses	30,707	23,239	82,542	70,100
Income from operations	20,535	17,350	58,531	46,016
Interest and other income, net	1,128	472	2,047	1,095
Income before provision for income taxes	21,663	17,822	60,578	47,111
Provision for income taxes	18,954	2,134	22,888	5,589
Net income	$2,709	$15,688	$37,690	$41,522

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	18	18	18
Research and development	30	28	29	27
Marketing and sales	6	7	6	7
General and administrative	7	5	6	8
Total costs and expenses	60	57	59	60
Income from operations	40	43	41	40
Interest and other income, net	2	1	1	1
Income before provision for income taxes	42	44	43	41
Provision for income taxes	37	5	16	5
Net income	5%	39%	27%	36%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Advertising	$50,082	$39,885	26%	$138,037	$113,850	21%
Other revenue	690	434	59%	1,784	1,203	48%
Family of Apps	50,772	40,319	26%	139,821	115,053	22%
Reality Labs	470	270	74%	1,252	1,063	18%
Total revenue	$51,242	$40,589	26%	$141,073	$116,116	21%

Family of Apps

FoA revenue in the three and nine months ended September 30, 2025 increased $10.45 billion, or 26%, and $24.77 billion, or 22%, respectively, compared to the same periods in 2024. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and nine months ended September 30, 2025 increased $10.20 billion, or 26%, and $24.19 billion, or 21%, respectively, compared to the same periods in 2024, due to increases in ad impressions delivered and average price per ad. During the three and nine months ended September 30, 2025, ad impressions delivered increased by 14% and 10%, respectively, year-over-year, as compared with increases of 7% and 12%, respectively in the same periods in 2024. Ad impressions delivered during the three and nine months ended September 30, 2025 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement on our products. During the three and nine months ended September 30, 2025, the average price per ad increased by 10% and 10%, respectively, year-over-year, as compared with increases of 11% and 9%, respectively, in the same periods in 2024. The increases in average price per ad were driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Third Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three and nine months ended September 30, 2025 compared to the same periods in 2024. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and nine months ended September 30, 2025 increased $256 million, or 59%, and $581 million, or 48%, respectively, compared to the same periods in 2024. The increases were mostly driven by paid messaging from WhatsApp and Meta Verified subscriptions.

Reality Labs

RL revenue in the three months ended September 30, 2025 increased $200 million, or 74%, compared to the same period in 2024, mostly due to increases in sales of Meta Quest and AI glasses. RL revenue in the nine months ended September 30, 2025 increased $189 million, or 18%, compared to the same period in 2024, primarily due to an increase in sales of AI glasses.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our revenue in the three months ended September 30, 2025 compared to the same period in 2024. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended September 30, 2025, our total revenue and advertising revenue would have been $50.83 billion and $49.67 billion, which were $412 million and $409 million lower than actual total revenue and advertising revenue, respectively.

Changes in foreign exchange rates had an unfavorable impact on our revenue in the nine months ended September 30, 2025 compared to the same period in 2024. Using prior year's monthly exchange rates, for the nine months ended September 30, 2025, our total revenue and advertising revenue would have been $141.98 billion and $138.93 billion, which were $906 million and $895 million higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Cost of revenue	$9,206	$7,375	25%	$25,269	$21,322	19%
Percentage of revenue	18%	18%		18%	18%

Cost of revenue in the three and nine months ended September 30, 2025 increased $1.83 billion, or 25%, and $3.95 billion, or 19%, respectively, compared to the same periods in 2024. The increases were mainly due to higher operational expenses related to our data centers and technical infrastructure, which included decreases in the depreciation growth rate due to an extension in the useful lives of servers and network assets, effective January 1, 2025. To a lesser extent, higher costs associated with partner arrangements also contributed to the increases in the three and nine months ended September 30, 2025.

See Note 1 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Research and development	$15,144	$11,177	35%	$40,237	$31,693	27%
Percentage of revenue	30%	28%		29%	27%

Research and development expenses in the three and nine months ended September 30, 2025 increased $3.97 billion, or 35%, and $8.54 billion, or 27%, respectively, compared to the same periods in 2024. The increases were mainly due to higher employee compensation and infrastructure costs for research and development to support our AI initiatives.

The higher employee compensation was primarily from an increase in share-based compensation expense and an 11% growth in employee headcount from September 30, 2024 to September 30, 2025 in engineering and other technical functions.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Marketing and sales	$2,845	$2,822	1%	$8,581	$8,107	6%
Percentage of revenue	6%	7%		6%	7%

Marketing and sales expenses in the three months ended September 30, 2025 were flat compared to the same period in 2024. Marketing and sales expenses in the nine months ended September 30, 2025 increased $474 million, or 6%, compared to the same period in 2024. The increase was mainly due to higher professional services related to ongoing platform integrity efforts.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
General and administrative	$3,512	$1,865	88%	$8,455	$8,978	(6)%
Percentage of revenue	7%	5%		6%	8%

General and administrative expenses in the three months ended September 30, 2025 increased $1.65 billion, or 88%, compared to the same period in 2024. The increase was primarily due to higher legal-related costs.

General and administrative expenses in the nine months ended September 30, 2025 decreased $523 million, or 6%, compared to the same periods in 2024. The decrease was driven by lower legal-related costs.

See Note 9 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Family of Apps	$24,967	$21,778	15%	$71,702	$58,778	22%
Reality Labs	(4,432)	(4,428)	—%	(13,171)	(12,762)	(3)%
Total income from operations	$20,535	$17,350	18%	$58,531	$46,016	27%

Family of Apps

FoA income from operations in the three and nine months ended September 30, 2025 increased $3.19 billion, or 15%, and $12.92 billion, or 22%, respectively, compared to the same periods in 2024. The increases in FoA income from operations were driven by higher advertising revenue which was partially offset by increases in costs and expenses. The increase in costs and expenses in the three months ended September 30, 2025 was primarily due to increases in employee compensation, infrastructure costs, and legal-related costs. The increase in costs and expenses in the nine months ended September 30, 2025 was primarily due to increases in employee compensation and infrastructure costs, partially offset by lower legal-related costs.

Reality Labs

RL loss from operations in the three months ended September 30, 2025 was flat compared to the same period in 2024, driven by an increase in RL revenue, offset by an increase in RL costs and expenses. The increase in RL costs and expenses was primarily due to increases in RL inventory costs and technology development costs, partially offset by a decrease in employee compensation.

RL loss from operations in the nine months ended September 30, 2025 increased $409 million, or 3%, compared to the same period in 2024, driven by an increase in RL costs and expenses. The increase in RL costs and expenses was mainly due to increases in RL technology development costs and employee compensation.

See Note 9 — Commitments and Contingencies, and Note 12 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs and segment employee compensation, respectively.

Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Interest income	$359	$661	(46)%	$1,498	$1,786	(16)%
Interest expense	(227)	(208)	(9)%	(709)	(464)	(53)%
Foreign currency exchange gains (losses), net	42	11	282%	470	(305)	254%
Other income, net	954	8	NM	788	78	NM
Total interest and other income, net	$1,128	$472	139%	$2,047	$1,095	87%
____________________________________
NM — not meaningful

Total interest and other income, net in the three and nine months ended September 30, 2025 increased $656 million, or 139%, and $952 million, or 87%, respectively, compared to the same periods in 2024. The increases were due to other income, net, related to unrealized gains on our marketable equity securities, partially offset by decreases in interest income due to lower investment balances. Foreign currency exchange gains from foreign currency transactions and remeasurement also contributed to the increase in the nine months ended September 30, 2025.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Provision for income taxes	$18,954	$2,134	788%	$22,888	$5,589	310%
Effective tax rate	87%	12%		38%	12%

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing several significant U.S. income tax provisions that will reduce our U.S. federal cash tax payments for the remainder of 2025 and future years. The provisions include the immediate expensing of domestic research and development costs and certain capital expenditures beginning in 2025, as well as an enhanced deduction for foreign-derived intangible income effective in 2026. The benefits from these provisions are limited by the 15% Corporate Alternative Minimum Tax (CAMT). As a result, we recorded a $15.93 billion one-time charge related to the implementation as of the enactment date of OBBBA, including recognition of a valuation allowance against our U.S. federal deferred tax assets. In determining the valuation allowance, our accounting policy incorporates the expected impact of future years’ CAMT in assessing the realizability of our deferred tax assets.

Our provision for income taxes in the three and nine months ended September 30, 2025 increased $16.82 billion and $17.30 billion, respectively, compared to the same periods in 2024, mostly due to increases in effective tax rate.

Our effective tax rate increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024, mostly due to the implementation of OBBBA, as described above.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: the effects of changes in tax law, changes in valuation allowance due to the effects of CAMT, U.S. tax benefits from foreign-derived intangible income, tax effects from share-based compensation, research tax credit, tax effects from capital losses not expected to be utilized, settlement of tax contingency items, and tax effects of changes in our business.

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime. We do not expect these changes to have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

Absent any changes to our tax landscape, we expect our fourth quarter 2025 tax rate to be in the range of 12-15%.

See Note 11 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $44.45 billion as of September 30, 2025, a decrease of $33.37 billion from December 31, 2024. The decrease was mostly due to $50.08 billion of capital expenditures which includes purchases of property and equipment and principal payments on finance leases; $30.23 billion of capital returns for repurchases of our Class A common stock and payments of dividends and dividend equivalents; $18.26 billion of non-marketable equity investments; and $14.13 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards. These decreases were partially offset by $79.59 billion of cash generated from operations.

The following table presents our cash flows (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$79,586	$63,340
Net cash used in investing activities	$(67,816)	$(25,652)
Net cash used in financing activities	$(45,519)	$(35,316)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2025 mostly consisted of $37.69 billion net income adjusted for certain non-cash items, such as $17.70 billion of deferred income taxes, $14.54 billion of share-based compensation expense, and $13.20 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the nine months ended September 30, 2025, compared to the same period in 2024, was mainly due to an increase in cash collections from our customers driven by the increase in revenue and lower cash paid for income taxes, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 mostly consisted of $48.31 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $18.26 billion of purchases of non-marketable equity investments. The increase in cash used in investing activities during the nine months ended September 30, 2025, compared to the same period in 2024, was mostly due to increases in purchases of property and equipment and non-marketable equity investments, offset by an increase in net proceeds from sales and purchases of marketable securities.

We anticipate making capital expenditures of approximately $70 billion to $72 billion in 2025 to support our core business and AI efforts, and expect significant capital expenditures growth in 2026.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 mostly consisted of $26.25 billion for repurchases of our Class A common stock, $3.99 billion of payments of dividends and dividend equivalents, and $14.13 billion of taxes paid related to net share settlement of RSUs. The increase in cash used in financing activities during the nine months ended September 30, 2025, compared to the same period in 2024, was mostly due to a decrease in net proceeds from our debt offerings and an increase in taxes paid related to net share settlement of RSUs, partially offset by a decrease in share repurchases.
Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our investments in infrastructure and AI initiatives, share repurchases and dividend payments for at least the next 12 months. We have increased investments related to our AI initiatives and expect to continue to do so. From time to time we may also seek to raise additional capital through debt, equity, or other financing arrangements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating and finance leases include data centers, offices, certain network infrastructure, and colocations. In addition to lease liabilities, we have leases that have not yet commenced of approximately $58.14 billion as of September 30, 2025, which will commence between the remainder of 2025 and 2030.

We also have $81.19 billion of contractual commitments as of September 30, 2025, mostly related to third-party cloud capacity arrangements and our continued investments in servers and network infrastructure, consumer hardware products in Reality Labs, and data centers, with $17.79 billion and $8.62 billion due in 2025 and 2026, respectively.

In October 2025, we entered into multi-year third-party cloud capacity arrangements for an aggregate amount of approximately $40 billion.

Long-term Debt

As of September 30, 2025, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $29.0 billion, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of September 30, 2025 were $1.38 billion and $26.94 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. During the nine months ended September 30, 2025, we repurchased and subsequently retired 40 million shares of our Class A common stock for an aggregate amount of $26.32 billion. As of September 30, 2025, $25.03 billion remained available and authorized for repurchases.

Dividend

Beginning in February 2025, we increased our quarterly cash dividends from $0.50 to $0.525 per share of Class A and Class B common stock. During the nine months ended September 30, 2025, we paid $3.99 billion of dividends and dividend equivalents. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $6.29 billion during the nine months ended September 30, 2025. Our long-term income tax liabilities include $11.74 billion related to the uncertain tax positions as of September 30, 2025. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 8 — Long-term Debt, Note 9 — Commitments and Contingencies, Note 10 — Stockholders' Equity, and Note 11 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

In the nine months ended September 30, 2025, we made additional investments in marketable equity securities and non-marketable equity investments that could have a material impact on the fair value or carrying value of our holdings. For additional information about our marketable equity securities and non-marketable equity investments, see Note 4 — Financial Instruments and Note 5 — Non-Marketable Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Except as described above, there have been no material changes to our market risk exposures during the nine months ended September 30, 2025. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability and/or breach of contract theories. Outside of the United States, we are subject to relatively new regulatory regimes, including the Digital Services Act, Digital Markets Act, EU AI Act and similar statutes in non-EU countries such as the UK Digital Markets, Competition and Consumer Act, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages (including for loss of control of data without other damage) and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, intellectual property, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased, including through class action litigations and other legal proceedings under statutory regimes permitting penalties or damages on a per-violation basis or based on a percentage of global revenue. The maximum aggregate monetary damages or penalties sought across our various legal proceedings could amount to an aggregate of up to hundreds of billions of dollars and, as a result, could be material to the financial condition of the company.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On September 9, 2019, the court granted, in part, and denied, in part, our motion to dismiss the consolidated putative consumer class action. On

December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provides for a payment of $725 million by us. The settlement was approved by the court on October 10, 2023, and the payment was made in November 2023. Two objectors appealed final approval (one of which was voluntarily dismissed as of June 24, 2024). The objection was overruled on February 13, 2025. The objectors' deadline to appeal lapsed on May 14, 2025, rendering the settlement agreement final. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On August 1, 2025, the district court granted the parties' proposed order to stay the proceedings pending status updates from the parties.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 10, 2025, we filed a motion to stay the constitutional proceeding for 90 days in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 29, 2025, the district court in the constitutional proceeding granted our motion to stay the matter, subject to any further order from that court. The court ordered the parties to file a joint status report in the constitutional proceeding on or before November 24, 2025.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have filed a notice of appeal of that decision. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. Post-trial briefing concluded on September 10, 2025 and the court is expected to issue a decision in the fourth quarter of 2025 or later. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On January 14, 2022, the court granted, in part, and denied, in part, our motion to dismiss the consolidated actions. On March 1, 2022, a first amended consolidated complaint was filed in the putative class action brought on behalf of certain advertisers. On December 6, 2022, the court denied our motion to dismiss the first amended consolidated complaint filed in the putative class action brought on behalf of certain advertisers. On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, permitting it to proceed only on an individual basis as to the named plaintiffs. On April 28, 2025, we filed a motion for summary judgment in the user action, and on September 29, 2025, the court granted our motion, entering judgment in our favor.

On February 11, 2022, a putative class action was filed against us in the UK Competition Appeals Tribunal (CAT) under the UK collective proceedings regime (Lovdahl-Gormsen v. Meta Platforms, Inc. et al.). On October 6, 2023, following the denial of class certification, the class representative submitted an amended claim alleging abuse of dominance relating to aspects of our data processing practices and seeking damages. The CAT certified the amended claim on February 15, 2024. Trial is scheduled to begin in September 2027.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the fourth quarter of 2025.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. The first group of personal injury cases is currently set for trial beginning on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is anticipated to be scheduled beginning in summer 2026. Across the cases described above, the damages or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for tens of thousands of individual claimants began sending mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. The trial date is currently vacated and could be rescheduled for as early as later in the fourth quarter of 2025.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted books and materials to train our artificial intelligence models and seeking unspecified damages and injunctive relief. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on April 2, 2026.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. The Commission issued preliminary findings with respect to some of these topics on October 24, 2025 reflecting its preliminary view that we have infringed DSA obligations related to notice and action mechanisms for illegal content reporting, content moderation decision appeals, and data access for researchers. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams, in other parts of the world.

On September 18, 2024, staff of the Consumer Financial Protection Bureau (CFPB or Bureau) initiated a Notice and Opportunity to Respond and Advise (NORA) process related to its investigation of advertising for financial products and services on our platform, informing us that staff may recommend to the Director of the CFPB that the Bureau take legal action alleging violations of the Consumer Financial Protection Act, including based on our alleged receipt and use for advertising of financial information from third parties through certain advertising tools as well as our related user disclosures and controls, and provided us with an opportunity to respond. On September 25, 2025, the CFPB informed us that the investigation is closed.

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
•complex and evolving U.S. and foreign privacy, data use, data combination, data protection, content and content moderation, competition, youth, safety, consumer protection, advertising, and other laws and regulations, including the General Data Protection Regulation (GDPR), Digital Markets Act (DMA), Digital Services Act (DSA), UK Online Safety Act (OSA), Artificial Intelligence Act (EU AI Act), and the UK Digital Markets, Competition and Consumer Act (DMCC);
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
•initiatives designed to attract and retain users and engagement, including the use of evolving technologies such as artificial intelligence, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, or other third parties, or otherwise;
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, including the CCPA, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for certain users in California following adoption of the CCPA. A number of U.S. state privacy laws, including those in Colorado, Oregon, and Texas, have introduced additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the fourth quarter of 2025.

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

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual, augmented, and mixed reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we continue to launch new AI features on our products, including support for new modalities, conversational AIs, AI profiles, stickers, photos, videos, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

In addition, we have invested, and expect to continue to invest, significant resources in growing our messaging products to support increasing usage of such products. We have historically monetized messaging in only a limited fashion, and we may not be successful in our efforts to generate meaningful revenue or profits from messaging over the long term. In addition, our efforts to implement default end-to-end encryption have been subject to governmental and regulatory scrutiny in multiple jurisdictions. For example, the Nevada Attorney General is seeking to enjoin our offering of default end-to-end encryption on Messenger for all Nevada residents under the age of 18.

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

We have made significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products, and expect to continue to increase these investments. In particular, we expect our AI initiatives will require increased investment in infrastructure and headcount. If our investments are not successful longer-term, our business and financial performance could be harmed.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI and superintelligence, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, products liability, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, including with respect to younger users, or other complications that could adversely affect our business, reputation, or financial results. For example, we have been the subject of media and government scrutiny relating to AI and AI chatbots, including inquiries and investigations by the FTC, members of Congress and state attorneys general.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review and investigation by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, products liability, cybersecurity, export controls, consumer protection, and data protection laws to AI and/or are considering general legal frameworks on AI (such as the EU AI Act). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adapt to new legal frameworks, and adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

Further, we face significant competition from other companies that are developing their own AI features and technologies, including competition from AI features and technologies that may be similar or superior to our technologies or more cost-effective to develop and deploy, or that otherwise achieve more timely or successful market acceptance. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment, technology, and other technical and physical infrastructure, such as processing hardware, network capacity, models, computing power, and related energy requirements, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

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

It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations or other regulatory developments regarding the use of AI, including restrictions around the collection and use of data, may adversely affect our ability to develop and use AI or subject us to legal liability. In addition, AI may not develop in accordance with our expectations, and market acceptance of features, products, or services we build is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape of AI, as well as our product ideas and designs, continue to evolve. As a result of these or other factors, our AI strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
•costs related to acquisitions or other strategic transactions, including costs associated with amortization and additional investments to develop acquired technologies;
•charges associated with impairment or abandonment of any assets on our balance sheet, including as a result of changes to our real property lease arrangements and data center and infrastructure assets;
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
•changes in the legislative or regulatory environment, including with respect to privacy, data protection, consumer protection, antitrust, content, or AI, or actions by governments or regulators, including fines, orders, or consent decrees;

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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, including for younger users, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech and advertising, hate speech, and other content, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. We have also been, and expect to continue to be, subject to media coverage in connection with litigation matters. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
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

We have made significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our AI models, and expect to continue to increase these investments. We are also continuing to increase our investments in new platforms and technologies, including as part of our metaverse and wearables efforts. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2024 overall operating profit by approximately $17.73 billion, and we expect our Reality Labs investments and operating losses to increase in 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.

Our ability to support these investments is dependent on generating sufficient profits from other areas of our business. From time to time we may also seek to raise additional capital through debt, equity, or other financing arrangements to support our business operations, strategic initiatives, or other corporate purposes. Such financings may not be available on favorable terms or at all. The incurrence of additional debt also results in increased fixed obligations and interest expense, while the issuance of additional equity securities results in dilution to our stockholders. If we are unable to obtain adequate financing when needed, our ability to finance our business operations and initiatives could be adversely affected.

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

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness also results in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. From time to time we may also issue equity securities to pay for acquisitions or other strategic transactions and we regularly grant restricted stock units to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the One Big Beautiful Bill Act (OBBBA) enacted in July 2025 had a significant impact on our tax obligations and effective tax rate for the third quarter of 2025. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, many countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that may impact our effective tax rate. Following the enactment of OBBBA, excess tax benefits from share-based compensation may not be realizable as a result of the Corporate Alternative Minimum Tax (CAMT). In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. In future periods, the tax effects of share-based compensation are dependent on our stock price, which we do not control, the CAMT system, and future changes in tax laws.
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

In addition, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we expect to continue to face significant challenges in hiring specialized technical personnel, particularly senior engineering talent, whether as a result of competition with other companies or other factors. As our company continues to evolve, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. From time to time we issue significant equity to attract additional employees or to retain our existing employees, resulting in substantial additional share-based compensation expense and dilution to the ownership of our existing stockholders. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively or otherwise achieve our business objectives.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on whether and how a company can moderate content on its services, and/or on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the

ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but further fines or modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue as early as later in the fourth quarter of 2025. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. In the UK, the OSA establishes similar types of obligations. The interpretation and enforcement of the DMA, DSA, and OSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. We are also subject to new legislation or regulatory decisions that restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, California, Colorado, Florida, New York, Texas, and Utah, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined or stayed as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We are facing similar challenges in other jurisdictions, including Europe and Asia-Pacific. For example, various EU member states are currently considering a range of legislation from mandatory age verification requirements to banning minor access to social media services. In addition, recent legislation in Australia imposes a social media ban for users under 16 years old that is expected to be effective by December 2025, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not hold user accounts. As a result of legislative proposals, new laws, and evolving interpretation of existing laws in Europe, Asia-Pacific, and other jurisdictions, we are also, and expect to continue to be, subject to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could continue to cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British

Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, consumer hardware and software, including virtual reality technology and products, AI, generative AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. The state attorneys general inquiries and litigation, and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, issue similar notifications to European and other regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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
Compliance with our FTC consent order, the GDPR, U.S. state privacy laws, youth social media laws, the ePrivacy Directive, the DMA, the DSA, the OSA, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including in connection with our modified consent order with the FTC, requirements of the GDPR and UK GDPR, and other current and anticipated regulatory and legislative requirements around the world, such as U.S. state privacy laws, youth social media laws, the ePrivacy Directive, DMA, DSA, OSA, EU AI Act, the Korean Personal Information Protection Act, and the Indian Digital Personal Data Protection Act. In particular, we are maintaining a comprehensive privacy program in connection with the FTC consent order that includes substantial management and board of directors oversight, stringent operational requirements and reporting obligations, prohibitions against making misrepresentations relating to user data, a process to regularly certify our compliance with the privacy program to the FTC, and regular assessments of our privacy program by an independent third-party assessor, which has been and will continue to be challenging and costly to maintain and enhance. These compliance and oversight efforts are increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure. We continually reallocate resources internally to assist with these efforts, and this has had, and will continue to have, an adverse impact on our other business initiatives. In addition, these efforts require substantial modifications to our business practices and make some practices such as product and ads development more difficult, time-consuming, and costly. As a result, we believe our ability to develop and launch new features, products, and services in a timely manner has been and will continue to be adversely affected. Further, our privacy compliance and oversight efforts have required, and we expect will continue to require, significant time and attention from our management and board of directors. The requirements of the FTC consent order and other privacy-related laws and regulations are complex and apply broadly to our business, and from time to time we notify relevant authorities of instances where we are not in full compliance with these requirements or otherwise discover privacy issues, and we expect to continue to do so as any such issues arise in the future. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. For example, we are subject to restrictions and requirements under the DMA, including in areas such as the combination of data across services and product design, which will likely be subject to further interpretation and regulatory engagement.

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

Several of our products offer Payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using our Payments infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. In addition, we could become subject to new consumer protection laws and regulations that may be adopted or amended, including those related to payments activity as well as sharing, collection, and use of payments-related data. Depending on how our Payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. We have received certain payments licenses in the United States and other jurisdictions for our regulated Payments-related products and activities. These licenses increase flexibility in how our use of Payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our licensed Payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, or other technical malfunctions; employee, contractor, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, or users to disclose information in order to gain access to our data or our users' data. Our AI initiatives and other efforts to develop and launch new features, products, and services in a timely manner may introduce additional risks and vulnerabilities that are not fully mitigated. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including public cloud providers, AI services, open source software, and the operating systems and browsers which users rely on to run our applications and access our systems), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error or malfeasance in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $796.25 through September 30, 2025. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
On August 4, 2025, in connection with our acquisition of all of the outstanding shares of a company, we issued 646,779 shares of our Class A common stock as consideration to the shareholders of the acquired company. The shares were issued in a transaction not involving a public offering pursuant to an exemption from registration set forth in Section 4(a)(2) of the Securities Act.
c) Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in thousands)		(in thousands)	(in millions)
July 1 - 31, 2025	4,201	$717.26	4,201	$25,213
August 1 - 31, 2025	243	$756.02	243	$25,029
September 1 - 30, 2025	—	$—	—	$25,029
Total	4,444		4,444
____________________________________
(1)On November 18, 2016, we announced that our board of directors had authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. See Note 10 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
Item 5.Other Information

Rule 10b5-1 Trading Plans

On August 15, 2025, Robert M. Kimmitt, a member of our board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of 3,500 shares of our Class A common stock. The plan will terminate on April 15, 2026, subject to early termination for certain specified events set forth in the plan.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of October 2025.

META PLATFORMS, INC.

Date: October 29, 2025	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2025	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)