Form 10-K
period 2025-12-31
Meta Platforms, Inc.
filed 2026-01-29
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 trillion based upon the closing price reported for such date on the Nasdaq Global Select Market. On January 23, 2026, the registrant had 2,187,177,748 shares of Class A common stock and 342,377,716 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. Our violating accounts estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have less visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one active account that does not constitute a violating account. In the fourth quarter of 2025, we made certain updates to the methodology we use for this estimation, including to incorporate updated data signals as a result of improvements in our ability to identify activity we believe to be violating our policies, as well as to focus on the most recent account activity when determining whether to include a person in our violating accounts estimation. Accordingly, in the fourth quarter of 2025, we estimated that less than 5% of our worldwide DAP consisted solely of violating accounts. We believe the increase compared to our prior estimation was a result of the methodology update described above. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to continue to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

Our products enable people to connect and share through mobile devices, personal computers, virtual reality (VR) headsets, and AI glasses. We are innovating in artificial intelligence (AI) technologies to build transformative experiences and capabilities across our Family of Apps and new platforms, and to advance our vision to deliver personal superintelligence for everyone.

We build technology that helps people connect and share, find and build communities, and grow businesses. We also help people discover and learn about what is going on in the world around them, enable people to share their experiences, ideas, photos, videos, and other content with audiences ranging from their closest family members and friends to the public at large, and stay connected everywhere by accessing our products. Meta is moving our offerings beyond 2D screens toward immersive experiences like augmented and virtual reality to help build the next computing platform. Our vision does not center on any single product, but rather an entire ecosystem of experiences, devices, and new technologies powered by AI. While the metaverse is in the very early stages of its development, we believe it will become the next computing platform and the future of social interaction.

Across our work, we are innovating to build new experiences that help make our platform more social, useful, and immersive. Our AI investments support initiatives across our products and services, helping power the systems that rank content in our apps, our discovery engine that recommends relevant content, the tools advertisers use to reach customers, the development of new generative AI experiences, and the tools that make our product development more efficient and productive. We are also working to develop the next generation of AI models and advance our vision to build superintelligence, which we define as AI that surpasses human intelligence. Although it is inherently difficult to predict when superintelligence may be achieved, we are investing now because we believe this has the potential to begin a new era of individual empowerment, where people can direct superintelligence towards what they value in their own lives.

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

•Meta AI. Meta AI is an assistant that's available across our apps, as a stand-alone app, on our AI glasses, and on the web. It's designed to help people learn, get things done, create content, and connect with others to make the most of every moment.

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

Reality Labs Products

Many of our Reality Labs investments are directed toward long-term, cutting edge research and development for products that are not on the market today and may only be fully realized in the next decade. This includes exploring innovations in AI and hardware to help build next-generation interfaces. In the near term, we are continuing to develop products and experiences that help people feel connected, anytime, anywhere.

Our current product offerings in VR include our Meta Quest devices, as well as software and content available through the Meta Horizon Store, which enable a range of social experiences that allow people to defy physical distance while engaging in gaming, fitness, entertainment, and more. To drive greater adoption and acceptance of VR we have introduced passthrough capabilities, which allow users to experience the immersion and presence of VR while still being grounded in the physical world, through our Meta Quest devices.

Our wearables efforts include our AI glasses and long-term AR initiatives. Our current AI glasses include the Ray-Ban Meta and Oakley Meta glasses, which feature Meta AI, our advanced conversational assistant, as well as other features such as hands-free interaction. As we continue our long-term efforts to bring AR glasses to market, in 2024 we also unveiled our Orion prototype, a pair of true AR glasses that overlay content on top of the physical world. It does this with an industry-leading field of view and in glasses form factor for comfortable wear. In 2025, we introduced Meta Ray-Ban Display, which combines our AI glasses with an integrated display built into the lens. It comes with the Meta Neural Band, which is a wrist-worn wearable device that uses electromyography to let people control their AI glasses using neuromuscular signals.

In general, our Reality Labs efforts include shorter-term projects developing specific products and services to go to market, as well as longer-term research and development projects. All of these investments are part of our long-term initiative to help build the next computing platform. In 2026, we expect to spend approximately 70% of our Reality Labs operating expenses on our wearables initiatives, and the remaining 30% on our VR and Horizon initiatives. We apply significant judgment in estimating this expense breakdown as there are certain shared costs across product lines, and our expectations are subject to change, including as the next computing platform and our business strategies evolve. In particular, we regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve.

Revenue and Investments

We report financial results for two segments: Family of Apps (FoA) and Reality Labs (RL). Currently, we generate substantially all of our revenue from selling advertising placements on our family of apps to marketers, which is reflected in FoA. Ads on our platform enable marketers to reach people across a range of marketing objectives, such as generating leads or driving awareness. Marketers purchase ads that can appear in multiple places including on Facebook, Instagram, Messenger, Threads, and WhatsApp, as well as third-party applications and websites. RL generates revenue from sales of consumer hardware products, software, and content.

We invest in our business based on our company priorities. In 2026, we intend to focus on several key investment areas: AI, Reels and our discovery engine, wearables, monetization of our products and services, youth, platform integrity and community support, and infrastructure capacity.

The majority of our investments are directed toward developing our family of apps. In 2025, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments were $96.29 billion in 2025 and include expenses relating to headcount, data centers and technical infrastructure as part of our efforts to develop our apps and our advertising services. We are also making significant investments in our RL efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our total RL investments were $21.40 billion in 2025 and include expenses relating to headcount and technology development across these efforts. These are fundamentally new technologies that we expect will evolve as the next computing platform develops, and many products may only be fully realized in the next decade. Although it is inherently difficult to predict when and how the next computing platform will develop, we expect our RL segment to continue to operate at a loss for the foreseeable future, and our ability to support our efforts to build the next computing platform is dependent on generating sufficient profits from other areas of our business. We expect this will be a complex, evolving, and long-term initiative. We are investing now because we believe this is the next chapter of the internet and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Competition

Our business is characterized by innovation, rapid change, and disruptive technologies. We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies in the development and application of AI, particularly with respect to the development of frontier AI models, as well as the development and delivery of consumer hardware and augmented and virtual reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to innovate through the development and application of AI and other new technologies as well as efforts to develop the metaverse.

Technology

Our product development philosophy centers on continuous innovation in creating and improving products that are social by design, which means that our products are designed to place people and their social interactions at the core of the product experience. Historically, the increases in our computing needs have been driven by growth in our user base as well as engagement with products like video and VR. Our increased efforts toward building frontier AI models have driven a significant further expansion in our computing needs and we expect our computing needs to continue to expand as a result. We have designed and built our own data centers and key portions of our technical infrastructure, and a substantial portion of our technical infrastructure is also provided by third parties. Our ability to provide and continue to innovate our products and services depends on the continued availability of components, power, and network capacity.

We make significant investments in technology both to improve our existing products and services and to develop new ones, as well as for our marketers and developers. We are also investing in protecting the security, privacy, and integrity of our platform by investing in both people and technology to strengthen our systems against abuse. Across all of these efforts, we are making significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products through our AI-powered discovery engine, enhance our advertising tools and improve our ad delivery, targeting, and measurement capabilities, and to develop new products as well as new features for existing products.

We have a history of open-sourcing in AI, including releasing our Llama foundation models as well as other models and tools, and continue to believe in the power of open source innovation. By sharing these resources, we aim to accelerate AI research, improve our products, and foster innovation across the tech community. We have not released everything we have developed historically and expect to continue training a combination of open and closed models going forward.

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

For our RL products, our sales efforts utilize third-party sales channels such as retailers, resellers, and distribution partners, and our direct-to-consumer channel, Meta.com, and several Meta stores. These efforts are focused on driving consumer and enterprise sales and adoption of our Meta Quest portfolio of products and AI glasses.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data combination, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, medical devices, e-commerce, taxation, economic or other trade controls including sanctions, export controls, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. These U.S. federal and state, EU, and other international laws and regulations may impose different obligations from each other and create the potential for significant fines to be imposed, including fines that increasingly may be calculated based on global revenue, or other consequences such as changes to our products or business practices. The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" and Item 3, "Legal Proceedings" in this Annual Report on Form 10-K.

Human Capital

At Meta, everything we do is about helping people feel connected and closer, and we are proud of our unique company culture.

We had a global workforce of 78,865 employees as of December 31, 2025, and we have offices in more than 90 cities around the world. We are committed to fostering an enriching environment for our workforce and we are focused on supporting our people in doing the best work of their careers. We offer competitive compensation and a wide range of benefits, including many learning and development resources.

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

Employee Learning and Development

We value our investment in growing and keeping a highly skilled workforce. We aim to make AI utilization core to the way we operate by providing our personnel access to AI tools and training programs. We provide our employees with regular performance reviews twice a year as we believe it is an important part of how we support their growth and career development while also recognizing and rewarding their impact at Meta. We also offer career development opportunities and work experience programs that extend beyond the physical and virtual classroom. To do this, we utilize various learning modalities, such as live virtual and in-person learning experiences, on-demand e-learning, self-service resources, learning communities, and coaching engagements.

The Pulse of Our Workforce

We conduct company-wide employee surveys twice a year to help us understand how employees feel about working at Meta and what we can do to improve their experience. Our surveys help us measure company, manager, team, and personal experience over time. Further, our more frequent surveys, such as those that have been administered daily to an ongoing random sample of employees, allow us to measure real-time sentiment around emerging events and company changes. These surveys are designed to invite feedback and actionable suggestions, inform decisions, and drive change across the company.

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

The Strength of Our Workforce and People Processes

We work to build an inclusive workplace where we can leverage our collective cognitive diversity to build the best products and make the best decisions for the global community we serve.

We want our products to work for people around the world and we need to grow and keep the best talent in order to do that. We remain committed to having an inclusive workplace and people with a broad range of knowledge, skills, political views, backgrounds, and perspectives because we believe cognitive diversity fuels innovation. To aid in this effort, we continue to implement ways to mitigate potential bias in our people processes and tooling, including our hiring processes and performance management systems.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.atmeta.com when such reports are available on the SEC's website. We use our investor.atmeta.com and meta.com/news websites as well as Mark Zuckerberg's Facebook profile (www.facebook.com/zuck), Instagram account (www.instagram.com/zuck), and Threads profile (www.threads.net/zuck) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service, as part of changes that we have implemented or may implement in the future, whether voluntarily, in connection with the GDPR, the European Union's ePrivacy Directive, the DMA, the DSA, the DMCC, U.S. state privacy laws, youth social media laws, or other laws, regulations, or regulatory actions, or otherwise;
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
•there is decreased engagement with our products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of our products in their countries (for example, beginning in 2022, our user growth and engagement were adversely affected by the war in Ukraine and service restrictions imposed by the Russian government);
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
•the effectiveness of our ad targeting or degree to which users consent to, opt out of, or reduce the use of data for ads, including as a result of product changes and controls that we have implemented or may implement in the future in connection with the GDPR, ePrivacy Directive, DMA, DMCC, U.S. state privacy laws, and other laws, regulations, regulatory actions, or litigation, or otherwise, that impact our ability to use data for advertising purposes (for example, in response to regulatory developments in Europe, we began offering our users a "subscription for no ads" alternative in the European Union, European Economic Area, and Switzerland, and subsequently in November 2024 provided users in those regions who elect to continue receiving our services free-of-charge, supported by ads, an option to see less personalized ads);
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

Our ad targeting and measurement tools rely on data signals from user activity on websites and services that we do not control, as well as signals generated within our products, in order to deliver relevant and effective ads to our users, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, ePrivacy Directive, DMA, and U.S. state privacy laws, have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we have seen increases in the number of users opting to control certain types of ad targeting in Europe following product changes implemented in connection with our GDPR and ePrivacy Directive compliance, and we have introduced product changes that limit data signal use for users in certain U.S. states following adoption of state privacy laws. A number of U.S. state privacy laws have introduced additional rights for users and could result in restrictions on our use of signals from third-party apps and websites through certain browser- and device-based universal opt-out mechanisms. Judicial and regulatory guidance, decisions, or enforcement actions, or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals, which has occurred in the past. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue.

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

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI and superintelligence, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, products liability, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny and enforcement, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, including with respect to younger users, or other societal harms or complications that could adversely affect our business, reputation, or financial results. For example, we have been the subject of media and government scrutiny relating to AI and AI chatbots, including inquiries and investigations by the FTC, members of Congress and state attorneys general.

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

Further, we face significant competition from other companies that are developing their own AI features and technologies, including competition from AI features and technologies that may be similar or superior to our technologies or more cost-effective to develop and deploy, or that otherwise achieve more timely or successful market acceptance. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models, which is subject to risks related to the availability or costs of data, regulatory or other legal developments, or other factors, as well as our ability to attract and retain specialized personnel in a limited and competitive talent market. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment, technology, and other technical and physical infrastructure, such as processing hardware, network capacity, models, computing power, and related energy requirements, as to which we cannot control the availability or pricing, especially in a highly competitive environment.

We are also developing AI technology that we make available via open source, commercial, and non-commercial license agreements to third-parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such AI technologies. As such, we cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks including spear phishing attacks, data privacy violations, other societal harms, including activities that threaten people's safety or well-being on- or offline, or to develop competing technologies. While we may mitigate certain risks associated with the improper use of our AI models through both technical measures and the inclusion of contractual restrictions on third-party use in any agreement between us and any third party, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability.

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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life, and we are directing our efforts toward innovations in AI, wearables, and devices to help build next-generation interfaces. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. For example, some of our consumer hardware products depend on the ability to operate with third-party mobile platforms and these platforms do not necessarily provide our products with the same levels of interoperability that they provide to their own competing products. In addition, our Reality Labs efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our Reality Labs efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, AI, competition, content regulation, medical devices, tariffs, export controls, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business.

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

Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful. Certain of our actions, such as the foregoing matter regarding developer misuse of data and concerns around our handling of political speech, hate speech, and other content, advertising, and deceptive activity on our platform, as well as user well-being issues, have eroded confidence in our brands and may continue to do so in the future. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.
We may not be able to continue to successfully maintain or grow engaging third-party content on our platform or usage of and engagement with applications that integrate with our products.

We have made and are continuing to make investments to enable creators to contribute engaging third-party content to our platform and developers to build, grow, and monetize applications that integrate with our products. From time to time we make product changes and offer tools to promote creative content on our platform, but we may not be successful in obtaining or attracting engaging third-party content. In addition, existing and prospective developers may not be successful in building, growing, or monetizing applications that create and maintain user engagement. Developers may also choose to build on other platforms, including platforms controlled by third parties, rather than building products that integrate with our products. We are continuously seeking to balance the distribution objectives of our developers with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain such developers. For example, from time to time, we have taken actions to reduce the volume of communications from these developers to users on our products with the objective of enhancing the user experience, and such actions have reduced distribution from, user engagement with, and our monetization opportunities from, applications integrated with our products. In addition, as part of our efforts related to privacy, safety, and security, we conduct investigations and audits of platform applications from time to time, and we also have announced several product changes that restrict developer access to certain user data. In some instances, these actions, as well as other actions to enforce our policies applicable to developers, have adversely affected, or will adversely affect, our relationships with developers. If we are not successful in our efforts to maintain or grow engaging third-party content on our platform or the number of developers that choose to build products that integrate with our products, or if we are unable to continue to build and maintain good relations with such developers, our user growth and user engagement and our financial results may be adversely affected.
Risks Related to Our Business Operations and Financial Results
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. We face significant competition in every aspect of our business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. We compete to attract, engage, and retain people who use our products, to attract and retain businesses that use our free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with our products. We also compete with companies in the development and application of AI, particularly with respect to the development of frontier AI models, as well as the development and delivery of consumer hardware and augmented and virtual reality products and services. We also expect to face additional competition as we introduce or acquire new products, as our existing products evolve, or as other companies introduce new products and services, including as part of efforts to innovate through the development and application of AI and other new technologies, as well as efforts to develop the metaverse.

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
•our ability to establish and maintain creator and publisher interest in integrating their content with our products;
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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, including for younger users, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech, hate speech, and other content, advertising, and deceptive activity on our platform, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. We have also been, and expect to continue to be, subject to media coverage in connection with litigation matters. For example, several bellwether trials in our youth-related litigation matters are scheduled for 2026 and beyond. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

We are subject to the risk of catastrophic events and crises, which may have a significant adverse impact on our business and operations.

We are subject to the risk of public health crises such as pandemics, earthquakes, adverse weather conditions, other natural disasters, terrorism, geopolitical conflict, other physical security threats, power loss, cyber-attacks, and other catastrophic events and crises. For example, the COVID-19 pandemic previously significantly impacted our business and results of operations. In particular, the pandemic led to volatility in the demand for and pricing of our advertising services at various points throughout the pandemic, and we may experience similar effects in the future as a result of other catastrophic events. Such events also expose our business, operations, and workforce to a variety of other risks, including: volatility in the size of our user base and user engagement; delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages; significant volatility and disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital in the future; illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements. Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.
We incur significant expenses in operating our business, and some of our investments, particularly our investments in our artificial intelligence initiatives as well as Reality Labs, have the effect of reducing our operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

We incur significant expenses in operating our business, and we expect our expenses to continue to increase in the future as we continue to invest in new and unproven technologies, including AI and machine learning, as we broaden our user base, as users increase the amount and types of content they consume and the data they share with us, for example with respect to video, as we develop and implement new products, as we market new and existing products and promote our brands, as we continue to expand our technical infrastructure, and as we continue our efforts to focus on privacy, safety, security, and content and advertising review and enforcement. We have previously undertaken cost reduction measures in light of a more challenging operating environment, which may adversely affect these or other business initiatives, and some of these measures have involved, and may in the future involve, up-front charges and outlays of cash to reduce certain longer-term expenses. In addition, from time to time we are subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business.

We have made significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our AI models, and expect to continue to increase these investments. We are also continuing to increase our investments in new platforms and technologies, including as part of our VR, Horizon, and wearables efforts. Some of these investments, particularly our significant investments in Reality Labs, have generated only limited revenue and reduced our operating margin and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2025 overall operating profit by approximately $19.19 billion, and we expect our 2026 Reality Labs operating losses to remain similar to 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, environmental, health, and safety compliance, and political challenges, among others. We have changed, suspended, and terminated certain of these projects as a result of various factors, and may continue to do so in the future. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, power or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, including trade disputes or other developments, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products and services, or impairment of assets on our balance sheet. For example, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, tariffs, sanctions, export or import controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

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

The numbers for our key metrics, which include our daily active people (DAP) and average revenue per person (ARPP), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. We regularly review our processes for calculating these metrics, and from time to time we discover inaccuracies in our metrics or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed Family metrics for any such inaccuracies or adjustments that are within the error margins disclosed below.

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

We regularly evaluate our Family metrics to estimate the percentage of our DAP consisting solely of "violating" accounts. We define "violating" accounts as accounts which we believe are intended to be used for purposes that violate our terms of service, including bots and spam. Our violating accounts estimation is based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, we look for account information and behaviors associated with Facebook and Instagram accounts that appear to be inauthentic to the reviewers, but we have less visibility into WhatsApp user activity due to encryption. In addition, if we believe an individual person has one or more violating accounts, we do not include such person in our violating accounts estimation as long as we believe they have one active account that does not constitute a violating account. In the fourth quarter of 2025, we made certain updates to the methodology we use for this estimation, including to incorporate updated data signals as a result of improvements in our ability to identify activity we believe to be violating our policies, as well as to focus on the most recent account activity when determining whether to include a person in our violating accounts estimation. Accordingly, in the fourth quarter of 2025, we estimated that less than 5% of our worldwide DAP consisted solely of violating accounts. We believe the increase compared to our prior estimation was a result of the methodology update described above. From time to time, we disable certain user accounts, make product changes, or take other actions to reduce the number of violating accounts among our users, which may also reduce our DAP estimates in a particular period. We intend to continue to disclose our estimates of the percentage of our DAP consisting solely of violating accounts on an annual basis in our Annual Report on Form 10-K. Violating accounts are very difficult to measure at our scale, and it is possible that the actual number of violating accounts may vary significantly from our estimates.

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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, younger users, employment, contingent workers, activities on our platform, consumer protection, unfair and deceptive trade practices, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with our platform and user data practices and the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies; the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; the disclosure of our earnings results for the fourth quarter of 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our alleged use of biometric technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content, or data that we allegedly improperly scraped or acquired, to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). We have seen an increase in litigation and threatened claims related to the provision of our services to younger users, and expect to face similar litigation in the future, including as global youth-related regulation continues to evolve. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation. Certain jurisdictions have applied novel or aggressive interpretations of their laws in an effort to raise additional tax revenue from companies such as Meta, and we may experience similar developments in the future. We are subject to regular review and audit by U.S. federal, state, and foreign tax authorities. Tax authorities may disagree with certain positions we have taken, including our methodologies for valuing developed technology or intercompany arrangements, and any adverse outcome of such a review or audit could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. For example, in 2016 and 2018, the IRS issued formal assessments relating to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 through 2013 tax years. Although we disagree with the IRS' position and are litigating this issue, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the One Big Beautiful Bill Act (OBBBA) enacted in July 2025 had a significant impact on our tax obligations and effective tax rate for the third quarter of 2025. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially affect our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, many countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business.

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

In addition, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we expect to continue to face significant challenges in hiring specialized technical personnel, particularly senior engineering and AI research talent, whether as a result of competition with other companies or other factors. As our company continues to evolve, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. From time to time we issue significant equity to attract additional employees or to retain our existing employees, resulting in substantial additional share-based compensation expense and dilution to the ownership of our existing stockholders. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively or otherwise achieve our business objectives.
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

Governments from time to time seek to censor or moderate content available on Facebook or our other products in their country, restrict access to our products from their country partially or entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Facebook and certain of our other products has been or is currently restricted in whole or in part in China, Iran, and North Korea. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products have been restricted by governments in other countries from time to time. For example, in 2020, Hong Kong adopted a National Security Law that provides authorities with the ability to obtain information, remove and block access to content, and suspend user services, and if we are found to be in violation of this law then the use of our products may be restricted. Hong Kong has passed additional national security legislation in 2024. In addition, if we are required to or elect to make changes to our marketing and sales or other operations in Hong Kong as a result of the National Security Law or other legislation, our revenue and business in the region will be adversely affected. In addition, in connection with the war in Ukraine in 2022, access to Facebook and Instagram was restricted in Russia and the services were then prohibited by the Russian government, which has adversely affected, and will likely continue to adversely affect, our revenue and business in the region.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data use, data combination, data protection and personal information, the provision of our services to younger users, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, AI and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, medical devices, e-commerce, taxation, economic or other trade controls including sanctions, export controls, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, these U.S. and foreign laws and regulations may impose different obligations from each other and create the potential for significant fines to be imposed or other consequences such as changes to our products or business practices.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, the bases upon which we have relied for data transfers from the European Union to the United States have been subjected to regulatory and judicial scrutiny. The Court of Justice of the European Union (CJEU) invalidated the Privacy Shield in 2020 and also considered the validity of Standard Contractual Clauses (SCCs) as a basis to transfer user data from the European Union to the United States following a challenge brought by the Irish Data Protection Commission (IDPC). Although the CJEU upheld the validity of SCCs in 2020, in May 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland’s reliance on SCCs in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to a stay from the Irish High Court. We have also implemented steps to comply with the above corrective orders and are pending the IDPC's confirmation that these address the corrective orders. During the course of this matter, in 2022, the European Union and United States reached an agreement on a new EU-U.S. Data Privacy Framework (EU-U.S. DPF), which the European Commission deemed adequate in relation to U.S. data transfers in July 2023. The EU-U.S. DPF replaces two prior adequacy frameworks which were invalidated by the CJEU. A further invalidation of the EU-U.S. DPF by the CJEU could create considerable uncertainty and lead to us being unable to offer a number of our most significant products and services, including Facebook and Instagram, in Europe, which would materially and adversely affect our business, financial condition, and results of operations.

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

We have been subject to other significant legislative and regulatory developments, which together with proposed or new legislation and regulations could significantly affect our business in the future. For example, we have implemented a number of product changes and controls as a result of requirements under the European General Data Protection Regulation (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, the IDPC, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving, including through decisions of the CJEU, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's consistency mechanism, which may lead to significant changes in the final outcome of such investigations. We also face potential enforcement from European privacy regulators other than the IDPC, including where those regulators consider they must act urgently or where they believe their concerns relate only to data processing undertaken in their individual jurisdiction. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty, and as it evolves, could potentially have a negative impact on our business and/or our operations. In addition, Brazil, the United Kingdom, and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, also establishes certain transparency rules and creates certain data privacy rights for users, including limitations on our use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on our advertising services, or reductions of advertising by marketers, have to some extent adversely affected, and will continue to adversely affect, our advertising business. Some states have also proposed or enacted laws specifically focused on whether and how a company can moderate content on its services, and/or on the privacy rights and controls for users under 18 years old and their parents or guardians. Like comprehensive privacy laws, these laws are evolving and subject to interpretation, and may restrict our ability to offer certain products and services provided to all or certain cohorts of users in those states, adversely affecting our advertising business. In Europe, evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing specific measures in the future which could directly impact our use of such technologies. In addition, the ePrivacy Directive and national implementation laws impose additional limitations on the use of data across messaging products and include significant penalties for non-compliance. Changes to our products or business practices as a result of these or similar developments have adversely affected, and may in the future adversely affect, our advertising business. For example, in response to regulatory developments in Europe, we announced plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and Switzerland from "legitimate interests" to "consent," and in November 2023 we began offering users in the region a "subscription for no ads" alternative. We are engaging with regulators on our consent model, including regarding compliance with requirements under the GDPR, DMA, and EU consumer laws. For example, in March 2024, the European Commission opened formal proceedings regarding the compliance of our "subscription for no ads" model with requirements under the DMA, and it issued preliminary findings in July 2024. In addition, the European Data Protection Board has published an opinion on the operation of such models under GDPR and European consumer protection organizations have raised concerns regarding our compliance with consumer protection laws. In response to these developments, in November 2024, we began offering users in the European Union, European Economic Area, and Switzerland who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads (LPA), which are less relevant and effective than our premium ad offerings. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements. We made significant modifications to LPA since the European Commission issued its final decision. We have appealed the European Commission's decision but further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue. These or any similar developments in the future may negatively impact our user growth and engagement, revenue, and financial results.

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services, mergers and acquisitions, and product design. The DMA also includes significant penalties for non-compliance, and its key requirements are enforceable against designated gatekeeper companies as of March 2024. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. In the UK, the OSA establishes similar types of obligations. The interpretation and enforcement of the DMA, DSA, and OSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. We are also subject to new legislation or regulatory decisions that restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, California, Colorado, Florida, New York, Texas, and Utah, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined or stayed as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We are facing similar challenges in other jurisdictions, including Europe, Latin America, and Asia-Pacific. For example, various EU member states are currently considering a range of legislation from mandatory age verification requirements to banning minor access to social media services. In addition, recent legislation in Australia imposes a social media ban for users under 16 years old, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not hold user accounts. As a result of legislative proposals, new laws, and evolving interpretation of existing laws in Europe, Asia-Pacific, Latin America, and other jurisdictions, we are also, and expect to continue to be, subject to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could continue to cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, consumer hardware and software, including virtual reality technology and products, AI, generative AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. Certain state attorneys general inquiries and litigation, and certain government inquiries in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, issue similar notifications to European and other regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, information from marketers, and other intellectual property or content on our systems, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems or product development, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, or other technical malfunctions; employee, contractor, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, or users to disclose information in order to gain access to our data or our users' data. Our AI initiatives and other efforts to develop and launch new features, products, and services in a timely manner may introduce additional risks and vulnerabilities that are not fully mitigated. In particular, our efforts to develop and deploy AI models, internal and third-party AI tools, and other AI applications expose us to increased and novel risks and vulnerabilities, including prompt injection, errors, and other issues related to AI agents, as well as compromise of valuable intellectual property including source code, model weights, and other assets. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties, including AI and cloud services. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts.

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

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of hacked, false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, surveillance, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. From time to time we are unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents. We may also be subject to increased risk as a result of the use of AI technologies in connection with such incidents and activities, or changes to our content policies and enforcement efforts from time to time.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including public cloud providers, AI technologies and services, open source software, and the operating systems and browsers which users rely on to run our applications and access our systems), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. We also face risks from errors, bugs, or vulnerabilities introduced through the use of AI to develop or maintain software or systems and the use of AI within those software and systems. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely, or human error or malfeasance in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data or to address violating activity on our platform, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems, and the software and hardware on which we rely, are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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

From time to time, we receive notice from patent, copyright, and trademark holders and other parties alleging that certain of our products and services, trademarks, or user content, infringe their intellectual property rights or that certain employees may have misappropriated trade secrets from their former employers. We presently are involved in a number of intellectual property lawsuits, and as we face increasing competition and develop new products and services, we expect the number of intellectual property claims against us to grow. For example, we and other companies are, and expect to continue to be, the subject of litigation in the United States, Europe, Canada, and elsewhere alleging copyright infringement in connection with the acquisition, distribution, and use of copyrighted materials for AI training as well as potential reproduction of copyrighted materials in AI outputs, including cases addressing the applicability of the fair use defense in the United States. There can be no assurances that favorable final outcomes will be obtained in these cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to change or cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to change or cease some or all of our operations or pay substantial amounts to the other parties, including statutory damages to large numbers of copyright holders. For certain jurisdictions, including the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices, or branding or discontinue the practices or branding. The development of alternative non-infringing technology, branding or practices could require significant effort and expense, could result in less effective technology, branding or practices or otherwise negatively affect the user experience, or may not be feasible. We have experienced unfavorable outcomes in such disputes and litigation in the past, and our business, financial condition, and results of operations could be materially and adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $796.25 through December 31, 2025. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

At Meta, cybersecurity risk management is an important part of our overall risk management efforts. Our industry is prone to cybersecurity threats and attacks, and we regularly experience cybersecurity incidents of varying degrees. We believe we are a particularly attractive target as a result of our prominence and scale, the types and volume of personal data and content on our systems, and the evolving nature of our products and services. Our products and services reach billions of users and involve the collection, storage, processing, and transmission of a large amount of data. In addition, our business and operations span numerous geographies around the world, involve thousands of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. Our cybersecurity environment continues to evolve, including as we develop and deploy AI models, tools, and other applications and increase our use of public cloud and other third-party services. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our program. We continuously work to enhance our information security program and risk management efforts.

We use a risk management framework based on applicable laws and regulations, and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. In addition, we operate a Bug Bounty program that invites independent cybersecurity researchers to investigate and explore potential security vulnerabilities in our products and report their findings to us. However, we may not be successful in fully addressing any such areas for remediation or enhancement. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. Our internal audit function provides independent assessment and assurance on the overall operations of our cybersecurity and privacy programs and the supporting control frameworks. These processes support informed risk-based decision-making and prioritization of cybersecurity countermeasures and risk mitigation strategies. Our risk mitigation strategies include a broad variety of technical and operational measures, as well as annual cybersecurity and privacy training for all of our employees.

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

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit & Privacy Committee of our board of directors (Audit & Privacy Committee). Our Audit & Privacy Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. In addition, the Audit & Privacy Committee oversees risks related to privacy and data use, including overseeing compliance with our comprehensive privacy program. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including through the Audit & Privacy Committee.

Our Chief Information Security Officer (CISO), Guy Rosen, leads our cybersecurity program and oversees teams across the company supporting core security capabilities. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions. Mr. Rosen has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Mr. Rosen has served in a number of significant leadership roles at our company since 2013, including oversight of security, safety, and integrity initiatives, and was appointed as our CISO in 2022. Prior to joining our company, Mr. Rosen served in senior leadership, engineering, and operational roles across technology organizations.

Our cybersecurity teams monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to our CISO. Our CISO is part of the senior management team at the company and regularly updates the Audit & Privacy Committee on our cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Item 2.Properties

Our corporate headquarters are located in Menlo Park, California. As of December 31, 2025, we owned and leased approximately 10 million square feet of office and building space for our corporate headquarters and in the surrounding areas, which included approximately two million square feet of unoccupied office and building space that we plan to either sublease, early terminate, or abandon. We also owned and leased approximately 62 acres of land to be developed to accommodate anticipated future growth.

In addition, we have offices in more than 90 cities across North America, Europe, the Middle East, Africa, Asia-Pacific, and Latin America. We own 30 data center locations globally and we also lease some data centers at selected locations.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which is subject to court approval. Certain other state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, with briefing due to be complete by May 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case, and on January 20, 2026, the district court continued the stay and ordered the parties to file a status update by June 8, 2026.

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

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to a stay from the Irish High Court. We have also implemented steps to comply with the above corrective orders and are pending the IDPC's confirmation that these address the corrective orders. For additional information, see Part I, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters" in this Annual Report on Form 10‑K. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, lead to additional claims from users, or adversely affect our business. In addition, we are subject to individual and class actions in Europe relating to matters that are or have been the subject of regulatory investigations.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. On November 18, 2025, the court granted judgment in our favor. On January 20, 2026, the FTC filed a notice of appeal of that ruling. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers, which is pending with the court. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, permitting it to proceed only on an individual basis as to the named plaintiffs. On September 29, 2025, in the user action, the court granted our motion, entering judgment in our favor. On October 27, 2025, plaintiffs in the user action filed a notice of appeal.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue.

The result of such litigation, investigations or inquiries could subject us to substantial monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint. On September 2, 2025, we filed a motion to dismiss the fourth amended complaint.

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

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal and oral argument was held on January 6, 2026.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is a school district bellwether case and is scheduled to begin on June 15, 2026. Across the cases described above, the damages or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for over one hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. We then moved to compel arbitration, which the district court denied. We appealed the denial of our motion to compel arbitration to the Ninth Circuit on December 3, 2025. The matter is stayed in district court pending resolution of our appeal.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on July 16, 2026. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Anthropic PBC, et al. and TED Entertainment, Inc. v. Meta Platforms, Inc.). We expect some of these cases will be set for trial beginning in mid-2027.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. The Commission issued preliminary findings with respect to some of these topics on October 24, 2025 reflecting its preliminary view that we have infringed DSA obligations related to notice and action mechanisms for illegal content reporting, content moderation decision appeals, and data access for researchers. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams and the use of our services to promote deceptive activity, in other parts of the world.

We are also subject to other litigation and government inquiries and investigations relating to advertising on our platform and our alleged role in causing or contributing to various societal harms, including illegal activity with respect to drugs, fraud, deceptive activity, unlawful discrimination, and other harms potentially impacting large numbers of people. We have received additional requests relating to these and other topics including in connection with news outlet reporting regarding these issues in the fourth quarter of 2025.

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

Holders of Record

As of December 31, 2025, there were 2,533 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $660.09 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2025, there were 25 stockholders of record of our Class B common stock.

Dividend Policy

Beginning in 2024, our board of directors declared quarterly cash dividends to the holders of our Class A and Class B common stock. During the year ended December 31, 2025, total dividend and dividend equivalent payments were $4.60 billion and $720 million for Class A and Class B common stock, respectively.

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

See Note 12 — Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2025.

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

The following graph shows a comparison of the cumulative total return for our Class A common stock, the Dow Jones Internet Composite Index (DJINET), the Standard & Poor's 500 Stock Index (S&P 500) and the Nasdaq Composite Index (Nasdaq Composite) for the five years ended December 31, 2025. The annual changes for the five-year period shown in the graph assumes that $100 was invested in our common stock and each index at the market close on the last trading day for the fiscal year ended December 31, 2020, and that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return for Meta Platforms, Inc., DJINET, S&P 500 and Nasdaq Composite

$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis and free cash flow, which are non-GAAP financial measures. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the full year 2025 using 2024 monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. For a full description of our free cash flow non-GAAP measure, see the section entitled "—Liquidity and Capital Resources—Free Cash Flow."

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

Executive Overview of Full Year 2025 Results

Our mission is to build the future of human connection and the technology that makes it possible.

Our financial results and key Family metrics for 2025 are set forth below. Total revenue for 2025 was $200.97 billion, an increase of 22% compared to 2024, due to an increase in advertising revenue. Ad impressions delivered across our Family of Apps in 2025 increased 12% year-over-year, and our average price per ad increased 9% year-over-year.

Income from operations for 2025 was $83.28 billion, an increase of $13.90 billion, or 20%, compared to 2024, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in employee compensation and infrastructure costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	% change	2025	2024	% change	2025	2024	% change

	(in millions, except percentages)
Revenue	$198,759	$162,355	22%	$2,207	$2,146	3%	$200,966	$164,501	22%
Costs and expenses	96,290	75,246	28%	21,400	19,875	8%	117,690	95,121	24%
Income (loss) from operations	$102,469	$87,109	18%	$(19,193)	$(17,729)	(8)%	$83,276	$69,380	20%
Operating margin	52%	54%		(870)%	(826)%		41%	42%
•Net income was $60.46 billion, with diluted earnings per share (EPS) of $23.49 for the year ended December 31, 2025.
•Capital expenditures, including principal payments on finance leases, were $72.22 billion for the year ended December 31, 2025.
•Share repurchases of our Class A common stock were $26.26 billion and total dividend and dividend equivalent payments were $5.32 billion for the year ended December 31, 2025.
•Cash, cash equivalents, and marketable securities were $81.59 billion as of December 31, 2025.
•Long-term debt was $58.74 billion as of December 31, 2025.
•Effective tax rate was 30% for the year ended December 31, 2025. This includes the effects of the implementation of the One Big Beautiful Bill Act during the third quarter of 2025. Absent the valuation allowance charge as of the enactment date, our 2025 effective tax rate would have decreased by 17 percentage points to 13%.
•Headcount was 78,865 as of December 31, 2025, an increase of 6% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.58 billion on average for December 2025, an increase of 7% year-over-year.
•Ad impressions delivered across our Family of Apps increased by 12% year-over-year in 2025.
•Average price per ad increased by 9% year-over-year in 2025.

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

In particular, legislative and regulatory developments such as the General Data Protection Regulation, including its evolving interpretation through decisions of the Court of Justice of the European Union, ePrivacy Directive, European Digital Services Act, Digital Markets Act, and U.S. state privacy laws have impacted our ability to use data signals in our ad products, and an increasing number of laws have been introduced limiting or prohibiting the provision of our services to younger users. We expect these and other developments will have further impact in the future. As a result, we have implemented, and we will continue to implement, whether voluntarily or otherwise, changes to our products and user data practices, which reduce our ability to effectively target and measure ads and may negatively impact our advertising revenue and user engagement. For example, in response to regulatory developments in Europe, we announced our plans to change the legal basis for behavioral advertising on Facebook and Instagram in the European Union, European Economic Area, and

Switzerland from "legitimate interests" to "consent," and began offering users in the region a "subscription for no ads" alternative. We subsequently began offering users in the region who elect to continue using our services free-of-charge, supported by ads, an option to see less personalized ads, which are less relevant and effective than our premium ad offerings. We are engaging with regulators on our consent model. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our and other iOS developers' ability to target and measure advertising, which has negatively impacted, and we expect will continue to negatively impact, the size of the budgets marketers are willing to commit to us and other advertising platforms.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In 2025, 82% of our total costs and expenses were recognized in FoA and 18% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we expect our AI initiatives will require significantly increased investment in infrastructure.

We are also making significant investments in our RL efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. In 2025, our RL segment reduced our overall operating profit by approximately $19.19 billion, and we expect our 2026 RL operating losses to remain similar to 2025. We expect this will be a complex, evolving, and long-term initiative, and our ability to support our RL efforts is dependent on generating sufficient profits from other areas of our business. We are investing now because we believe this will become the next computing platform and will unlock monetization opportunities for businesses, developers, and creators, including around advertising, hardware, and digital goods.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific. In 2025, revenue increased by 21% in United States & Canada, 24% in Europe, 20% in Asia-Pacific, and 27% in Rest of World, in each case relative to 2024.

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
3.19
3.24
3.27
3.29
3.35
3.43
3.48
3.54
3.58
Dec 31 2023
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025
Sep 30 2025
Dec 31 2025

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

Worldwide DAP increased 7% to 3.58 billion on average during December 2025 from 3.35 billion during December 2024.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$12.33	$11.20	$11.89	$12.29	$14.25	$12.36	$13.65	$14.46	$16.56

Note: We updated our definition of ARPP beginning in the first quarter of 2024 and have recast ARPP in prior periods for comparative purposes.

Our annual worldwide ARPP in 2025, which represents the sum of quarterly ARPP during such period, was $57.03, an increase of 15% from 2024.

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

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our consolidated financial statements. We believe that the estimates and assumptions associated with loss contingencies, income taxes, and valuation of non-marketable equity investments, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. For further information on all of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

We review the developments in our contingencies that could affect the amount of the estimated liability that has been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our estimated liability and changes to our disclosures accordingly to reflect the merits of our defenses and the impact of negotiations, settlements, regulatory proceedings, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the likelihood of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters. Certain factors, in particular, have resulted in significant changes to these estimates and judgments in prior quarters based on updated information available. For example, in certain jurisdictions where we operate, fines and penalties may be the result of new laws and preliminary interpretations regarding the basis of assessing damages, which may make it difficult to estimate what such fines and penalties would amount to if successfully asserted against us. As a result of these and other factors, we reasonably expect that our estimates and judgments with respect to our contingencies may continue to be revised in the future.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the possible range of loss is reasonably estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts that materially differ from management's estimates of losses, it could have a favorable or unfavorable impact on our results of operations and financial condition. See Note 11 — Commitments and Contingencies and Note 14 — Income Taxes of the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding these contingencies.

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

As a result of certain U.S. income tax provisions of the One Big Beautiful Bill Act enacted in July 2025, we expect to incur Corporate Alternative Minimum Tax (CAMT) beginning in 2025. In assessing the realizability of our deferred tax assets and determining the need for a valuation allowance, our accounting policy incorporates the expected impact of future years' CAMT.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates related to uncertainties with our research and development tax credits that are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax credits will be sufficient. Similarly, our estimates for transfer pricing have been developed based upon analyses of appropriate arms-length prices. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different, as significant judgment is required in evaluating and estimating our provision for income taxes. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results. For additional information, see Note 14 — Income Taxes of the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Valuation of Non-marketable Equity Investments

Impairment testing for non-marketable equity investments, including equity investments without readily determinable fair values accounted for using either the measurement alternative or the equity method, is performed at each reporting date to determine whether there are triggering events for impairment. Such qualitative assessment considers factors such as, but not limited to, the investee's financial condition and business outlook; industry and sector performance; regulatory, economic or technological environment; operational and financing cash flows; and other relevant events and factors affecting the investee. When indicators of impairment exist, we estimate the fair value of our non-marketable equity investments using the market approach and/or the income approach and recognize impairment loss in our consolidated statements of income if the estimated fair value is less than the carrying value. For equity method investments, an impairment loss is recognized when the impairment is considered other-than-temporary.

In addition, under the measurement alternative, determining whether another non-marketable equity investment of the same issuer is similar to the non-marketable equity investment we hold may require judgment in (a) assessment of differences in rights and obligations associated with the instruments such as voting rights, distribution rights and preferences, and conversion features, and (b) adjustments to the observable price for differences such as, but not limited to, rights and obligations, control premium, liquidity, or principal or most advantageous markets. The identification of observable transactions will depend on the timely reporting of these transactions from our investee companies, which may occur in a period subsequent to when the transactions take place. Therefore, our fair value adjustment for these observable transactions may occur in a period subsequent to when the transaction actually occurred. For additional information, see Note 5 — Non-Marketable Equity Investments of the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Change in Accounting Estimate

In January 2025, we completed an assessment of the useful lives of property and equipment, which resulted in an increase in the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. For additional information regarding the change in useful lives of our servers and network assets, see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Research and development. Research and development expenses consist mostly of employee compensation which includes payroll, share-based compensation and benefits for our employees on our engineering and technical teams who are responsible for developing new technologies and products; infrastructure costs; RL technology development costs; and facilities-related costs.

Marketing and sales. Marketing and sales expenses consist mostly of employee compensation which includes payroll, share-based compensation and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions; professional services to support our community and product operations; and marketing and promotional expenses.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table sets forth our consolidated statements of income data (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$200,966	$164,501	$134,902
Costs and expenses:
Cost of revenue	36,175	30,161	25,959
Research and development	57,372	43,873	38,483
Marketing and sales	11,991	11,347	12,301
General and administrative	12,152	9,740	11,408
Total costs and expenses	117,690	95,121	88,151
Income from operations	83,276	69,380	46,751
Interest and other income, net	2,656	1,283	677
Income before provision for income taxes	85,932	70,663	47,428
Provision for income taxes	25,474	8,303	8,330
Net income	$60,458	$62,360	$39,098

The following table sets forth our consolidated statements of income data (as a percentage of revenue)(1):

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	18	18	19
Research and development	29	27	29
Marketing and sales	6	7	9
General and administrative	6	6	8
Total costs and expenses	59	58	65
Income from operations	41	42	35
Interest and other income, net	1	1	1
Income before provision for income taxes	43	43	35
Provision for income taxes	13	5	6
Net income	30%	38%	29%
_________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Advertising	$196,175	$160,633	$131,948	22%	22%
Other revenue	2,584	1,722	1,058	50%	63%
Family of Apps	198,759	162,355	133,006	22%	22%
Reality Labs	2,207	2,146	1,896	3%	13%
Total revenue	$200,966	$164,501	$134,902	22%	22%

Family of Apps

FoA revenue in 2025 increased $36.40 billion, or 22%, compared to 2024. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in 2025 increased $35.54 billion, or 22%, compared to 2024 due to increases in ad impressions delivered and average price per ad. In 2025, ad impressions delivered increased by 12%, as compared with an increase of 11% in 2024, year-over-year. Ad impressions delivered during 2025 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement on our products. In 2025, the average price per ad increased by 9%, as compared with an increase of 10% in 2024, year-over-year. The increase in average price per ad in 2025 was driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Full Year 2025 Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in 2025 compared to 2024. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in 2025 increased $862 million, or 50%, compared to 2024. The increase was mostly driven by paid messaging from WhatsApp and Meta Verified subscriptions.

Reality Labs

RL revenue in 2025 increased $61 million, or 3%, compared to 2024. The increase was driven by an increase in sales of AI glasses, partially offset by a decrease in Meta Quest sales.

Revenue Seasonality

Revenue is traditionally seasonally strong in the fourth quarter of each year due in part to seasonal holiday demand. We believe that this seasonality in both advertising revenue and RL consumer hardware sales affects our quarterly results, which generally reflect significant growth in revenue between the third and fourth quarters and a decline between the fourth and subsequent first quarters. For instance, our total revenue increased 17%, 19%, and 17% between the third and fourth quarters of 2025, 2024, and 2023, respectively, while total revenue for the first quarters of 2025, 2024, and 2023 declined 13%, 9%, and 11% compared to the fourth quarters of 2024, 2023, and 2022, respectively.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the full year 2025 compared to the same period in 2024. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates for full year 2025, our total revenue and advertising revenue would have been $201.38 billion and $196.60 billion, which were $418 million and $420 million higher than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Cost of revenue	$36,175	$30,161	$25,959	20%	16%
Percentage of revenue	18%	18%	19%

Cost of revenue in 2025 increased $6.01 billion, or 20%, compared to 2024. The increase was mainly due to higher operational expenses related to our data centers and technical infrastructure, which included decreases in the depreciation growth rate due to an extension in the useful lives of servers and network assets, effective January 1, 2025. To a lesser extent, higher costs associated with partner arrangements also contributed to the increase.

See Note 1 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding changes in the estimated useful life of our servers and network assets.

Research and development

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Research and development	$57,372	$43,873	$38,483	31%	14%
Percentage of revenue	29%	27%	29%

Research and development expenses in 2025 increased $13.50 billion, or 31%, compared to 2024. The increase was mostly due to higher employee compensation and infrastructure costs related to research and development, including our AI initiatives.

The higher employee compensation was primarily from an 8% growth in employee headcount from 2024 to 2025 in engineering and other technical functions and an increase in share-based compensation expense.

Marketing and sales

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Marketing and sales	$11,991	$11,347	$12,301	6%	(8)%
Percentage of revenue	6%	7%	9%

Marketing and sales expenses in 2025 increased $644 million, or 6%, compared to 2024. The increase was mainly due to higher professional services related to our ongoing platform integrity efforts.

General and administrative

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
General and administrative	$12,152	$9,740	$11,408	25%	(15)%
Percentage of revenue	6%	6%	8%

General and administrative expenses in 2025 increased $2.41 billion, or 25%, compared to 2024. The increase was mainly due to higher legal-related costs, which included lapping of a $1.55 billion decrease in accrued losses for certain legal proceedings that benefited the prior year.

See Note 11 — Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Family of Apps	$102,469	$87,109	$62,871	18%	39%
Reality Labs	(19,193)	(17,729)	(16,120)	(8)%	(10)%
Total income from operations	$83,276	$69,380	$46,751	20%	48%

Family of Apps

FoA income from operations in 2025 increased $15.36 billion, or 18%, compared to 2024. The increase in FoA income from operations was driven by higher advertising revenue which was partially offset by an increase in costs and expenses. The increase in costs and expenses was primarily due to increases in employee compensation, infrastructure costs, costs associated with partner arrangements, and legal-related costs.

Reality Labs

RL loss from operations in 2025 increased $1.46 billion, or 8%, compared to 2024, driven by higher RL costs and expenses. RL costs and expenses increased primarily due to increases in employee compensation and other personnel related expenses, estimated losses on non-cancelable purchase commitments for RL inventory, and technology development costs.

See Note 15 — Segment and Geographical Information in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.

Interest and other income, net

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Interest income	$2,123	$2,517	$1,639	(16)%	54%
Interest expense	(1,165)	(715)	(446)	(63)%	(60)%
Foreign currency exchange gains (losses), net	352	(690)	(366)	151%	(89)%
Other income (expense), net	1,346	171	(150)	NM	214%
Total interest and other income, net	$2,656	$1,283	$677	107%	90%
____________________________________
NM    - not meaningful

Interest and other income, net in 2025 increased $1.37 billion, or 107% compared to 2024, due to an increase in other income (expense), net, related to the unrealized gains on our marketable and non-marketable equity investments. Foreign currency exchange gains, net from foreign currency transactions and remeasurement also contributed to the increase.

Provision for income taxes

	Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % change	2024 vs 2023 % change

	(in millions, except percentages)
Provision for income taxes	$25,474	$8,303	$8,330	207%	—%
Effective tax rate	30%	12%	18%

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing several significant U.S. income tax provisions that reduced our U.S. federal cash tax payments for the remainder of 2025 and future years. The provisions include the immediate expensing of domestic research and development costs and certain capital expenditures beginning in 2025, as well as an enhanced deduction for foreign-derived intangible income effective in 2026. The benefits from these provisions are limited by the 15% Corporate Alternative Minimum Tax (CAMT). As a result, we recorded a $15.93 billion charge in the third quarter of 2025, of which $14.03 billion was a valuation allowance against our U.S. federal deferred tax assets as of the enactment date of OBBBA, and the remaining was mostly related to the reduction of the benefit of the foreign-derived intangible income deduction. In determining the valuation allowance, our accounting policy incorporates the expected impact of future years’ CAMT in assessing the realizability of our deferred tax assets.

Our provision for income taxes in 2025 increased $17.17 billion or 207% compared to 2024, primarily due to an increase in the effective tax rate. Our effective tax rate in 2025 increased compared to 2024, mostly due to the effects of OBBBA.

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

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime. These changes did not have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

Absent any changes to our tax landscape, we expect our effective tax rate for the full year 2026 to be in the range of 13-16%.

Unrecognized Tax Benefits. As of December 31, 2025, we had net uncertain tax positions of $11.23 billion which was included in long-term income taxes on our consolidated balance sheets. These unrecognized tax benefits were predominantly accrued for uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. The ultimate settlement of the liabilities will depend upon resolution of tax audits, litigation, or events that would otherwise change the assessment of such items.

See Note 14 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $81.59 billion as of December 31, 2025, an increase of $3.78 billion from December 31, 2024. The increase was due to $115.80 billion of cash generated from operations and $29.91 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in November 2025. These increases were partially offset by $72.22 billion of capital expenditures, which includes purchases of property and equipment and principal payments on finance leases; $31.57 billion of capital returns for repurchases of our Class A common stock and payments of dividends and dividend equivalents; $18.40 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards; and $18.33 billion of purchases of non-marketable equity investments.

The following table presents our cash flows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$115,800	$91,328	$71,113
Net cash used in investing activities	$(102,003)	$(47,150)	$(24,495)
Net cash used in financing activities	$(20,370)	$(40,781)	$(19,500)

Cash Provided by Operating Activities

Cash provided by operating activities during 2025 mostly consisted of $60.46 billion net income adjusted for certain non-cash items, such as $20.43 billion of share-based compensation expense, $18.74 billion of deferred income taxes, and $18.62 billion of depreciation and amortization expense. The increase in cash flows from operating activities during 2025 compared to 2024, was primarily due to an increase in cash collections from our customers driven by the increase in revenue and lower cash paid for income taxes, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during 2025 mostly consisted of $69.69 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $18.33 billion of purchases of non-marketable equity investments, and $10.05 billion of net purchases of marketable securities. The increase in cash used in investing activities during 2025 compared to 2024 was mostly due to increases in purchases of property and equipment and non-marketable equity investments.

We anticipate making capital expenditures of approximately $115 billion to $135 billion in 2026 to support our AI efforts and core business.

Cash Used in Financing Activities

Cash used in financing activities during 2025 mostly consisted of $26.25 billion for repurchases of our Class A common stock, $18.40 billion of taxes paid related to net share settlement of RSUs, and $5.32 billion of payments of dividends and dividend equivalents, partially offset by $29.91 billion net proceeds from the issuance of the Notes in November 2025. The decrease in cash used in financing activities during 2025 compared to 2024, was mostly due to an increase in net proceeds from the Notes.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$115,800	$91,328	$71,113
Purchases of property and equipment	(69,691)	(37,256)	(27,045)
Principal payments on finance leases	(2,524)	(1,969)	(1,058)
Free cash flow	$43,585	$52,103	$43,010

Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our cash commitments for investing and financing activities, including investments in infrastructure and AI initiatives, as well as any return of capital to stockholders over the next 12 months and thereafter for the foreseeable future. We have increased investments in infrastructure and AI initiatives and expect to continue to do so. From time to time we may also seek to raise additional capital through debt, equity, or other financing arrangements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

Our operating and finance leases include data centers, offices, and certain network infrastructure. In addition to lease liabilities included in our consolidated balance sheets, we have leases that have not yet commenced, with total lease obligations of approximately $103.77 billion, mostly for data centers, colocations, and network infrastructure, as of December 31, 2025. These operating and finance leases will commence between 2026 and 2030 with lease terms of greater than one year to 30 years.

We also have $131.05 billion of contractual commitments as of December 31, 2025, mostly related to third-party cloud capacity arrangements and our continued investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs with $30.63 billion due in 2026.

Long-term Debt

As of December 31, 2025, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $59.0 billion, which mature from 2027 through 2064. Short-term and long-term future interest payments obligations as of December 31, 2025 were $2.98 billion and $56.74 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. In 2025, we repurchased and subsequently retired 40 million shares of our Class A common stock for an aggregate amount of $26.26 billion. As of December 31, 2025, $25.03 billion remained available and authorized for repurchases.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our share repurchase program may be suspended, delayed, discontinued, or accelerated at any time.

Dividend

Beginning in the first quarter of 2025, we increased our quarterly cash dividends from $0.50 to $0.525 per share of Class A and Class B common stock. Total dividends and dividend equivalents paid were $5.32 billion for the year ended December 31, 2025. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $7.58 billion for the year ended December 31, 2025. Our long-term income tax liabilities include $11.23 billion related to the uncertain tax positions and $9.78 billion related to deferred tax liabilities as of December 31, 2025. Due to the uncertainty in the timing of the resolution of our uncertain tax positions, we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 5 — Non-Marketable Equity Investments, Note 7 — Leases, Note 10 — Long-term Debt, Note 11 — Commitments and Contingencies, Note 12 — Stockholders' Equity, and Note 14 — Income Taxes in the notes to the consolidated financial statements included in Part II, Item 8, and "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for additional information.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, the majority of which is in Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Foreign Exchange Impact on Revenue section included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasuring monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency transaction gains, net were $352 million for the year ended December 31, 2025 and foreign currency transaction losses, net were $690 million, and $366 million for the years ended December 31, 2024 and 2023, respectively.

Beginning in 2025, we use short-term foreign currency forward contracts for cash management to reduce, but not entirely eliminate, exchange rate impacts on foreign currency cash conversions. These contracts are not designated as hedging instruments. As of December 31, 2025, no such contracts were outstanding. Realized gains, losses, and forward points for 2025 were not material and recorded within interest and other income, net in the consolidated statements of income.

Interest Rate Sensitivity

Our exposure to changes in interest rates relates primarily to interest income and market value of our cash equivalents, marketable debt securities, and the fair value of our long-term debt.

Our cash, cash equivalents, and marketable debt securities consist of cash, time deposits, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable debt securities, and the market value of those securities. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease of $711 million and $680 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2025 and 2024, respectively. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity.

As of December 31, 2025 and 2024, we also had aggregate principal amounts of fixed-rate senior notes (the Notes) outstanding of $59.0 billion and $29.0 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Equity Price Risk

Our equity investments include marketable and non-marketable equity investments subject to equity price risks that could have a material impact on the fair value or carrying value of our holdings. Our marketable equity securities are publicly traded stocks and our non-marketable equity investments are investments in privately-held companies without readily determinable fair values.

We record marketable equity securities at fair value based on readily determinable market values, of which publicly traded stocks are subject to market price volatility and represent $5.99 billion and $1.23 billion of our investments as of December 31, 2025 and 2024, respectively. A hypothetical adverse price change of 10% on our December 31, 2025 balance would decrease the fair value of marketable equity securities by $599 million.

Our non-marketable equity investments accounted for under the measurement alternative are adjusted for changes in fair value resulting from observable transactions for identical or similar securities of the same issuer. Valuations of our non-marketable equity investments are complex due to the lack of readily available market data and observable transactions. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of the companies we invest in and, therefore, result in a material impairment or downward adjustment in these investments. The carrying value of the non-marketable equity investments accounted for under the measurement alternative was $20.08 billion and $6.02 billion as of December 31, 2025 and 2024, respectively.

The carrying value of our non-marketable equity method investments was $7.45 billion and $52 million as of December 31, 2025 and 2024, respectively. These investments could be impaired if the carrying value exceeds the fair value and is not expected to recover.

For additional information, see Note 1 — Summary of Significant Accounting Policies, Note 4 — Financial Instruments, Note 5 — Non-Marketable Equity Investments, and Note 10 — Long-term Debt in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Estimates" contained in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

META PLATFORMS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meta Platforms, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 28, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit & Privacy Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Contingencies
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company is party to various legal proceedings, claims, and regulatory or government inquiries and investigations. The Company accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes it is reasonably possible that it will incur a loss in some of these matters described above. When applicable, the Company discloses an estimate of the amount of loss or range of possible loss that may be incurred or that the amount of such losses or a range of possible losses cannot be reasonably estimated.
Auditing the Company's accounting for, and disclosure of these loss contingencies was especially challenging due to the significant judgment required to evaluate management's assessments of the probability of loss, and its estimate of the potential amount or range of such losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification, evaluation and disclosure of loss contingencies, including controls relating to the Company's assessment of the likelihood that a loss will be incurred and its ability to reasonably estimate the potential range of possible losses.
Our audit procedures included reading the proceedings, claims, and regulatory or government inquiries and investigations, or summaries as we deemed appropriate, requesting and receiving legal counsel confirmation letters, meeting with legal counsel to discuss the nature of the various matters, and obtaining representations from management. We also evaluated the appropriateness of the related disclosures included in Note 11 to the consolidated financial statements.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 14 to the consolidated financial statements, the Company has received notices from the Internal Revenue Service (IRS) related to transfer pricing with the Company's foreign subsidiaries for certain periods examined. The IRS has also applied its position to tax years subsequent to those examined. If the IRS prevails in its position, the Company may incur an additional federal tax liability, plus interest and any penalties asserted. The Company uses judgment to (1) determine whether a tax position's technical and legal merits are more-likely-than-not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.
Auditing the Company's accounting for, and disclosure of, these uncertain tax positions was especially challenging due to the significant judgment required to assess management's evaluation of technical merits and the measurement of the tax positions based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to assess the technical merits of tax positions related to these transfer pricing and related legal rulings and to measure the benefit of those tax positions.
As part of our audit procedures over the Company's accounting for these positions, we involved our tax professionals to assist with our assessment of the technical merits of the Company's tax positions. This included assessing the Company's correspondence with the relevant tax authorities, evaluating legal rulings, evaluating income tax opinions or other third-party advice obtained by the Company, and requesting and receiving confirmation letters from third-party advisors. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company's accounting for those tax positions. We analyzed the Company's assumptions and data used to determine the amount of the federal tax liability recognized and tested the mathematical accuracy of the underlying data and calculations. We also evaluated the appropriateness of the related disclosures included in Note 14 to the consolidated financial statements in relation to these matters.

Consolidation accounting for a variable interest entity
Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company entered into an arrangement (the “Venture”) to co-develop a data center campus. The Company determined whether it holds a variable interest in the Venture, whether the entity in which the Company has a variable interest is a variable interest entity (“VIE”), and whether the Company is required to consolidate the entity. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly affect the economic performance of the VIE and a variable interest that absorbs losses or receives benefits from the VIE that could potentially be significant to the VIE.

Auditing the Company’s determination of the primary beneficiary of the VIE was especially challenging due to the significant judgment required in determining the activities that most significantly affect the VIE’s economic performance based on the purpose and design of the entity and assessing whether the Company has the power to direct those activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the primary beneficiary of the VIE, including controls relating to the determination of the activities that most significantly affect the VIE’s economic performance and assessing which party has the power to direct those activities.

To test the Company’s consolidation conclusion with respect to its interest in the VIE related to the Venture, our procedures included, among others, reading the relevant agreements related to the VIE to understand the purpose and design of the Venture. We audited the Company’s determination of the primary beneficiary of the VIE, including its determination of the activities that most significantly affect the Venture’s economic performance and assessing which party has the power to direct those activities. We also evaluated the appropriateness of the related disclosures included in Note 5 to the consolidated financial statements.

We have served as the Company's auditor since 2007.

/s/ Ernst & Young LLP

San Jose, California
January 28, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Meta Platforms, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Meta Platforms, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Meta Platforms, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated January 28, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
January 28, 2026

META PLATFORMS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,873	$43,889
Marketable securities	45,719	33,926
Accounts receivable, net	19,769	16,994
Prepaid expenses and other current assets	7,361	5,236
Total current assets	108,722	100,045
Non-marketable equity investments	27,524	6,070
Property and equipment, net	176,400	121,346
Operating lease right-of-use assets	20,404	14,922
Goodwill	24,534	20,654
Other assets	8,437	13,017
Total assets	$366,021	$276,054

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,894	$7,687
Operating lease liabilities, current	2,213	1,942
Accrued expenses and other current liabilities	30,729	23,967
Total current liabilities	41,836	33,596
Operating lease liabilities, non-current	22,940	18,292
Long-term debt	58,744	28,826
Long-term income taxes	21,005	9,987
Other liabilities	4,253	2,716
Total liabilities	148,778	93,417
Commitments and contingencies
Stockholders' equity:
Common stock, $0.000006 par value; 5,000 million Class A shares authorized, 2,187 million and 2,190 million shares issued and outstanding, as of December 31, 2025 and 2024, respectively; 4,141 million Class B shares authorized, 343 million and 344 million shares issued and outstanding, as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	95,793	83,228
Accumulated other comprehensive income (loss)	271	(3,097)
Retained earnings	121,179	102,506
Total stockholders' equity	217,243	182,637
Total liabilities and stockholders' equity	$366,021	$276,054

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$200,966	$164,501	$134,902
Costs and expenses:
Cost of revenue	36,175	30,161	25,959
Research and development	57,372	43,873	38,483
Marketing and sales	11,991	11,347	12,301
General and administrative	12,152	9,740	11,408
Total costs and expenses	117,690	95,121	88,151
Income from operations	83,276	69,380	46,751
Interest and other income, net	2,656	1,283	677
Income before provision for income taxes	85,932	70,663	47,428
Provision for income taxes	25,474	8,303	8,330
Net income	$60,458	$62,360	$39,098
Earnings per share:
Basic	$23.98	$24.61	$15.19
Diluted	$23.49	$23.86	$14.87
Weighted-average shares used to compute earnings per share:
Basic	2,521	2,534	2,574
Diluted	2,574	2,614	2,629

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$60,458	$62,360	$39,098
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	2,693	(1,413)	618
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	675	471	757
Comprehensive income	$63,826	$61,418	$40,473

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value
Balances at December 31, 2022	2,614	$—	$64,444	$(3,530)	$64,799	$125,713
Net income	—	—	—	—	39,098	39,098
Other comprehensive income	—	—	—	1,375	—	1,375
Issuance of common stock	65	—	—	—	—	—
Shares withheld related to net share settlement	(26)	—	(5,218)	—	(1,794)	(7,012)
Share-based compensation	—	—	14,027	—	—	14,027
Share repurchases	(92)	—	—	—	(20,033)	(20,033)
Balances at December 31, 2023	2,561	—	73,253	(2,155)	82,070	153,168
Net income	—	—	—	—	62,360	62,360
Other comprehensive loss	—	—	—	(942)	—	(942)
Issuance of common stock	65	—	—	—	—	—
Shares withheld related to net share settlement	(27)	—	(6,721)	—	(7,049)	(13,770)
Share-based compensation	—	—	16,690	—	—	16,690
Share repurchases	(65)	—	—	—	(29,754)	(29,754)
Dividends and dividend equivalents declared (1)	—	—	—	—	(5,121)	(5,121)
Other	—	—	6	—	—	6
Balances at December 31, 2024	2,534	—	83,228	(3,097)	102,506	182,637
Net income	—	—	—	—	60,458	60,458
Other comprehensive income	—	—	—	3,368	—	3,368
Issuance of common stock	63	—	450	—	—	450
Shares withheld related to net share settlement	(27)	—	(8,312)	—	(10,088)	(18,400)
Share-based compensation	—	—	20,427	—	—	20,427
Share repurchases	(40)	—	—	—	(26,264)	(26,264)
Dividends and dividend equivalents declared (1)	—	—	—	—	(5,421)	(5,421)
Other	—	—	—	—	(12)	(12)
Balances at December 31, 2025	2,530	$—	$95,793	$271	$121,179	$217,243
_______________________
(1)Dividend per share was $2.10 and $2.00 for the years ended December 31, 2025 and 2024, respectively.

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$60,458	$62,360	$39,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,616	15,498	11,178
Share-based compensation	20,427	16,690	14,027
Deferred income taxes	18,738	(4,738)	131
Unrealized (gain) loss on equity investments	(1,138)	(53)	102
Impairment charges for facilities consolidation	—	383	2,432
Other	(416)	140	309
Changes in assets and liabilities:
Accounts receivable	(1,815)	(1,485)	(2,399)
Prepaid expenses and other current assets	(89)	(698)	559
Other assets	(481)	(270)	(80)
Accounts payable	(14)	373	51
Accrued expenses and other current liabilities	1,077	323	5,081
Other liabilities	437	2,805	624
Net cash provided by operating activities	115,800	91,328	71,113
Cash flows from investing activities
Purchases of property and equipment	(69,691)	(37,256)	(27,045)
Purchases of marketable securities	(36,929)	(25,542)	(2,982)
Sales and maturities of marketable securities	26,874	15,789	6,184
Payments for held-for-sale assets	(2,432)	—	—
Proceeds from Venture distribution	2,554	—	—
Purchases of non-marketable equity investments	(18,330)	(11)	(1)
Acquisitions of businesses and intangible assets	(4,231)	(270)	(629)
Other investing activities	182	140	(22)
Net cash used in investing activities	(102,003)	(47,150)	(24,495)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(18,400)	(13,770)	(7,012)
Repurchases of Class A common stock	(26,248)	(30,125)	(19,774)
Payments for dividends and dividend equivalents	(5,324)	(5,072)	—
Proceeds from issuance of long-term debt, net	29,906	10,432	8,455
Principal payments on finance leases	(2,524)	(1,969)	(1,058)
Other financing activities	2,220	(277)	(111)
Net cash used in financing activities	(20,370)	(40,781)	(19,500)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	235	(786)	113
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	(6,338)	2,611	27,231
Cash, cash equivalents, and restricted cash equivalents at beginning of the period	45,438	42,827	15,596
Cash, cash equivalents, and restricted cash equivalents at end of the period	$39,100	$45,438	$42,827
Reconciliation of cash, cash equivalents, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$35,873	$43,889	$41,862
Restricted cash equivalents, included in prepaid expenses and other current assets	837	353	99
Restricted cash equivalents, included in other assets	2,390	1,196	866
Total cash, cash equivalents, and restricted cash equivalents	$39,100	$45,438	$42,827

See Accompanying Notes to Consolidated Financial Statements.

META PLATFORMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow data
Cash paid for income taxes, net	$7,578	$10,554	$6,607
Cash paid for interest, net of amounts capitalized	$696	$486	$448
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9,331	$7,127	$4,105
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$2,659	$172	$119

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

Basis of Presentation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Meta Platforms, Inc. and its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to loss contingencies, income taxes, valuation of non-marketable equity investments, valuation of long-lived assets and their associated estimated useful lives, revenue recognition, valuation of goodwill, credit losses of available-for-sale debt securities, accounts receivable, and fair value of financial instruments and leases. These estimates are based on management's knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

In January 2025, we completed an assessment of the useful lives of property and equipment, which resulted in an increase in the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. Based on the servers and network assets placed in service as of December 31, 2024, the financial impact of this change in estimate included a reduction in depreciation expense of $2.92 billion and an increase in net income of $2.59 billion, or $1.00 per diluted share, for the year ended December 31, 2025.

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

For revenue generated from arrangements that involve third parties, we evaluate whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

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

Other Revenue

FoA other revenue consists of revenue from paid messaging from WhatsApp, Meta Verified subscriptions, net fees we receive from developers using our Payments infrastructure, and revenue from various other sources.

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

Share-based Compensation

Share-based compensation expense consists of our restricted stock units (RSUs) expense. RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Share-based compensation expense is generally recognized on the straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. In determining the valuation allowance, our accounting policy incorporates the expected impact of future years’ Corporate Alternative Minimum Tax in assessing the realizability of our deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of the provision for income taxes.

Advertising Expense

Advertising costs are expensed when incurred and are included in marketing and sales expenses on our consolidated statements of income. We incurred advertising expenses of $2.09 billion, $2.06 billion, and $2.02 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

Cash and Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

Cash and cash equivalents consist of cash on deposit with financial institutions globally and highly liquid investments with maturities of 90 days or less from the date of purchase. We classify amounts in transit from customer credit cards and payment service providers as cash on our consolidated balance sheets.

We classify certain restricted cash and cash equivalent balances, consisting mainly of cash related to insurance policies, cash reserves designated for a specific purpose, as well as retention and indemnification holdback for our acquisitions, within prepaid expenses and other current assets and other assets on our consolidated balance sheets, based upon the expected duration of the restrictions.

Marketable Securities

We hold investments in marketable debt securities, consisting of U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. Our marketable debt securities are classified as available-for-sale (AFS) investments in marketable securities within current assets on our consolidated balance sheets because they represent investments of cash available for current operations. The AFS investments are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on AFS debt securities are recognized as a charge in interest and other income (expense), net on our consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. We determine realized gains or losses on sale of marketable securities on a specific identification method and include such gains or losses in interest and other income (expense), net on our consolidated statements of income.

We also hold investments in marketable equity securities that are publicly traded stocks. We classify these equity securities as marketable securities within current assets on our consolidated balance sheets because they are available to be converted into cash to fund current operations without any restriction. These marketable equity securities are measured at fair value at each reporting date with gains and losses recognized in interest and other income (expense), net on our consolidated statements of income.

Non-marketable Equity Investments

Our non-marketable equity investments include equity investments without readily determinable fair values accounted for using either the measurement alternative or the equity method. Non-marketable equity investments accounted for using the measurement alternative, which is cost, less any impairment, are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Other non-marketable equity investments, through which we exercise significant influence but do not have control over the investee, are accounted for under the equity method.

We periodically review our non-marketable equity investments for impairment. When indicators of impairment exist and the estimated fair value of an investment is below its carrying amount, we write down the investment to its fair value in interest and other income (expense), net on our consolidated statements of income. An impairment loss is recognized when the impairment is considered other-than-temporary for equity method investments. For the years ended December 31, 2025 and 2024, impairment for non-marketable equity investments were not material. For additional information, see Note 5 — Non-Marketable Equity Investments and Part II, Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Estimates" contained in this Annual Report on Form 10-K.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following three-level hierarchy, which prioritizes the inputs used to measure fair value based on the lowest level of input that is available and significant to the fair value measurement:

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

Our non-marketable equity investments accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When an impairment loss or upward adjustment from observable price changes of qualified transactions occur, the respective non-marketable equity investment would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. For the years ended December 31, 2025 and 2024, changes in the fair value recorded for our non-marketable equity securities were not material. For additional information, see Note 5 — Non-Marketable Equity Investments.

Variable Interest Entities

At the inception of each arrangement, we determine whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (VIE). Significant judgment is required to identify the activities that most significantly affect the VIE’s economic performance, based on its purpose and design. We assess whether we have both the power to direct those activities and the obligation to absorb the majority of the VIE’s losses or benefits. We evaluate whether we are the primary beneficiary of the VIE, in which case we would consolidate the entity.

As of December 31, 2025, we are not the primary beneficiary of the VIEs related to our investments, and therefore the VIEs are not consolidated. These investments are accounted for as equity method investments included within non-marketable equity investments on our consolidated balance sheet. We continually monitor our involvement with the VIEs and will consolidate them if we become the primary beneficiary in the future. For additional information, see Note 5 — Non-Marketable Equity Investments.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectibility trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. As of December 31, 2025 and 2024, the allowance for credit losses on accounts receivable were not material.

Property and Equipment

Property and equipment, including finance leases, are depreciated and stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment and amortization periods of finance lease right-of-use (ROU) assets as of December 31, 2025 are described below:

Property and Equipment	Useful Life/ Amortization period
Servers and network assets	Five to 5.5 years
Buildings	25 to 30 years
Equipment and other	One to 25 years
Finance lease right-of-use assets	Five to 20 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

We evaluate at least annually the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset's fair value is less than the carrying amount, an impairment loss is recognized in income from operations.

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

Servers and network assets include equipment mostly in our data centers, which are used to support our core business and AI efforts. Land and assets held within construction in progress (CIP) are not depreciated. CIP assets are related to the construction or development of property and equipment that have not yet been placed in service for their intended use. We also capitalize interest on our debt related to certain eligible CIP assets and depreciate the capitalized interest over the useful life of the related assets.

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

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material restrictive covenants.

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

Loss Contingencies

We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with various legal and regulatory obligations around the world, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. We record such losses as general and administrative expenses on our consolidated statements of income.

If we determine that a loss is probable or reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. For more information, see Note 8 —Acquisitions, Goodwill, and Intangible Assets.

Goodwill and Intangibles Assets

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units, Family of Apps (FoA) and Reality Labs (RL), subject to goodwill impairment testing. As of December 31, 2025, no impairment of goodwill has been identified.

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation of these intangible assets is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of a finite-lived intangible asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment loss is recognized. The impairment losses of finite-lived intangible assets were not material during the reporting periods presented.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. As of December 31, 2025, cumulative translation gains, net of tax was not material. As of December 31, 2024, cumulative translation losses, net of tax was $2.66 billion.

Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded within interest and other income (expense), net on our consolidated statements of income. Foreign currency transaction gains, net were $352 million for the year ended December 31, 2025 and foreign currency transaction losses, net were $690 million, and $366 million for the years ended December 31, 2024 and 2023, respectively.

Credit Risk and Concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and restricted cash equivalents, marketable debt securities, and accounts receivable. Cash equivalents consist mostly of money market funds, that primarily invest in U.S. government and agency securities. Marketable debt securities consist of investments in U.S. government securities, U.S. government agency securities, and investment grade corporate debt securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our marketable debt securities are held in diversified highly rated securities. Our investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The amount of credit losses recorded for the year ended December 31, 2025 was not material.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We generated 37%, 36%, and 37% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively, from marketers and developers based in the United States, with a majority of the revenue outside of the United States in 2025 coming from customers located in western Europe, China, Singapore, and Brazil.

We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses, and bad debt expense on these losses was not material during the years ended December 31, 2025, 2024, and 2023. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected.

No customer represented 10% or more of total revenue or accounts receivable for the years ended December 31, 2025, 2024, and 2023.

Recently Adopted Accounting Pronouncements

Beginning in 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements. For additional information, see Note 14 — Income Taxes.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The guidance modernizes the accounting for software costs and enhances the transparency about an entity's software costs. The guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or under a modified transition approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual periods beginning with the year ending December 31, 2028 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Advertising	$196,175	$160,633	$131,948
Other revenue	2,584	1,722	1,058
Family of Apps	198,759	162,355	133,006
Reality Labs	2,207	2,146	1,896
Total revenue	$200,966	$164,501	$134,902

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States and Canada (1)	$78,866	$63,207	$52,888
Europe (2)	46,569	38,361	31,210
Asia-Pacific	53,817	45,009	36,154
Rest of World (2)	21,714	17,924	14,650
Total revenue	$200,966	$164,501	$134,902
_________________________
(1)United States revenue was $74.78 billion, $59.73 billion, and $49.78 billion for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue was $1.08 billion and $772 million as of December 31, 2025 and 2024, respectively. Our deferred revenue primarily relates to advertising prepayments and credits, as well as software updates and upgrades associated with RL hardware sales, most of which are expected to be realized in less than a year.

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

For the years ended December 31, 2025 and 2023, approximately 9 million and 16 million shares of RSUs, respectively, were excluded from the diluted EPS calculation, as including them would have an anti-dilutive effect. RSUs with anti-dilutive effect were not material for the year ended December 31, 2024.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023 (2)
Basic EPS:
Numerator
Distributed earnings	$5,324	$5,072	$—
Undistributed earnings	55,134	57,288	39,098
Net income	$60,458	$62,360	$39,098
Denominator
Shares used in computation of basic EPS (1)	2,521	2,534	2,574
Basic EPS	$23.98	$24.61	$15.19
Diluted EPS:
Numerator
Net income for diluted EPS	$60,458	$62,360	$39,098
Denominator
Shares used in computation of basic EPS (1)	2,521	2,534	2,574
Effect of dilutive RSUs	53	80	55
Shares used in computation of diluted EPS	2,574	2,614	2,629
Diluted EPS	$23.49	$23.86	$14.87
____________________________________
(1)Includes 2,178 million, 2,189 million, and 2,220 million shares of Class A common stock and 343 million, 345 million, and 354 million shares of Class B common stock, for the years ended December 31, 2025, 2024, and 2023, respectively.
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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,928	$27,928	$—	$—
U.S. government securities	1,623	1,623	—	—
Time deposits	328	—	328	—
Corporate debt securities	1,603	—	1,603	—
Total cash equivalents	31,482	29,551	1,931	—
Marketable securities:
U.S. government securities	21,483	21,483	—	—
U.S. government agency securities	767	767	—	—
Corporate debt securities	17,477	—	17,477	—
Marketable equity securities	5,992	5,992	—	—
Total marketable securities	45,719	28,242	17,477	—
Restricted cash equivalents	2,539	2,539	—	—
Other assets	106	—	—	106
Total	$79,846	$60,332	$19,408	$106

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$36,165	$36,165	$—	$—
U.S. government and agency securities	23	23	—	—
Time deposits	369	—	369	—
Corporate debt securities	114	—	114	—
Total cash equivalents	36,671	36,188	483	—
Marketable securities:
U.S. government securities	14,889	14,889	—	—
U.S. government agency securities	3,053	3,053	—	—
Corporate debt securities	14,758	—	14,758	—
Marketable equity securities	1,226	1,226	—	—
Total marketable securities	33,926	19,168	14,758	—
Restricted cash equivalents	1,193	1,193	—	—
Other assets	101	—	—	101
Total	$71,891	$56,549	$15,241	$101
Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of December 31, 2025 and 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,491	$(2)	$1,570	$(18)	$3,061	$(20)
U.S. government agency securities	17	—	25	—	42	—
Corporate debt securities	1,213	(1)	1,534	(20)	2,747	(21)
Total	$2,721	$(3)	$3,129	$(38)	$5,850	$(41)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,860	$(71)	$4,330	$(146)	$11,190	$(217)
U.S. government agency securities	435	(2)	2,083	(44)	2,518	(46)
Corporate debt securities	2,989	(26)	6,373	(192)	9,362	(218)
Total	$10,284	$(99)	$12,786	$(382)	$23,070	$(481)

The gross unrealized gains on our marketable debt securities were $300 million and not material as of December 31, 2025 and 2024, respectively, and the allowance for credit losses were not material for both periods.

The following table classifies our marketable debt securities by contractual maturities (in millions):

December 31, 2025
Due within one year	$13,023
Due after one year to five years	26,704
Total	$39,727
Marketable Equity Securities

The net unrealized gains on our marketable equity securities recognized in interest and other income, net on our consolidated statements of income were $413 million and not material during the years ended December 31, 2025 and 2024, respectively.
Note 5. Non-Marketable Equity Investments

Our non-marketable equity investments are in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	December 31,
	2025	2024
Initial cost	$20,271	$6,342
Cumulative upward adjustments	429	300
Cumulative impairment/downward adjustments	(624)	(624)
Non-marketable equity investments under measurement alternative	20,076	6,018
Non-marketable equity investments under equity method	7,448	52
Total carrying value of non-marketable equity investments	$27,524	$6,070

Non-Marketable Equity Investments Under Measurement Alternative

Our non-marketable equity investments accounted for under the measurement alternative mostly consist of our minority investments in Scale AI for $13.80 billion, which was closed during 2025, and our investment in Jio Platforms Limited of $5.82 billion as of December 31, 2025. We do not have significant influence over these investees' operations.

Non-Marketable Equity Investments Under Equity Method

In October 2025, we entered into an arrangement to co-develop a data center campus in Louisiana (the Venture). This Venture provides strategic optionality and flexibility, enabling us to effectively meet future infrastructure capacity needs as AI markets and technologies develop.

At Venture formation, we contributed $4.30 billion of held-for-sale assets, net of liabilities, and we received a one-time distribution of $2.55 billion. We hold a 20% membership interest in the Venture, which is accounted for under the equity method included within non-marketable equity investments on the consolidated balance sheets. We provide construction management, administrative and property management services to the Venture. The parties have committed to fund their respective pro rata share of approximately $27 billion in total estimated development costs.

We also entered into lease agreements with the Venture for the use of properties on the data center campus, which will commence in 2029. The aggregate initial lease commitment is approximately $12.31 billion, with each property having an initial four-year lease term and options to renew for a total lease period of up to 20 years. In addition, we have provided residual value guarantees (RVG) with an aggregate threshold of approximately $28 billion that decreases over time. If we decide to terminate or not renew a lease, and if certain other conditions are met, our maximum RVG payment would equal any shortfall between the fair value at that time and the RVG threshold for that property. As of December 31, 2025, RVG payments are not probable and therefore, no liability has been recorded.

We do not have the power to direct the activities that most significantly impact the Venture's economic performance. Therefore, we are not the primary beneficiary and do not consolidate the variable interest entity (VIE). Our maximum exposure to loss related to the Venture was $45.95 billion as of December 31, 2025, consisting of $1.83 billion carrying value of our equity investment, the lease commitments, our estimated future fundings, and the maximum RVG threshold.

In addition, our non-marketable equity method investments also include other types of unconsolidated VIEs for which we are not the primary beneficiary, as we do not direct the activities that would significantly affect their economic performance. As of December 31, 2025, total maximum exposure to loss in these other VIEs was $5.58 billion, which equals the carrying value of our investments for the year ended December 31, 2025.
Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2025	2024
Land	$3,687	$2,561
Servers and network assets	98,040	68,397
Buildings	55,568	47,076
Leasehold improvements	8,346	7,293
Equipment and other	9,377	7,150
Finance lease right-of-use assets	8,187	5,384
Construction in progress	50,521	26,802
Property and equipment, gross	233,726	164,663
Less: Accumulated depreciation	(57,326)	(43,317)
Property and equipment, net	$176,400	$121,346

Construction in progress (CIP) includes costs mostly related to construction of data centers, network infrastructure and servers. Interest expense capitalized for the eligible CIP assets was $535 million and $384 million during the years ended December 31, 2025 and 2024, respectively.

Depreciation expense on property and equipment was $18.00 billion, $15.29 billion, and $11.02 billion for the years ended December 31, 2025, 2024, and 2023, respectively. Within property and equipment, servers and network assets depreciation expenses were $13.36 billion, $11.34 billion, and $7.32 billion for the years ended December 31, 2025, 2024, and 2023, respectively. We extended the estimated useful lives of most servers and network assets to 5.5 years, effective January 1, 2025. See Note 1 — Summary of Significant Accounting Policies - Use of Estimates.

During the years ended December 31, 2025, 2024, and 2023, total impairment losses for property and equipment were $237 million, $288 million and $738 million, respectively.

Note 7. Leases

We have entered into various non-cancelable operating and finance lease agreements mostly for our data centers, offices, and certain network infrastructure. Our leases have original lease periods expiring between 2026 and 2093. Many leases include one or more options to renew.

The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$549	$387	$349
Interest	31	23	20
Operating lease cost	2,798	2,359	2,091
Variable lease cost and other	1,147	844	580
Total	$4,525	$3,613	$3,040

Impairment losses for operating lease right-of-use assets were not material for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, $385 million and $1.76 billion were recorded as impairment losses for operating lease right-of-use assets, respectively.
Supplemental balance sheet information related to lease liabilities is as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Finance leases	15.1 years	13.7 years
Operating leases	12.3 years	11.5 years
Weighted-average discount rate:
Finance leases	4.1%	3.6%
Operating leases	4.3%	3.9%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases
2026	$3,211	$344
2027	3,237	97
2028	3,057	97
2029	2,985	88
2030	2,621	86
Thereafter	18,397	792
Total undiscounted cash flows	33,508	1,504
Less: Imputed interest	(8,355)	(320)
Present value of lease liabilities	$25,153	$1,184

Lease liabilities, current	$2,213	$308
Lease liabilities, non-current	22,940	876
Present value of lease liabilities	$25,153	$1,184

The table above does not include lease payments that were not fixed at commencement or lease modification. As of December 31, 2025, we have additional operating and finance leases, that have not yet commenced, with total lease obligations of approximately $103.77 billion, mostly for data centers, colocations, and network infrastructure. These operating and finance leases will commence between 2026 and 2030 with lease terms of greater than one year to 30 years.

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,189	$2,830	$2,233
Operating cash flows for finance leases	$31	$23	$20
Financing cash flows for finance leases	$2,524	$1,969	$1,058
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$7,017	$3,784	$4,370
Finance leases	$613	$181	$588

Note 8. Acquisitions, Goodwill, and Intangible Assets

During the year ended December 31, 2025, we completed several business acquisitions with total purchase consideration of $4.09 billion in cash and $450 million in shares of our Class A common stock, including $3.88 billion and $664 million allocated to goodwill and intangible assets, respectively. Goodwill generated from these business acquisitions was primarily attributable to advancing our AI efforts, workforce, expected synergies, and potential monetization opportunities. The amount of goodwill generated that was deductible for tax purposes was not material. Acquisition-related costs were not material and were expensed as incurred. Pro forma historical results of operations related to these business acquisitions have not been presented because they are not significant to our consolidated financial statements, either individually or in aggregate. We have included the financial results of these acquired businesses in our consolidated financial statements from their respective dates of acquisition.

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Family of Apps	Reality Labs	Total
December 31, 2023	$19,246	$1,408	$20,654
Acquisitions	—	—	—
December 31, 2024	19,246	1,408	20,654
Acquisitions	3,697	99	3,796
Adjustments	85	(1)	84
December 31, 2025	$23,028	$1,506	$24,534

The following table sets forth the major categories of the intangible assets and their weighted-average remaining useful lives (in millions):

		December 31, 2025			December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software	2.6	$2,601	$(400)	$2,201	$250	$(58)	$192
Acquired technology	3.0	1,151	(235)	916	442	(247)	195
Acquired patents	6.4	224	(143)	81	252	(165)	87
Other	3.4	113	(16)	97	24	(8)	16
Total finite-lived assets		4,089	(794)	3,295	968	(478)	490
Total indefinite-lived assets	N/A	397	—	397	425	—	425
Total		$4,486	$(794)	$3,692	$1,393	$(478)	$915

During the year ended December 31, 2025, we also purchased software licenses of $2.40 billion which are classified as acquired software within the intangible assets. Amortization expense of intangible assets for the years ended December 31, 2025, 2024, and 2023 was $615 million, $211 million, and $161 million, respectively.

As of December 31, 2025, expected amortization expense for finite-lived intangible assets for the next five years and thereafter is as follows (in millions):

2026	$1,259
2027	1,162
2028	771
2029	39
2030	27
Thereafter	37
Total	$3,295
Note 9. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	December 31,
	2025	2024
Legal-related accruals (1)	$6,867	$5,523
Accrued compensation and benefits	7,151	6,350
Accrued property and equipment	4,402	2,582
Accrued taxes	1,922	3,438
Other current liabilities	10,387	6,074
Total	$30,729	$23,967
_________________________
(1)Includes accruals for estimated fines, settlements, or other losses in connection with legal and related matters, as well as other legal fees. For further information, see Legal and Related Matters in Note 11 — Commitments and Contingencies.

Note 10. Long-term Debt

In November 2025, we issued an aggregate of $30.0 billion of fixed-rate senior unsecured notes in six series. The following table summarizes our fixed-senior unsecured notes (the Notes) and the carrying amount of our long-term debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	December 31, 2025	December 31, 2024
August 2022 Notes	2027 - 2062	3.50% - 4.65%	3.63% - 4.71%	$10,000	$10,000
May 2023 Notes	2028 - 2063	4.60% - 5.75%	4.68% - 5.79%	8,500	8,500
August 2024 Notes	2029 - 2064	4.30% - 5.55%	4.42% - 5.60%	10,500	10,500
November 2025 Notes	2030 - 2065	4.20% - 5.75%	4.27% - 5.77%	30,000	—
Total face amount of long-term debt				59,000	29,000
Unamortized discount and issuance costs, net				(256)	(174)
Long-term debt				$58,744	$28,826

Each series of the Notes rank equally with each other and interest is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the Notes was $1.09 billion, $683 million, and $420 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The total estimated fair value of our outstanding Notes was $57.22 billion and $27.83 billion as of December 31, 2025 and 2024, respectively. The fair value is determined based on the quoted prices at the end of the reporting periods and categorized as Level 2 in the fair value hierarchy.

As of December 31, 2025, future principal payments for the Notes, by year, are as follows (in millions):

2026	$—
2027	2,750
2028	1,500
2029	1,000
2030	5,000
Thereafter	48,750
Total	$59,000

Note 11. Commitments and Contingencies

Contractual Commitments

We have $131.05 billion of non-cancelable contractual commitments as of December 31, 2025. These commitments are mostly related to third-party cloud capacity arrangements and our continued investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs. The following is a schedule, by years, of non-cancelable contractual commitments as of December 31, 2025 (in millions):

2026	$30,634
2027	22,166
2028	21,221
2029	19,761
2030	19,407
Thereafter	17,857
Total	$131,046

Additionally, as part of the normal course of business, we have entered into multi-year agreements ranging from three to 25 years to purchase clean and renewable energy that do not specify a fixed or minimum volume commitment. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

We are also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action. With respect to these other legal proceedings, claims, regulatory, tax, or government inquiries and investigations, and other matters, asserted and unasserted, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. In addition, we believe there is a reasonable possibility that we may incur a loss in some of these other matters. We believe that the amount of losses or any estimable range of possible losses with respect to these other matters will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which is subject to court approval. Certain other state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which is subject to court approval.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, with briefing due to be complete by May 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case, and on January 20, 2026, the district court continued the stay and ordered the parties to file a status update by June 8, 2026.

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

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the General Data Protection Regulation (GDPR), of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders, which is described further in "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K. The interpretation of the GDPR is still evolving, including through decisions of the Court of Justice of the European Union, and draft decisions in investigations by the IDPC are subject to review by other European privacy regulators as part of the GDPR's cooperation and consistency mechanisms, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. Although we are vigorously defending our regulatory compliance, we have accrued significant amounts for loss contingencies related to these inquiries and investigations in Europe, and we believe there is a reasonable possibility that additional accruals for losses related to these matters could be material individually or in the aggregate. In addition, we are subject to individual and class actions in Europe relating to matters that are or have been the subject of regulatory investigations.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

Competition

We are subject to various litigation and government inquiries and investigations, formal or informal, by competition authorities in the United States, Europe, and other jurisdictions. Such investigations, inquiries, and lawsuits concern, among other things, our business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications, as well as our acquisitions. For example, in 2019 we became the subject of antitrust investigations by the FTC and U.S. Department of Justice. On December 9, 2020, the FTC filed a complaint (FTC v. Meta Platforms, Inc.) against us in the U.S. District Court for the District of Columbia alleging that we engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and Section 2 of the Sherman Act, including by acquiring Instagram in 2012 and WhatsApp in 2014 and by maintaining conditions on access to our platform. The FTC sought a permanent injunction against our company's alleged violations of the antitrust laws, and other equitable relief, including divestiture or reconstruction of Instagram and WhatsApp. On June 28, 2021, the court granted our motion to dismiss the complaint filed by the FTC with leave to amend. On August 19, 2021, the FTC filed an amended complaint, and on October 4, 2021, we filed a motion to dismiss this amended complaint. On January 11, 2022, the court denied our motion to dismiss the FTC's amended complaint. On April 5, 2024, we filed our motion for summary judgment and the FTC filed its opposition and its own motion for partial summary judgment on May 24, 2024. On November 13, 2024, the court granted in part and denied in part both our and the FTC's motions for summary judgment. Trial began on April 14, 2025 and concluded on May 27, 2025. On November 18, 2025, the court granted judgment in our favor. On January 20, 2026, the FTC filed a notice of appeal of that ruling. Multiple putative class actions have also been filed in state and federal courts in the United States and in the United Kingdom against us alleging violations of antitrust laws and other causes of action in connection with these acquisitions and/or other alleged anticompetitive conduct, and seeking damages and injunctive relief. Several of the cases brought on behalf of certain advertisers and users in the United States were consolidated in the U.S. District Court for the Northern District of California (Klein et al., v. Meta Platforms, Inc.). On December 30, 2024, we filed our motion for summary judgment in the putative class action brought on behalf of certain advertisers, which is pending with the court. On January 24, 2025, the court denied plaintiffs' motion for class certification in the action brought on behalf of users, permitting it to proceed only on an individual basis as to the named plaintiffs. On September 29, 2025, in the user action, the court granted our motion, entering judgment in our favor. On October 27, 2025, plaintiffs in the user action filed a notice of appeal.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

In March 2024, the European Commission opened an investigation into the compliance of our "subscription for no ads" consent model with requirements under Article 5(2) of the Digital Markets Act (DMA). The European Commission issued preliminary findings on July 1, 2024 reflecting its preliminary view that our model does not comply with such requirements. In April 2025, the European Commission issued a final decision that our "subscription for no ads" model does not comply with such requirements and imposed a fine of EUR €200 million. Based on feedback from the European Commission in connection with the DMA, we launched less personalized ads (LPA) in November 2024 and made significant modifications to LPA since the European Commission issued its final decision. We appealed the European Commission's decision on July 4, 2025, but further modifications to our model may be imposed during the appeal process, which could result in a materially worse user experience for European users and a significant impact to our European business and revenue.

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint. On September 2, 2025, we filed a motion to dismiss the fourth amended complaint.

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

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal and oral argument was held on January 6, 2026.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. Trial in the first of the state attorneys general cases is currently scheduled to begin on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is a school district bellwether case and is scheduled to begin on June 15, 2026. Across the cases described above, the damages or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for over one hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook.

Other Actions

Beginning on August 15, 2018, multiple putative class actions were filed against us alleging that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. The cases were consolidated in the U.S. District Court for the Northern District of California (DZ Reserve v. Facebook, Inc.) and seek unspecified damages and injunctive relief. In a series of rulings in 2019, 2021, and 2022, the court dismissed certain of the plaintiffs' claims, but permitted their fraud and unfair competition claims to proceed. On March 29, 2022, the court granted the plaintiffs' motion for class certification. On March 21, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the order granting class certification. On May 3, 2024, we filed a petition for panel rehearing and rehearing en banc, which was denied by the Ninth Circuit. We filed a petition for a writ of certiorari with the U.S. Supreme Court on October 2, 2024, which was denied. We then moved to compel arbitration, which the district court denied. We appealed the denial of our motion to compel arbitration to the Ninth Circuit on December 3, 2025. The matter is stayed in district court pending resolution of our appeal.

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on July 16, 2026. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Anthropic PBC, et al. and TED Entertainment, Inc. v. Meta Platforms, Inc.). We expect some of these cases will be set for trial beginning in mid-2027.

On April 30, 2024, the European Commission opened formal proceedings against us to assess Facebook and Instagram's compliance with certain requirements under Articles 14, 16, 17, 20, 24, 25, 34, 35, and 40 of the DSA, regarding a range of topics including elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, including the way in which we identified, assessed, and mitigated against certain systemic risks on Instagram and Facebook. The Commission issued preliminary findings with respect to some of these topics on October 24, 2025 reflecting its preliminary view that we have infringed DSA obligations related to notice and action mechanisms for illegal content reporting, content moderation decision appeals, and data access for researchers. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission. We are also responding to regulatory inquiries and litigation related to allegedly deceptive advertising, including but not limited to financial scams and the use of our services to promote deceptive activity, in other parts of the world.

We are also subject to other litigation and government inquiries and investigations relating to advertising on our platform and our alleged role in causing or contributing to various societal harms, including illegal activity with respect to drugs, fraud, deceptive activity, unlawful discrimination, and other harms potentially impacting large numbers of people. We have received additional requests relating to these and other topics including in connection with news outlet reporting regarding these issues in the fourth quarter of 2025.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our consolidated financial statements. In our opinion, as of December 31, 2025, there was not a reasonable possibility we had incurred a material loss with respect to indemnification of such parties. Liabilities recorded for costs related to indemnification through December 31, 2025 were not material.

Note 12. Stockholders' Equity

Common Stock

Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2025, we are authorized to issue 5,000 million shares of Class A common stock and 4,141 million shares of Class B common stock, each with a par value of $0.000006 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as, and if declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to ten votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are collectively referred to as common stock throughout the notes to these financial statements, unless otherwise noted. As of December 31, 2025, there were 2,187 million shares of Class A common stock and 343 million shares of Class B common stock issued and outstanding.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. As of December 31, 2024, $51.28 billion remained available and authorized for repurchases under this program. In 2025, we repurchased and subsequently retired 40 million shares of our Class A common stock for an aggregate amount of $26.26 billion, including excise taxes. As of December 31, 2025, $25.03 billion remained available and authorized for repurchases.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our share repurchase program may be suspended, delayed, discontinued, or accelerated at any time.

Dividend

The following table summarizes our dividends activities for the periods presented (in millions, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Class A	Class B	Total
2025
March 14, 2025	March 26, 2025	$0.525	$1,145	$180	$1,325
June 16, 2025	June 26, 2025	$0.525	$1,142	$180	$1,322
September 22, 2025	September 29, 2025	$0.525	$1,143	$180	$1,323
December 15, 2025	December 23, 2025	$0.525	$1,148	$180	$1,328
2024
February 22, 2024	March 26, 2024	$0.50	$1,099	$174	$1,273
June 14, 2024	June 26, 2024	$0.50	$1,093	$173	$1,266
September 16, 2024	September 26, 2024	$0.50	$1,090	$172	$1,262
December 16, 2024	December 27, 2024	$0.50	$1,095	$172	$1,267
Beginning in the first quarter of 2025, our board of directors increased the cash dividend by 5% to $0.525 per share of outstanding Class A and Class B common stock. During the years ended December 31, 2025 and 2024, dividend equivalent payments on eligible equity awards, which are not included above, were not material.

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

As of December 31, 2025, there were 454 million shares of our Class A common stock reserved for future issuance under our 2025 Plan. Pursuant to the automatic increase provision under our 2025 Plan, the number of shares reserved for issuance increases automatically on January 1 of each of the calendar years during the term of the 2025 Plan, which will continue through May 2035, by a number of shares of Class A common stock equal to the lesser of (i) 2.5% of the total issued and outstanding shares of our Class A common stock as of the immediately preceding December 31st or (ii) a number of shares determined by our board of directors. Pursuant to this automatic increase provision, our board of directors approved an increase of 55 million shares of Class A common stock reserved for issuance, effective January 1, 2026.

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our consolidated statements of income (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$1,124	$1,055	$740
Research and development	17,485	13,683	11,429
Marketing and sales	926	1,026	952
General and administrative	892	926	906
Total	$20,427	$16,690	$14,027

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2024	122,632	$302.27
Granted	69,666	$661.57
Vested	(61,906)	$317.68
Forfeited	(14,840)	$379.82
Unvested at December 31, 2025	115,552	$500.68

The fair value as of the respective vesting dates of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $43.11 billion, $33.14 billion, and $17.46 billion, respectively. The income tax benefit recognized related to awards vested during the years ended December 31, 2025, 2024, and 2023 was $9.33 billion, $6.95 billion, and $3.65 billion, respectively.

As of December 31, 2025, unrecognized share-based compensation expense related to RSU awards was $54.81 billion, which is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Note 13. Interest and Other Income, Net

The following table presents the detail of interest and other income, net (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest income	$2,123	$2,517	$1,639
Interest expense	(1,165)	(715)	(446)
Foreign currency exchange gains (losses), net	352	(690)	(366)
Other income (expense), net	1,346	171	(150)
Total interest and other income, net	$2,656	$1,283	$677
Note 14. Income Taxes

The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$79,644	$66,342	$43,499
Foreign	6,288	4,321	3,929
Income before provision for income taxes	$85,932	$70,663	$47,428

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$2,820	$9,569	$4,934
State	745	775	577
Foreign	3,154	2,696	2,688
Total current tax expense	6,719	13,040	8,199

Deferred:
Federal	18,379	(4,709)	67
State	395	(43)	123
Foreign	(19)	15	(59)
Total deferred tax (benefits) expense	18,755	(4,737)	131
Provision for income taxes	$25,474	$8,303	$8,330

As a result of the implementation of the One Big Beautiful Bill Act (OBBBA) enacted in July 2025, we expect to incur Corporate Alternative Minimum Tax (CAMT) beginning in 2025. We recorded a $15.93 billion charge in the third quarter of 2025, of which $14.03 billion was a valuation allowance against our U.S. federal deferred tax assets as of the enactment date of OBBBA, and the remaining was mostly related to the reduction of the benefit of the foreign-derived intangible income deduction. In determining the valuation allowance, our accounting policy incorporates the expected impact of future years’ CAMT in assessing the realizability of our deferred tax assets.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 1 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in millions, except percentages):

	Year Ended December 31, 2025
U.S. federal statutory income tax rate	$18,046	21.0%
State and local income taxes, net of federal income tax effect (1)	(202)	(0.2)
Foreign tax effects	1,464	1.7
Tax credits
Research and development tax credits	(3,912)	(4.6)
U.S. foreign tax credits	(1,405)	(1.6)
Valuation allowances (2)	11,974	13.9
Changes in unrecognized tax benefits (3)	3,127	3.6
Other adjustments
Excess tax benefits from share-based compensation	(4,307)	(5.0)
Other (4)	689	0.8
Effective tax rate	$25,474	29.6%
_________________________
(1)California represents the majority of the tax effect in this category.
(2)Primarily related to the implementation of OBBBA.
(3)Changes in unrecognized tax benefits on an aggregated basis for all jurisdictions.
(4)Includes the tax effects of enactment of new tax laws (excluding implementation of OBBBA reflected in valuation allowances), effect of cross-border tax laws, and nontaxable or nondeductible items.

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 and 2023 is as follows (in percentages):

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.7	1.1
Share-based compensation	(3.7)	(0.6)
Research and development tax credits	(2.9)	(1.5)
Foreign-derived intangible income deduction	(4.9)	(4.3)
Effect of non-U.S. operations	0.2	0.9
Other	1.4	1.0
Effective tax rate	11.8%	17.6%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in millions):

Year Ended December 31, 2025
Federal	$4,118
State	331
Foreign
Brazil	884
India	652
Ireland	567
Other	1,026
Cash paid for income taxes, net of refunds received	$7,578

Our deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$4,432	$289
Tax credit carryforwards	10,506	2,771
Share-based compensation	706	520
Accrued expenses and other liabilities	2,741	2,223
Lease liabilities	5,150	3,940
Capitalized research and development	4,138	16,743
Unrealized losses in securities and investments	143	115
Other	274	442
Total deferred tax assets	28,090	27,043
Less: valuation allowance	(15,895)	(3,506)
Deferred tax assets, net of valuation allowance	12,195	23,537

Deferred tax liabilities:
Depreciation and amortization	(15,901)	(10,959)
Right-of-use assets	(4,453)	(3,000)
Unrealized gains in securities and investments	(621)	—
Other	(387)	—
Total deferred tax liabilities	(21,362)	(13,959)
Net deferred tax assets (liabilities)	$(9,167)	$9,578

The valuation allowance was approximately $15.90 billion as of December 31, 2025, mostly related to U.S. federal deferred tax assets, including certain tax credits and attributes that are not expected to be realized due to the anticipated impact of future years' CAMT, and state tax credit carryforwards. The valuation allowance was approximately $3.51 billion as of December 31, 2024, mostly related to U.S. state tax credit carryforwards, U.S. foreign tax credits, and unrealized losses in marketable securities.

As of December 31, 2025, our U.S. federal net operating loss carryforwards were $16.35 billion, most of which do not expire. Our state net operating loss carryforwards were $3.79 billion, which will begin to expire in 2031 if not utilized. As of December 31, 2025, we have federal and state tax credit carryforwards of $7.85 billion and $6.80 billion, respectively, most of which do not expire.

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

We have not accrued taxes related to the outside basis difference in the contributed capital of our foreign subsidiaries, as we currently intend to indefinitely reinvest that capital. The determination of the amount of the deferred tax liability is not practicable.

The following table reflects changes in the gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits ‑ beginning of period	$15,131	$11,666	$10,757
Increases related to prior year tax positions	900	685	168
Decreases related to prior year tax positions	(1,131)	(6)	(263)
Increases related to current year tax positions	2,863	2,882	1,204
Decreases related to settlements of prior year tax positions	(1,264)	(9)	(199)
Decreases related to lapses of statute of limitations	(49)	(87)	(1)
Gross unrecognized tax benefits ‑ end of period	$16,450	$15,131	$11,666

These unrecognized tax benefits were primarily accrued for the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of income. The amount of interest and penalties accrued as of December 31, 2025, 2024, and 2023 were $2.60 billion, $2.21 billion, and $1.48 billion, respectively.

If our gross unrecognized tax benefits of $16.45 billion as of December 31, 2025 were realized in a future period, this would result in a tax benefit of $11.25 billion within our provision of income taxes at such time.

Our long-term income tax liabilities include $11.23 billion related to the uncertain tax positions and $9.78 billion related to deferred tax liabilities as of December 31, 2025.

We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Ireland. Our 2014 through 2016 tax years are with the Internal Revenue Service (IRS) Independent Office of Appeals for certain unresolved issues. Our 2020 and subsequent tax years remain open to examination by the IRS. Our 2021 and subsequent tax years remain open to examination by the Irish Revenue Commissioners.

Facebook, Inc. v. Comm'r of Internal Revenue

In July 2016, we received a Statutory Notice of Deficiency (Notice) from the IRS related to transfer pricing with our foreign subsidiaries in conjunction with the examination of the 2010 tax year. While the Notice applies only to the 2010 tax year, the IRS stated that it will also apply its position for tax years subsequent to 2010 and has done so in years covered by the second Notice described below. We did not agree with the position of the IRS and filed a petition in the Tax Court challenging the Notice (Facebook, Inc. v. Comm'r of Internal Revenue (2010 tax year)). On January 15, 2020, the IRS' amendment to answer was filed stating that it planned to assert at trial an adjustment that is higher than the adjustment stated in the Notice. The first session of the trial was completed in March 2020 and the final trial session was completed in August 2022.

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

In September 2025, we received a Statutory Notice of Deficiency ("2017-2019 Notice") from the IRS, asserting an additional $15.89 billion in tax, plus interest and penalties for our 2017 through 2019 tax years. This 2017-2019 Notice primarily relates to transfer pricing with our foreign subsidiaries and other international tax adjustments. The largest issue in the 2017-2019 Notice relates to the same underlying transfer pricing transaction that we litigated in the 2010 tax year trial and for which we received a Tax Court opinion in May 2025. The IRS' proposed adjustments do not represent a final determination and do not reflect offsets, including reduction in tax we would owe under the mandatory transition tax on accumulated foreign earnings, global intangible low-taxed income tax, and foreign-derived intangible income deduction from the 2017 Tax Cuts and Jobs Act. We do not agree with the IRS' position and filed a petition with the Tax Court in December 2025 to challenge the 2017-2019 Notice. As of December 31, 2025, we believe our accrual for unrecognized tax benefits is adequate.

We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations. We have a number of years remaining that are subject to examination, of which the timing of the resolution, settlement, and closure of any audits is highly uncertain. If the tax authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, and cash flows.

Note 15. Segment and Geographical Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

Our chief executive officer is our chief operating decision maker (CODM). Our CODM uses consolidated and operating segment's revenue and income (loss) from operations to allocate resources during our annual planning process and to assess performance. Our CODM does not evaluate operating segments using asset or liability information.

Revenue and costs and expenses are generally directly attributed to our segments. These directly attributable costs and expenses include certain product development related operating expenses, costs associated with partnership arrangements, consumer hardware product costs, content costs, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as facilities, information technology, certain shared research and development activities, recruiting, and physical security expenses are mostly allocated based on headcount. Costs related to the operation of our data centers and technical infrastructure are generally allocated to our segments based on estimated usage, most of which is allocated to the FoA segment.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Family of Apps:
Revenue	$198,759	$162,355	$133,006
Employee compensation (1)	(39,943)	(31,116)	(28,878)
Other costs and expenses (2)	(56,347)	(44,130)	(41,257)
Income from operations	$102,469	$87,109	$62,871

Reality Labs:
Revenue	$2,207	$2,146	$1,896
Employee compensation (1)	(10,759)	(10,211)	(8,942)
Other costs and expenses (3)	(10,641)	(9,664)	(9,074)
Loss from operations	$(19,193)	$(17,729)	$(16,120)

Total:
Revenue	$200,966	$164,501	$134,902
Employee compensation (1)	(50,702)	(41,327)	(37,820)
Other costs and expenses	(66,988)	(53,794)	(50,331)
Income from operations	$83,276	$69,380	$46,751
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

The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in millions):

	December 31,
	2025	2024
United States	$173,390	$117,478
Rest of the world (1)	23,414	18,790
Total long-lived assets	$196,804	$136,268
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On November 17, 2025, Javier Olivan, our Chief Operating Officer, entered into a trading plan that provides for the sale of up to all of the net shares received during 2026 pursuant to Mr. Olivan's outstanding equity awards and any future equity award grants, as well as the sale of an aggregate of up to 43,333 shares of our Class A common stock held by Mr.

Olivan and his affiliated entities. The plan will terminate on February 20, 2027, subject to early termination for certain specified events set forth in the plan.

On November 25, 2025, Peggy Alford, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to $1 million worth of shares of our Class A common stock. The plan will terminate on November 15, 2026, subject to early termination for certain specified events set forth in the plan.

On November 25, 2025, Susan Li, our Chief Financial Officer, entered into a trading plan that provides for the sale of an aggregate of up to 112,273 shares of our Class A common stock and up to all of the net shares received during 2026 pursuant to Ms. Li and her spouse's outstanding equity awards and any future equity award grants. The plan will terminate on November 24, 2026, subject to early termination for certain specified events set forth in the plan.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Our board of directors has adopted codes of conduct applicable to all officers, directors, and employees, which are available on our website (investor.atmeta.com) under "Leadership & Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

3. Exhibits

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-35551	3.1	August 1, 2024
3.2	Amended and Restated Bylaws.	8-K	001-35551	3.1	September 10, 2024
4.1	Form of Class A Common Stock Certificate.	10-K	001-35551	4.1	February 3, 2022
4.2	Form of Class B Common Stock Certificate.	10-K	001-35551	4.2	February 3, 2022
4.3	Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2022
4.4	First Supplemental Indenture, dated as of August 9, 2022, between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.2	August 9, 2022
4.5	Second Supplemental Indenture, dated as of May 3, 2023, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	May 3, 2023
4.6	Third Supplemental Indenture, dated as of August 9, 2024, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	August 9, 2024

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.7	Fourth Supplemental Indenture, dated as of November 3, 2025, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	November 3, 2025
4.8	Description of Registrant's Capital Stock.	10-K	001-35551	4.6	February 2, 2024
10.1+	Form of Indemnification Agreement.	8-K	001-35551	10.1	April 15, 2019
10.2(A)+	2012 Equity Incentive Plan, as amended.	10-K	001-35551	10.2(A)	February 2, 2023
10.2(B)+	Third Amendment to the 2012 Equity Incentive Plan.	10-K	001-35551	10.2(B)	February 2, 2023
10.2(C)+	Fourth Amendment to the 2012 Equity Incentive Plan.	10-Q	001-35551	10.1	August 1, 2024
10.2(D)+	2012 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	April 30, 2020
10.2(E)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	July 29, 2021
10.2(F)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.3	April 28, 2022
10.2(G)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.1	April 27, 2023
10.2(H)+	2012 Equity Incentive Plan forms of award agreements (Additional Forms).	10-Q	001-35551	10.2	April 25, 2024
10.2(I)+	2025 Equity Incentive Plan.	10-Q	001-35551	10.1	July 31, 2025
10.2(J)+	2025 Equity Incentive Plan forms of award agreements.	10-Q	001-35551	10.2	July 31, 2025
10.3+	Amended and Restated Bonus Plan, effective January 1, 2025.	10-Q	001-35551	10.1	May 1, 2025
10.4+	Amended and Restated Bonus Plan, effective January 1, 2026.					X
10.5+	Amended and Restated Offer Letter, dated January 27, 2012, between Registrant and Mark Zuckerberg.	S-1	333-179287	10.6	February 8, 2012
10.6+	Offer Letter, dated June 5, 2020, between Registrant and Christopher K. Cox.	10-Q	001-35551	10.1	April 29, 2021
10.7+	Offer Letter, dated December 22, 2022, between Registrant and Javier Olivan.	10-K	001-35551	10.8	February 2, 2023
10.8+	Offer Letter, dated March 14, 2022, between Registrant and Andrew Bosworth.	10-Q	001-35551	10.3	April 27, 2023
10.9+	Offer Letter, dated November 1, 2022, between Registrant and Susan Li.	10-Q	001-35551	10.4	April 27, 2023
10.10+	Form of Executive Officer Offer Letter.	10-Q	001-35551	10.3	July 25, 2019
10.11+	Director Compensation Policy, as amended.	10-Q	001-35551	10.3	July 31, 2025
10.12+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors.	10-Q	001-35551	10.4	July 31, 2025
10.13+	Indemnification Agreement Relating to Subsidiary Operations, dated March 14, 2021, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.2	April 29, 2021
10.14+*	Aircraft Time Sharing Agreement, dated March 27, 2024, between Registrant and Mark Zuckerberg.	10-Q	001-35551	10.1	April 25, 2024

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15+*	Form of Director Aircraft Time Sharing Agreement.	10-Q	001-35551	10.1	October 31, 2024
19.1	Insider Trading Policy.	10-K	001-35551	19.1	January 30, 2025
19.2	10b5-1 Trading Plan Policy.	10-K	001-35551	19.2	January 30, 2025
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recoupment Policy.	10-K	001-35551	97.1	February 2, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 28th day of January 2026.

META PLATFORMS, INC.

Date:	January 28, 2026	/s/ Susan Li
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zuckerberg	Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2026
Mark Zuckerberg

/s/ Susan Li	Chief Financial Officer (Principal Financial Officer)	January 28, 2026
Susan Li

/S/ Aaron Anderson	Chief Accounting Officer (Principal Accounting Officer)	January 28, 2026
Aaron Anderson

/s/ Peggy Alford	Director	January 28, 2026
Peggy Alford

/s/ Marc L. Andreessen	Director	January 28, 2026
Marc L. Andreessen

/s/ John Arnold	Director	January 28, 2026
John Arnold

/s/ Patrick Collison	Director	January 28, 2026
Patrick Collison

/s/ John Elkann	Director	January 28, 2026
John Elkann

/s/ Andrew W. Houston	Director	January 28, 2026
Andrew W. Houston

/s/ Nancy Killefer	Director	January 28, 2026
Nancy Killefer

/s/ Robert M. Kimmitt	Director	January 28, 2026
Robert M. Kimmitt

/s/ Charles Songhurst	Director	January 28, 2026
Charles Songhurst

Signature	Title	Date

/s/ Hock E. Tan	Director	January 28, 2026
Hock E. Tan

/s/ Tracey T. Travis	Director	January 28, 2026
Tracey T. Travis

/s/ Dana White	Director	January 28, 2026
Dana White

/s/ Tony Xu	Director	January 28, 2026
Tony Xu