Form 10-Q
period 2026-03-31
Meta Platforms, Inc.
filed 2026-04-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,196,045,588	shares outstanding as of April 24, 2026
Class B Common Stock	$0.000006 par value	342,377,716	shares outstanding as of April 24, 2026

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2026

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,426	$35,873
Marketable securities	57,754	45,719
Accounts receivable, net	17,470	19,769
Prepaid expenses and other current assets	11,115	7,361
Total current assets	109,765	108,722
Non-marketable equity investments	28,410	27,524
Property and equipment, net	194,776	176,400
Operating lease right-of-use assets	23,268	20,404
Goodwill	24,748	24,534
Other assets	14,283	8,437
Total assets	$395,250	$366,021

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,326	$8,894
Operating lease liabilities, current	2,414	2,213
Accrued expenses and other current liabilities	31,013	30,729
Total current liabilities	46,753	41,836
Operating lease liabilities, non-current	25,607	22,940
Long-term debt	58,748	58,744
Long-term income taxes	16,849	21,005
Other liabilities	3,612	4,253
Total liabilities	151,569	148,778
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.000006 par value; 5,000 million Class A shares authorized, 2,196 million and 2,187 million shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively; 4,141 million Class B shares authorized, 342 million and 343 million shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively	99,337	95,793
Accumulated other comprehensive income (loss)	(303)	271
Retained earnings	144,647	121,179
Total stockholders' equity	243,681	217,243
Total liabilities and stockholders' equity	$395,250	$366,021
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$56,311	$42,314
Costs and expenses:
Cost of revenue	10,218	7,572
Research and development	17,699	12,150
Marketing and sales	2,908	2,757
General and administrative	2,614	2,280
Total costs and expenses	33,439	24,759
Income from operations	22,872	17,555
Interest and other income (expense), net	(1,120)	827
Income before income taxes	21,752	18,382
Provision (benefit) for income taxes	(5,021)	1,738
Net income	$26,773	$16,644
Earnings per share:
Basic	$10.57	$6.59
Diluted	$10.44	$6.43
Weighted-average shares used to compute earnings per share:
Basic	2,534	2,527
Diluted	2,564	2,590
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$26,773	$16,644
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(391)	893
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(183)	339
Comprehensive income	$26,199	$17,876
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at beginning of period	2,530	$95,793	$271	$121,179	$217,243	2,534	$83,228	$(3,097)	$102,506	$182,637
Net income	—	—	—	26,773	26,773	—	—	—	16,644	16,644
Other comprehensive income (loss)	—	—	(574)	—	(574)	—	—	1,232	—	1,232
Issuance of common stock	16	—	—	—	—	16	—	—	—	—
Shares withheld related to net share settlement	(8)	(2,488)	—	(1,935)	(4,423)	(8)	(1,807)	—	(3,076)	(4,883)
Share-based compensation	—	6,032	—	—	6,032	—	4,147	—	—	4,147
Share repurchases	—	—	—	—	—	(19)	—	—	(13,398)	(13,398)
Dividends and dividend equivalents declared ($0.525 per share)	—	—	—	(1,370)	(1,370)	—	—	—	(1,342)	(1,342)
Other	—	—	—	—	—	—	—	—	(8)	(8)
Balances at end of period	2,538	$99,337	$(303)	$144,647	$243,681	2,523	$85,568	$(1,865)	$101,326	$185,029

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$26,773	$16,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,999	3,900
Share-based compensation	6,032	4,147
Deferred income taxes	123	(993)
Unrealized (gain) loss on equity investments	1,075	(135)
Other	(17)	(96)
Changes in assets and liabilities:
Accounts receivable	2,128	2,804
Prepaid expenses and other current assets	(2,424)	360
Other assets	(1,082)	(52)
Accounts payable	(937)	(1,034)
Accrued expenses and other current liabilities	(271)	(2,231)
Other liabilities	(5,173)	712
Net cash provided by operating activities	32,226	24,026
Cash flows from investing activities
Purchases of property and equipment	(18,997)	(12,941)
Purchases of marketable securities	(32,978)	(11,763)
Sales and maturities of marketable securities	19,176	4,784
Purchases of non-marketable equity investments	(544)	(100)
Payments for held-for-sale assets	(118)	—
Acquisitions of businesses and intangible assets	(372)	(1)
Other investing activities	155	11
Net cash used in investing activities	(33,678)	(20,010)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(4,423)	(4,883)
Repurchases of Class A common stock	—	(12,754)
Payments for dividends and dividend equivalents	(1,346)	(1,329)
Principal payments on finance leases	(843)	(751)
Other financing activities	59	222
Net cash used in financing activities	(6,553)	(19,495)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	7	112
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(7,998)	(15,367)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of the period	39,100	45,438
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of the period	$31,102	$30,071
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$23,426	$28,750
Restricted cash and restricted cash equivalents, included in prepaid expenses and other current assets	340	71
Restricted cash and restricted cash equivalents, included in other assets	7,336	1,250
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$31,102	$30,071

Supplemental cash flow data
Cash paid for income taxes, net	$541	$448
Cash paid for interest, net of amounts capitalized	$284	$352
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$16,040	$9,338
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$2,169	$159
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$577
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Advertising	$55,024	$41,392
Other revenue	885	510
Family of Apps	55,909	41,902
Reality Labs	402	412
Total revenue	$56,311	$42,314

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
United States and Canada	$21,267	$16,869
Europe (1)	13,240	9,621
Asia-Pacific	15,445	11,239
Rest of World (1)	6,359	4,585
Total revenue	$56,311	$42,314
____________________________________
(1)Europe includes Russia and Turkey, and Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue was $1.12 billion and $1.08 billion as of March 31, 2026 and December 31, 2025, respectively. Our deferred revenue mostly relates to advertising prepayments and credits, as well as software updates and upgrades associated with Reality Labs hardware sales, substantially all of which are expected to be realized in less than a year.

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

For the three months ended March 31, 2026 and 2025, approximately 40 million and 1 million shares, respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic EPS:
Numerator
Distributed earnings	$1,346	$1,329
Undistributed earnings	25,427	15,315
Net income	$26,773	$16,644
Denominator
Shares used in computation of basic EPS (1)	2,534	2,527
Basic EPS	$10.57	$6.59
Diluted EPS:
Numerator
Net income for diluted EPS	$26,773	$16,644
Denominator
Shares used in computation of basic EPS (1)	2,534	2,527
Effect of dilutive shares	30	63
Shares used in computation of diluted EPS	2,564	2,590
Diluted EPS	$10.44	$6.43
____________________________________
(1)Includes 2,192 million and 2,184 million shares of Class A common stock and 342 million and 343 million shares of Class B common stock, for the three months ended March 31, 2026 and 2025, respectively.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,372	$14,372	$—	$—
U.S. government securities	1,867	1,867	—	—
Time deposits	504	—	504	—
Corporate debt securities	2,537	—	2,537	—
Total cash equivalents	19,280	16,239	3,041	—
Marketable securities:
U.S. government securities	30,916	30,916	—	—
U.S. government agency securities	888	888	—	—
Corporate debt securities	21,627	—	21,627	—
Marketable equity securities	4,323	4,323	—	—
Total marketable securities	57,754	36,127	21,627	—
Restricted cash equivalents	7,425	7,425	—	—
Other assets	113	—	—	113
Total	$84,572	$59,791	$24,668	$113

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,928	$27,928	$—	$—
U.S. government securities	1,623	1,623	—	—
Time deposits	328	—	328	—
Corporate debt securities	1,603	—	1,603	—
Total cash equivalents	31,482	29,551	1,931	—
Marketable securities:
U.S. government securities	21,483	21,483	—	—
U.S. government agency securities	767	767	—	—
Corporate debt securities	17,477	—	17,477	—
Marketable equity securities	5,992	5,992	—	—
Total marketable securities	45,719	28,242	17,477	—
Restricted cash equivalents	2,539	2,539	—	—
Other assets	106	—	—	106
Total	$79,846	$60,332	$19,408	$106

Restricted Cash Equivalents

As of March 31, 2026, our restricted cash equivalents of $7.42 billion include $5.00 billion of money market funds to be held in escrow related to a multi-year purchase agreement. These funds are restricted from general corporate use and are expected to be released upon satisfying the underlying purchase obligations. Based on the expected timing of release of restrictions, substantially all of our restricted cash equivalents were classified within other assets on our condensed consolidated balance sheet. For additional information, see Note 8 — Commitments and Contingencies.

Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$13,872	$(39)	$769	$(9)	$14,641	$(48)
U.S. government agency securities	199	(1)	25	—	224	(1)
Corporate debt securities	7,756	(25)	940	(12)	8,696	(37)
Total	$21,827	$(65)	$1,734	$(21)	$23,561	$(86)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,491	$(2)	$1,570	$(18)	$3,061	$(20)
U.S. government agency securities	17	—	25	—	42	—
Corporate debt securities	1,213	(1)	1,534	(20)	2,747	(21)
Total	$2,721	$(3)	$3,129	$(38)	$5,850	$(41)

As of March 31, 2026 and December 31, 2025, the gross unrealized gains on our marketable debt securities were $129 million and $300 million, respectively, and the allowance for credit losses were not material for both periods.

The following table classifies our marketable debt securities by contractual maturities (in millions):

March 31, 2026
Due within one year	$26,879
Due after one year to five years	26,552
Total	$53,431
Marketable Equity Securities

The net unrealized losses on our marketable equity securities were $1.57 billion and the net unrealized gains were $137 million for the three months ended March 31, 2026 and 2025, respectively. These gains and losses are recorded within interest and other income (expense), net on our condensed consolidated statements of income.
Note 5. Non-Marketable Equity Investments

Our non-marketable equity investments are in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	March 31, 2026	December 31, 2025
Initial cost	$20,241	$20,271
Cumulative upward adjustments	558	429
Cumulative impairment/downward adjustments	(624)	(624)
Non-marketable equity investments under measurement alternative	20,175	20,076
Non-marketable equity investments under equity method	8,235	7,448
Total carrying value of non-marketable equity investments	$28,410	$27,524

Non-Marketable Equity Investments Under Equity Method
Our non-marketable equity method investments include an arrangement, entered into in October 2025, to co-develop a data center campus in Louisiana (the Venture), in which we hold a 20% membership interest. This Venture provides strategic optionality and flexibility, which we expect will enable us to effectively meet future infrastructure capacity needs as AI markets and technologies develop. The parties have committed to fund their respective pro rata share of approximately $27 billion in total estimated development costs.
Our lease agreements with the Venture, which cover the right to use properties on the data center campus, will commence in 2029 and have an aggregate initial lease commitment of approximately $12.31 billion. Each leased property has an initial four-year lease term and options to renew for a total lease period of up to 20 years. In addition, we have provided residual value guarantees (RVG) with an aggregate threshold of approximately $28 billion that decreases over time. If we decide to terminate or not renew a lease, and if certain other conditions are met, our maximum RVG payment would equal any shortfall between the fair value at that time and the RVG threshold for that property. RVG payments are not probable, and therefore no liability has been recorded to date.
Significant judgment is required to identify the activities that most significantly impact the Venture's economic performance based upon the purpose and design of the entity. This judgment included, but was not limited to, considering future conditions that may impact the fair value of the Venture's long-lived assets (including expectations of payments under the RVG) or the Venture's ability to generate cash flows. On the basis of analyses performed, decisions pertaining to remarketing the data center campus, including but not limited to, negotiations with future lease tenants and individual property sales, were determined to have the most significant impact on the Venture's economic performance. As we do not have the power to direct the activities that most significantly impact the Venture's economic performance, we are not the primary beneficiary and, therefore, do not consolidate the variable interest entity (VIE). Our ongoing involvement with the VIE includes providing construction management, administrative and property management services to the Venture.

As of March 31, 2026 and December 31, 2025, the carrying value of our equity investment included within non-marketable equity investments on our condensed consolidated balance sheets was $2.37 billion and $1.83 billion, respectively, and our maximum exposure to loss related to the Venture was $45.99 billion and $45.95 billion, respectively, consisting of the carrying value of our equity investment, the lease commitments, our estimated future funding commitments, and the maximum RVG threshold.
In addition, we have other types of unconsolidated VIEs of which we are not the primary beneficiary. As of March 31, 2026 and December 31, 2025, our maximum exposure to loss in these VIEs was $5.79 billion and $5.58 billion, respectively, which represents the carrying value of our investments.
Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Land	$3,677	$3,687
Servers and network assets	105,987	98,040
Buildings	58,836	55,568
Leasehold improvements	8,209	8,346
Equipment and other	9,699	9,377
Finance lease right-of-use assets	8,842	8,187
Construction in progress (1)	61,017	50,521
Property and equipment, gross	256,267	233,726
Less: Accumulated depreciation	(61,491)	(57,326)
Property and equipment, net	$194,776	$176,400
____________________________________
(1)Construction in progress includes costs mostly related to construction of data centers, network infrastructure and servers.

Depreciation expense on property and equipment was $5.68 billion and $3.84 billion for the three months ended March 31, 2026 and 2025, respectively. Within property and equipment, our servers and network assets depreciation expenses were $4.38 billion and $2.63 billion for the three months ended March 31, 2026 and 2025, respectively.

Held-for-sale Assets

In March 2026, we approved a plan to dispose of certain data center assets with a carrying value of $1.48 billion, consisting mostly of construction in progress and land. These assets were classified as held-for-sale within prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2026. We expect to dispose of these assets within the next twelve months through a contribution to a third party for the purpose of co-developing data centers.
Note 7. Long-term Debt

The carrying amount of our long-term debt in the form of fixed-rate senior unsecured notes (the Notes) was $58.75 billion and $58.74 billion as of March 31, 2026 and December 31, 2025, respectively. The total estimated fair value of our outstanding Notes was $55.94 billion and $57.22 billion as of March 31, 2026 and December 31, 2025, respectively. The fair value was determined based on the quoted prices at the end of the reporting periods and categorized as Level 2 in the fair value hierarchy.
Note 8. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of March 31, 2026. These lease obligations were approximately $182.88 billion, consisting of data centers, colocations, and certain network infrastructure, which will commence during the remainder of 2026 and 2036 with lease terms ranging from greater than one year to 30 years.

As of March 31, 2026, we had $237.67 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments are mostly related to third-party cloud capacity arrangements and continued investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs, with approximately $42.25 billion and $47.65 billion due in 2026 and 2027, respectively. In addition, as of March 31, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. In April 2026, we entered into additional multi-year infrastructure contracts, related to which our non-cancelable contractual commitments increased by approximately $24 billion.

In connection with certain contractual restrictions under a multi-year purchase agreement, we reclassified $5.00 billion of money market funds as restricted cash equivalents as of March 31, 2026. These funds are restricted from general corporate use and are expected to be released upon satisfying the underlying purchase obligations. For additional information regarding restricted cash equivalents, see Note 4 — Financial Instruments.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which was approved by the court in California in March 2026. Certain other state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. The New Mexico Attorney General has indicated that they intend to seek up to $62.85 billion in penalties in this case. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which was approved by the court in April 2026.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Meta Pixel Tax Filing Cases, on March 30, 2026, the U.S. District Court for the Northern District of California denied plaintiffs' motion for class certification. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial is scheduled for October 2026. In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint. On September 2, 2025, we filed a motion to dismiss the fourth amended complaint. On February 27, 2026, the district court granted in part and denied in part our motion to dismiss the fourth amended complaint.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages (In re Meta Platforms, Inc., Securities Litigation). On September 30, 2024, the court dismissed certain claims with leave to amend, but determined certain claims regarding content enforcement practices and user well-being could proceed against us and certain of our current and former directors and officers. On February 13, 2026, the plaintiffs filed a second amended complaint asserting the same and similar claims regarding content enforcement practices and user well-being, as well as additional claims regarding encryption and age verification practices and previously dismissed claims regarding our algorithms. On March 30, 2026, we filed a motion to dismiss the second amended complaint.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal and on February 24, 2026, the Court of Appeals affirmed dismissal.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We intend to appeal the decision. The second user bellwether trial is scheduled to begin on July 27, 2026. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. The New Mexico Attorney General has indicated that they intend to seek approximately $3.7 billion in abatement costs as well as injunctive relief, which includes requests for extensive changes to the manner in which we provide our services in New Mexico. A bench trial on these issues and the public nuisance claim is scheduled for May 4, 2026. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027, including the Tennessee Attorney General's case which is scheduled to begin on July 20, 2026. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is a school district bellwether case and is scheduled to begin on June 15, 2026. The second trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is the first trial for the state attorneys general that have filed federal claims. Trial in this case is currently scheduled to begin August 5, 2026. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for over one hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook. On April 29, 2026, the Commission issued preliminary findings with respect to some of these topics, reflecting its preliminary view that users under 13 years of age are present on Facebook and Instagram, calling into question our compliance with the obligations to diligently assess systemic risks, effectively mitigate such risks, and to overall ensure a high level of protection of minors. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Anthropic PBC, et al., TED Entertainment, Inc. v. Meta Platforms, Inc. and Chicken Soup for the Soul LLC v. Anthropic PBC, et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media on February 25, 2027 and trial is scheduled for May 24, 2027.

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

Note 9. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the three months ended March 31, 2026. As of both December 31, 2025 and March 31, 2026, $25.03 billion remained available and authorized for repurchases under this program.

Dividend
During the three months ended March 31, 2026 and 2025, we paid dividends and dividend equivalents of $0.525 per each share of common stock, totaling to $1.17 billion and $1.15 billion, respectively, for Class A common stock, and $180 million in both periods for Class B common stock.

Share-based Compensation

Effective January 1, 2026, pursuant to the automatic increase provision under our 2025 Equity Incentive Plan (2025 Plan), our board of directors approved an increase of 55 million shares of Class A common stock reserved for issuance. As of March 31, 2026, there were 446 million shares of our Class A common stock reserved for future issuance under our 2025 Plan.

Restricted Stock Units

The following table summarizes our share-based compensation expense, which consists of the RSU expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$273	$271
Research and development	5,332	3,427
Marketing and sales	210	236
General and administrative	210	213
Total	$6,025	$4,147

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2025	115,552	$500.68
Granted	54,863	$599.20
Vested	(15,785)	$369.16
Forfeited	(4,867)	$501.07
Unvested at March 31, 2026	149,763	$550.62

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2026 and 2025 was $10.10 billion and $11.53 billion, respectively. The income tax benefit recognized related to awards vested during the three months ended March 31, 2026 and 2025 was $2.23 billion and $2.36 billion.

As of March 31, 2026, unrecognized share-based compensation expense for RSU awards was $79.22 billion, which is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Stock Options

In March 2026, we issued nonstatutory stock options to purchase an aggregate of 19 million shares of our Class A common stock under the 2025 Plan to certain of our executives and employees. These options have a weighted-average exercise price of $2,788 per share and a weighted-average remaining contractual term of approximately five years as of March 31, 2026. Stock options become vested and exercisable at such times and under such service and market conditions as determined by our compensation, nominating & governance committee or its equity subcommittee, as appropriate. As of March 31, 2026, unrecognized share-based compensation expense related to these stock options was $495 million, which is expected to be recognized over a weighted-average period of approximately four years.

Note 10. Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter, including excess tax benefits or shortfall tax expenses from share-based compensation and changes in unrecognized tax benefits. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the effects of tax law changes, and the U.S. tax benefits from foreign-derived deduction eligible income.

Our gross unrecognized tax benefits were $17.82 billion and $16.45 billion as of March 31, 2026 and December 31, 2025, respectively. These unrecognized tax benefits are primarily related to the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of March 31, 2026 were realized in a future period, this would result in a tax benefit of $11.98 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.83 billion and $2.60 billion as of March 31, 2026 and December 31, 2025, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

On February 18, 2026, the U.S. Treasury issued Notice 2026-7, providing relief from the Corporate Alternative Minimum Tax (CAMT) related to the expensing of previously capitalized U.S. research and development costs. As a result, we recognized an $8.03 billion discrete income tax benefit during the first quarter of 2026, which partially offsets the $15.93 billion discrete charge recognized in the third quarter of 2025 upon enactment of the One Big Beautiful Bill Act. We expect to remain subject to CAMT for 2026 and subsequent years.

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

In September 2025, we received a Statutory Notice of Deficiency ("2017-2019 Notice") from the IRS, asserting an additional $15.89 billion in tax, plus interest and penalties for our 2017 through 2019 tax years. This 2017-2019 Notice primarily relates to transfer pricing with our foreign subsidiaries and other international tax adjustments. The largest issue in the 2017-2019 Notice relates to the same underlying transfer pricing transaction that we litigated in the 2010 tax year trial and for which we received a Tax Court opinion in May 2025. The IRS' proposed adjustments do not represent a final determination and do not reflect offsets, including reduction in tax we would owe under the mandatory transition tax on accumulated foreign earnings, global intangible low-taxed income tax, and foreign-derived intangible income deduction from the 2017 Tax Cuts and Jobs Act. We do not agree with the IRS' position and filed a petition with the Tax Court in December

2025 to challenge the 2017-2019 Notice. As of March 31, 2026, we believe our accrual for unrecognized tax benefits is adequate.
Note 11. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended March 31,
	2026	2025
Family of Apps:
Revenue	$55,909	$41,902
Employee compensation (1)	(12,079)	(9,031)
Other costs and expenses (2)	(16,930)	(11,106)
Income from operations	$26,900	$21,765

Reality Labs:
Revenue	$402	$412
Employee compensation (1)	(2,545)	(2,777)
Other costs and expenses (3)	(1,885)	(1,845)
Loss from operations	$(4,028)	$(4,210)

Total:
Revenue	$56,311	$42,314
Employee compensation (1)	(14,624)	(11,808)
Other costs and expenses (2)(3)	(18,815)	(12,951)
Income from operations	$22,872	$17,555
____________________________________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other expenses.
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, "Risk Factors." For a discussion of limitations in the measurement of our Family metrics, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q.

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2026 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the first quarter of 2026 are set forth below. Total revenue for the first quarter of 2026 was $56.31 billion, an increase of 33% compared to the first quarter of 2025, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 29% compared to the first quarter of 2025. Ad impressions delivered across our Family of Apps in the first quarter of 2026 increased 19% year-over-year, and our average price per ad in the first quarter of 2026 increased 12% year-over-year.

Income from operations for the first quarter of 2026 was $22.87 billion, an increase of $5.32 billion, or 30%, compared to the first quarter of 2025, driven by an increase in advertising revenue, partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in infrastructure costs and employee compensation.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change	Three Months Ended March 31,		% change
	2026	2025		2026	2025		2026	2025

	(in millions, except percentages)
Revenue	$55,909	$41,902	33%	$402	$412	(2)%	$56,311	$42,314	33%
Costs and expenses	29,009	20,137	44%	4,430	4,622	(4)%	33,439	24,759	35%
Income (loss) from operations	$26,900	$21,765	24%	$(4,028)	$(4,210)	4%	$22,872	$17,555	30%
Operating margin	48%	52%		(1,002)%	(1,022)%		41%	41%

•Net income was $26.77 billion, with diluted earnings per share (EPS) of $10.44 for the three months ended March 31, 2026.
•Capital expenditures, including principal payments on finance leases, were $19.84 billion for the three months ended March 31, 2026.
•Dividend and dividend equivalent payments were $1.35 billion for the three months ended March 31, 2026.
•Cash, cash equivalents, and marketable securities were $81.18 billion as of March 31, 2026.
•Effective tax rate was (23)% for the three months ended March 31, 2026. This rate reflects an income tax benefit of $8.03 billion related to the U.S. Corporate Alternative Minimum Tax transitional relief under Treasury Notice 2026-7. Excluding this tax benefit, the effective tax rate would have been 14%.
•Headcount was 77,986 as of March 31, 2026, an increase of 1% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.56 billion on average for March 2026, an increase of 4% year-over-year.
•Ad impressions delivered across our Family of Apps in the first quarter of 2026 increased by 19% year-over-year.
•Average price per ad in the first quarter of 2026 increased by 12% year-over-year.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, economic policies and international trade, high interest rates, and related market uncertainty, which has led to reduced marketer spending. We are currently subject to increased business, macroeconomic, and geopolitical uncertainty, including as a result of the conflict in the Middle East and volatility around international trade, which could impact our financial results in future periods.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the three months ended March 31, 2026, 87% of our total costs and expenses were recognized in FoA and 13% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we have significantly increased our infrastructure investments in connection with our AI initiatives, including third-party cloud capacity arrangements and investments in servers, data centers, and network infrastructure, and expect our investments to continue to increase. Further, as we continue to make significant investments, we also continue to evaluate our workforce and other needs across our business to optimize for our business and strategic priorities.

We are also making significant investments in our RL efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the three months ended March 31, 2026, our RL segment reduced our overall operating profit by approximately $4.03 billion, and we expect our full-year 2026 RL operating losses to remain similar to 2025.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific. In the first quarter of 2026, revenue increased by 29% in United States & Canada, 39% in Europe, 29% in Asia-Pacific, and 40% in Rest of World, in each case relative to the same period in 2025.

-

Ad Revenue	Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from paid messaging from WhatsApp, Meta Verified subscriptions, and revenue from various other sources.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
3.24
3.27
3.29
3.35
3.43
3.48
3.54
3.58
3.56
Mar 31 2024
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025
Sep 30 2025
Dec 31 2025
Mar 31 2026

--
Note: We report the numbers of DAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide DAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. The slight decline in DAP in the first quarter of 2026 was driven by internet disruptions in Iran, as well as a restriction on access to WhatsApp in Russia.

Worldwide DAP increased 4% to 3.56 billion on average during March 2026 from 3.43 billion during March 2025.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$11.20	$11.89	$12.29	$14.25	$12.36	$13.65	$14.46	$16.56	$15.66

During the first quarter of 2026, worldwide ARPP was $15.66, an increase of 27% from the first quarter of 2025.

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

Other revenue. Other revenue consists of revenue from paid messaging from WhatsApp, Meta Verified subscriptions, and revenue from various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and AI glasses, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, employee compensation which includes payroll, share-based compensation and benefits for employees on our operations teams, energy and bandwidth costs, as well as third-party cloud costs. Cost of revenue also consists of processing fees and traffic acquisition costs, which include credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content and creator costs, which include payments to content creators from whom we license content for distribution, as well as incentive payments made to creators based on engagement.

Research and development. Research and development expenses consist mostly of employee compensation which includes payroll, share-based compensation and benefits for our employees on our engineering and technical teams who are responsible for developing new technologies and products; infrastructure expenses, including third-party cloud costs; RL technology development costs; and facilities-related costs.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$56,311	$42,314
Costs and expenses:
Cost of revenue	10,218	7,572
Research and development	17,699	12,150
Marketing and sales	2,908	2,757
General and administrative	2,614	2,280
Total costs and expenses	33,439	24,759
Income from operations	22,872	17,555
Interest and other income (expense), net	(1,120)	827
Income before income taxes	21,752	18,382
Provision (benefit) for income taxes	(5,021)	1,738
Net income	$26,773	$16,644

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	18
Research and development	31	29
Marketing and sales	5	7
General and administrative	5	5
Total costs and expenses	59	59
Income from operations	41	41
Interest and other income (expense), net	(2)	2
Income before income taxes	39	43
Provision (benefit) for income taxes	(9)	4
Net income	48%	39%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Advertising	$55,024	$41,392	33%
Other revenue	885	510	74%
Family of Apps	55,909	41,902	33%
Reality Labs	402	412	(2)%
Total revenue	$56,311	$42,314	33%

Family of Apps

FoA revenue in the three months ended March 31, 2026 increased $14.01 billion, or 33%, compared to the same period in 2025. The increase was almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three months ended March 31, 2026 increased $13.63 billion, or 33%, compared to the same period in 2025, due to increases in ad impressions delivered and average price per ad. During the three months ended March 31, 2026, ad impressions delivered increased by 19%, year-over-year, as compared with an increase of 5% in the same period in 2025. Ad impressions delivered during the three months ended March 31, 2026 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement as well as the frequency of ads shown on our products. During the three months ended March 31, 2026, the average price per ad increased by 12%, year-over-year, as compared with an increase of 10% in the same period in 2025. The increase in average price per ad in the three months ended March 31, 2026 was driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools, and a favorable foreign currency exchange impact. This increase was partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of First Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three months ended March 31, 2026 compared to the same period in 2025. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three months ended March 31, 2026 increased $375 million, or 74%, compared to the same period in 2025. The increase was mostly driven by paid messaging from WhatsApp and Meta Verified subscriptions.

Reality Labs

RL revenue in the three months ended March 31, 2026 decreased $10 million, or 2%, compared to the same period in 2025. The decrease was driven by lower Meta Quest sales, offset by an increase in sales of AI glasses.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our revenue in the three months ended March 31, 2026 compared to the same period in 2025. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates for the three months ended March 31, 2026, our total revenue and advertising revenue would have been $54.56 billion and $53.29 billion, which were $1.75 billion and $1.73 billion lower than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Cost of revenue	$10,218	$7,572	35%
Percentage of revenue	18%	18%

Cost of revenue in the three months ended March 31, 2026 increased $2.65 billion, or 35%, compared to the same period in 2025. The increase was primarily due to higher operational expenses related to our data centers and technical infrastructure.

Research and development

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Research and development	$17,699	$12,150	46%
Percentage of revenue	31%	29%

Research and development expenses in the three months ended March 31, 2026 increased $5.55 billion, or 46%, compared to the same period in 2025. The increase was primarily due to increases in employee compensation, mainly driven by an increase in share-based compensation expense, as well as higher infrastructure costs for research and development, including our AI initiatives.

Marketing and sales

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Marketing and sales	$2,908	$2,757	5%
Percentage of revenue	5%	7%

Marketing and sales expenses in the three months ended March 31, 2026 increased $151 million, or 5%, compared to the same period in 2025. The increase was mainly due to increases in marketing and promotional expenses and professional services related to our ongoing platform integrity efforts.

General and administrative

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
General and administrative	$2,614	$2,280	15%
Percentage of revenue	5%	5%

General and administrative expenses in the three months ended March 31, 2026 increased $334 million, or 15%, compared to the same period in 2025. The increase was mainly due to higher legal-related costs, partially offset by a reversal of the Canadian Digital Services Tax liability following the repeal of the law.

See Note 8 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Family of Apps	$26,900	$21,765	24%
Reality Labs	(4,028)	(4,210)	4%
Total income from operations	$22,872	$17,555	30%

Family of Apps

FoA income from operations in the three months ended March 31, 2026 increased $5.14 billion, or 24%, compared to the same period in 2025. The increase in FoA income from operations was driven by higher advertising revenue which was partially offset by an increase in costs and expenses. The increase in costs and expenses was mainly due to increases in infrastructure costs and employee compensation.

Reality Labs

RL loss from operations in the three months ended March 31, 2026 decreased $182 million, or 4%, compared to the same period in 2025, driven by lower RL costs and expenses. RL costs and expenses decreased primarily due to a decrease in employee compensation.

See Note 11 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding segment employee compensation.

Interest and other income (expense), net

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Interest income	$744	$658	13%
Interest expense	(562)	(240)	(134)%
Foreign currency exchange gain (loss), net	(226)	232	(197)%
Gain (loss) on equity investments and other, net	(1,076)	177	NM
Interest and other income (expense), net	$(1,120)	$827	(235)%
____________________________________
NM — not meaningful

Total interest and other income (expense), net in the three months ended March 31, 2026 decreased $1.95 billion, or 235%, compared to the same period in 2025, due to an increase in unrealized losses on our marketable equity investments. Foreign currency exchange losses, net from foreign currency transactions and remeasurement also contributed to the decrease. Interest expense increased in the three months ended March 31, 2026, compared to the same period in 2025, due to higher long-term debt balances.

Provision for income taxes

	Three Months Ended March 31,
	2026	2025	% change

	(in millions, except percentages)
Provision (benefit) for income taxes	$(5,021)	$1,738	NM
Effective tax rate	(23)%	9%
____________________________________
NM — not meaningful

On February 18, 2026, the U.S. Treasury issued Notice 2026-7, providing relief from the Corporate Alternative Minimum Tax (CAMT) related to the expensing of previously capitalized U.S. research and development costs. As a result, we recognized an $8.03 billion discrete income tax benefit during the first quarter of 2026, which partially offsets the $15.93 billion discrete charge recognized in the third quarter of 2025 upon enactment of the One Big Beautiful Bill Act. We expect to remain subject to CAMT for 2026 and subsequent years.

Our provision for income taxes in the three months ended March 31, 2026 decreased $6.76 billion compared to the same period in 2025, mostly due to a decrease in the effective tax rate. Our effective tax rate in the three months ended March 31, 2026 decreased compared to the same period in 2025, primarily due to Treasury Notice 2026-7, as described above.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: the effects of changes in tax law, changes in valuation allowance due to the effects of CAMT, U.S. tax benefits from foreign-derived deduction eligible income, tax effects from share-based compensation, research tax credit, tax effects from capital losses not expected to be utilized, settlement of tax contingency items, and tax effects of changes in our business.

A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s (OECD) 15% global minimum tax regime. In January 2026, the OECD introduced new guidance, including a "Side-by-Side Safe Harbor," allowing U.S. headquartered companies to remain subject to only U.S. global minimum taxes (specifically, CAMT) while exempting them from Pillar Two. We do not expect these changes to have a material impact on our consolidated financial statements for 2026. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

Absent any changes to our tax landscape, we expect our effective tax rate for the remaining quarters of 2026 to be between 13-16%.

See Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding income tax contingencies.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, marketable securities, and cash generated from operations. Cash, cash equivalents, and marketable securities are comprised of cash on deposit with banks, time deposits, money market funds, U.S. government and agency securities, investment grade corporate debt securities, and marketable equity securities. As part of our cash management strategy, we concentrate cash deposits with large financial institutions and our investment holdings are in diversified highly rated securities. Cash, cash equivalents, and marketable securities were $81.18 billion as of March 31, 2026, a decrease of $412 million from December 31, 2025. The decrease was primarily due to $19.84 billion of capital expenditures, which includes purchases of property and equipment and principal payments on finance leases; $4.42 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards; $1.57 billion of net unrealized losses on marketable equity securities; $1.35 billion of payments of dividends and dividend equivalents; and $372 million of acquired intangible assets. These decreases were offset by $32.23 billion of cash generated from operations.

In addition, during the quarter ended March 31, 2026, we reclassified $5.00 billion of unrestricted money market funds to restricted cash equivalents related to the terms of a multi-year purchase agreement. These funds are restricted from general corporate use and are expected to be released upon satisfying the underlying purchase obligations. For additional information regarding restricted cash equivalents, see Note 4 — Financial Instruments.

The following table presents our cash flows (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$32,226	$24,026
Net cash used in investing activities	$(33,678)	$(20,010)
Net cash used in financing activities	$(6,553)	$(19,495)

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2026 primarily consisted of $26.77 billion net income adjusted for certain non-cash items, such as $6.03 billion of share-based compensation expense and $6.00 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the three months ended March 31, 2026, compared to the same period in 2025, was due to an increase in cash collections from our customers driven by the increase in revenue, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2026 mostly consisted of $19.00 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $13.80 billion of net purchases of marketable securities. The increase in cash used in investing activities during the three months ended March 31, 2026, compared to the same period in 2025, was mostly due to increases in net purchases of marketable securities and cash paid for property and equipment.

We anticipate making capital expenditures of approximately $125 billion to $145 billion in 2026 to support our AI efforts and core business.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 primarily consisted of $4.42 billion of taxes paid related to net share settlement of RSUs, and $1.35 billion of payments of dividends and dividend equivalents. The decrease in cash used in financing activities during the three months ended March 31, 2026, compared to the same period in 2025, was mostly due to a decrease in share repurchases.
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

Leases and Contractual Commitments

In addition to the lease liabilities included in our condensed consolidated balance sheets, we have operating and finance leases that have not yet commenced as of March 31, 2026. These lease obligations were approximately $182.88 billion, consisting of data centers, colocations, and certain network infrastructure, which will commence during the remainder of 2026 and 2036 with lease terms ranging from greater than one year to 30 years.

As of March 31, 2026, we had $237.67 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments are mostly related to third-party cloud capacity arrangements and continued investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs, with approximately $42.25 billion and $47.65 billion due in 2026 and 2027, respectively. In addition, as of March 31, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. In April 2026, we entered into additional multi-year infrastructure contracts, related to which our non-cancelable contractual commitments increased by approximately $24 billion.

In connection with certain contractual restrictions under a multi-year purchase agreement, we reclassified $5.00 billion of money market funds as restricted cash equivalents as of March 31, 2026. These funds are restricted from general corporate use and are expected to be released upon satisfying the underlying purchase obligations. For additional information regarding restricted cash equivalents, see Note 4 — Financial Instruments.

Long-term Debt

As of March 31, 2026, we had outstanding long-term debt in the form of senior unsecured notes for an aggregate principal amount of $59.00 billion, which mature from 2027 through 2065. Short-term and long-term future interest payments obligations as of March 31, 2026 were $2.98 billion and $56.27 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the three months ended March 31, 2026. As of March 31, 2026, $25.03 billion remained available and authorized for repurchases. Our share repurchase program may be suspended, delayed, discontinued, or accelerated at any time.

Dividend

Total dividends and dividend equivalents paid were $1.35 billion during the three months ended March 31, 2026. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $541 million during the three months ended March 31, 2026. Our long-term income tax liabilities include $9.81 billion related to deferred tax liabilities and $7.04 billion related to uncertain tax positions as of March 31, 2026. Due to the uncertainty in the timing of the resolution of our uncertain tax positions, we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 4 — Financial Instruments, Note 5 — Non-Marketable Equity Investments, Note 7 — Long-term Debt, Note 8 — Commitments and Contingencies, Note 9 — Stockholders' Equity, and Note 10 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions. Refer to "Critical Accounting Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures during the three months ended March 31, 2026. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which was approved by the court in California in March 2026. Certain other state attorneys general inquiries and litigation and certain government inquiries in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court. Trial in the New Mexico Attorney General's case, which has expanded to include various claims related to content moderation issues, is scheduled to begin on September 8, 2026. The New Mexico Attorney General has indicated that they intend to seek up to $62.85 billion in penalties in this case. On July 16, 2021, a stockholder derivative action was filed in Delaware Court of Chancery against certain of our directors and officers asserting breach of fiduciary duty and related claims relating to our historical platform and user data practices, as well as our settlement with the FTC. On July 20, 2021, other stockholders filed an amended derivative complaint in a related Delaware Chancery Court action, asserting breach of fiduciary duty and related claims against certain of our current and former directors and officers in connection with our historical platform and user data practices. On November 4, 2021, the lead plaintiffs filed a second amended and consolidated complaint in the stockholder derivative action. The pending consolidated matter is In re Facebook Inc. Derivative Litigation. On January 19, 2022, we filed a motion to dismiss, which was denied in part on May 10, 2023. The insider trading claim was dismissed as to all defendants except Mark Zuckerberg, and the motion was denied as to the breach of fiduciary duty claims. Trial began on July 16, 2025. On July 17, 2025, the parties agreed to a settlement in principle to resolve all claims in the action, which was approved by the court in April 2026.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Meta Pixel Tax Filing Cases, on March 30, 2026, the U.S. District Court for the Northern District of California denied plaintiffs' motion for class certification. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.6 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial is scheduled for October 2026. In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

Securities and Other Actions

Beginning on March 20, 2018, multiple putative class actions and derivative actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. Beginning on July 27, 2018, two putative class actions were filed in federal court in the United States against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the second quarter of 2018 and seeking unspecified damages. These two actions subsequently were transferred and consolidated in the U.S. District Court for the Northern District of California (In Re Facebook, Inc. Securities Litigation) with the putative securities class action described above relating to our platform and user data practices. In a series of orders in 2019 and 2020, the district court granted our motions to dismiss the plaintiffs' claims. On January 17, 2022, the plaintiffs filed a notice of appeal of the order dismissing their case, and on October 18, 2023, the U.S. Court of Appeals for the Ninth Circuit issued its decision affirming in part and reversing in part the district court's order dismissing the plaintiffs' case. We filed a petition for writ of certiorari on March 4, 2024 with the U.S. Supreme Court, seeking review of the Ninth Circuit's order. The Supreme Court granted in part our petition for writ of certiorari on June 10, 2024, and following oral argument issued an order on November 22, 2024 dismissing the grant of certiorari as improvidently granted. On January 24, 2025, the U.S. Court of Appeals for the Ninth Circuit returned the case to the district court. On July 1, 2025, the plaintiffs filed a fourth amended complaint. On September 2, 2025, we filed a motion to dismiss the fourth amended complaint. On February 27, 2026, the district court granted in part and denied in part our motion to dismiss the fourth amended complaint.

We are also subject to other government inquiries and investigations relating to our business activities and disclosure practices. For example, beginning in September 2021, we became subject to government investigations and requests relating to a former employee's allegations and release of internal company documents concerning, among other things, our algorithms, advertising and user metrics, and content enforcement practices, as well as misinformation and other undesirable activity on our platform, and user well-being. We have since received additional requests relating to these and other topics. Beginning on October 27, 2021, multiple putative class actions and derivative actions were filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws, breach of fiduciary duties, and other causes of action in connection with the same matters, and seeking unspecified damages (In re Meta Platforms, Inc., Securities Litigation). On September 30, 2024, the court dismissed certain claims with leave to amend, but determined certain claims regarding content enforcement practices and user well-being could proceed against us and certain of our current and former directors and officers. On February 13, 2026, the plaintiffs filed a second amended complaint asserting the same and similar claims regarding content enforcement practices and user well-being, as well as additional claims regarding encryption and age verification practices and previously dismissed claims regarding our algorithms. On March 30, 2026, we filed a motion to dismiss the second amended complaint.

On March 8, 2022, a putative class action was filed in the U.S. District Court for the Northern District of California against us and certain of our directors and officers alleging violations of securities laws in connection with the disclosure of our earnings results for the fourth quarter of 2021 and seeking unspecified damages (Plumbers & Steamfitters Local 60 Pension Trust v. Meta Platforms, Inc.). On July 18, 2023, the court dismissed the claims against Meta and its officers with leave to amend. On September 18, 2023, the plaintiffs filed an amended complaint and on September 17, 2024, the court dismissed the claims with prejudice. On October 14, 2024, plaintiffs filed their notice of appeal and on February 24, 2026, the Court of Appeals affirmed dismissal.

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States, Brazil, and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We intend to appeal the decision. The second user bellwether trial is scheduled to begin on July 27, 2026. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. The New Mexico Attorney General has indicated that they intend to seek approximately $3.7 billion in abatement costs as well as injunctive relief, which includes requests for extensive changes to the manner in which we provide our services in New Mexico. A bench trial on these issues and the public nuisance claim is scheduled for May 4, 2026. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027, including the Tennessee Attorney General's case which is scheduled to begin on July 20, 2026. The first trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is a school district bellwether case and is scheduled to begin on June 15, 2026. The second trial in the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation) is the first trial for the state attorneys general that have filed federal claims. Trial in this case is currently scheduled to begin August 5, 2026. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they intend to seek range widely in amount, including in certain cases up to the high tens of billions of dollars. In addition, beginning in November 2024, counsel for over one hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook. On April 29, 2026, the Commission issued preliminary findings with respect to some of these topics, reflecting its preliminary view that users under 13 years of age are present on Facebook and Instagram, calling into question our compliance with the obligations to diligently assess systemic risks, effectively mitigate such risks, and to overall ensure a high level of protection of minors. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claim of copyright infringement due to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Anthropic PBC, et al., TED Entertainment, Inc. v. Meta Platforms, Inc. and Chicken Soup for the Soul LLC v. Anthropic PBC, et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media on February 25, 2027 and trial is scheduled for May 24, 2027.

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

The size of our active user base and our users' level of engagement across our products are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users of our products that deliver ad impressions, particularly for Facebook and Instagram. We have experienced, and expect to continue to experience, fluctuations and declines in the size of our active user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users' engagement with our products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, in the first quarter of 2026, we experienced a slight decline on a quarter-over-quarter basis in the total number of Family daily active people that was driven by internet disruptions in Iran, as well as a restriction on access to WhatsApp in Russia. Any future declines in the size of our active user base may adversely impact our ability to deliver ad impressions and, in turn, our financial performance.

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
•changes in the composition of our marketer base or our inability to maintain or grow our marketer base; and
•the impact of macroeconomic and geopolitical conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies, which in turn can have broader effects in other regions (for example, our advertising business has been adversely affected by the war in Ukraine and service restrictions imposed by the Russian government, as well as conflicts in the Middle East, and advertiser spending also is subject to adverse effects from the implementation of tariffs or other existing or future trade policies by the United States, China, and other governments).

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

We have made significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products, and expect to continue to increase these investments. In particular, we have significantly increased our infrastructure investments in connection with our AI initiatives, and expect our investments to continue to increase. If our investments are not successful longer-term, our business and financial performance could be harmed.

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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, including for younger users, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech, hate speech, and other content, advertising, and deceptive activity on our platform, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. We have also been, and expect to continue to be, subject to media coverage in connection with litigation matters. For example, juries have returned liability verdicts against us in two trials in our U.S. youth-related litigation matters, and additional bellwether trials are scheduled for 2026 and beyond. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.

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
We incur significant expenses in operating our business, and some of our investments, particularly our investments in our artificial intelligence initiatives as well as Reality Labs, have the effect of reducing our cash flows, operating margin and profitability. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

We have made significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our AI models, and expect to continue to increase these investments. We are also continuing to increase our investments in new platforms and technologies, including as part of our VR, Horizon, and wearables efforts. Some of these investments have generated only limited revenue and reduced our cash flows, operating margin, and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2025 overall operating profit by approximately $19.19 billion, and we expect our full-year 2026 Reality Labs operating losses to remain similar to 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

Our business is dependent on our ability to maintain and scale our technical infrastructure. Any significant disruption in our products and services or other adverse developments relating to our technical infrastructure could damage our reputation, result in a potential loss of users and engagement, and adversely affect our business and financial results.

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

In addition, as the amount and types of information shared on our products continue to grow and evolve, as the usage patterns of our global community continue to evolve, and as our internal operational demands continue to grow, especially with the deployment of AI technologies, we will need an increasing amount of technical infrastructure, including network capacity, computing power, and related energy requirements, to continue to satisfy our needs. Although we are making significant investments in our technical infrastructure, it is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands or achieve our business objectives, which may adversely affect our user engagement and advertising revenue. Further, any technical infrastructure in excess of our actual needs may lead to impairment of assets on our balance sheet or otherwise adversely affect our financial condition.

A substantial portion of our technical infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, various challenges with the supply chain related to supporting our technical infrastructure. As a result, we have adjusted, and may continue to adjust in the future, our procurement practices to adapt to the evolving landscape. We may not be able to secure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms. For example, we are party to a number of partnerships and other third-party arrangements relating to these initiatives, some of which include multi-year purchase commitments. As of March 31, 2026, we had $237.67 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements, most of which are related to third-party cloud capacity arrangements and other investments in technical infrastructure, and we continue to enter into additional significant contractual arrangements.

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

The scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business, including our AI initiatives. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in 2022 and 2023, we announced several initiatives, including restructurings, employee layoffs, and measures to scale down our office facilities. These efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. For example, we could face delays or challenges with product development, enforcement of our policies, other business and strategic initiatives, or legal and regulatory compliance, as well as other disruptions to our operations. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Any of these developments could negatively affect our business, reputation, or financial results.
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

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges, or we may be subject to regulatory challenges after such transactions close. For example, we completed our divestiture of Giphy in 2023 following the United Kingdom Competition and Markets Authority's order directing us to divest Giphy post-acquisition. In addition, although we were able to successfully complete the acquisition after prevailing in federal court, the FTC sought to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

Over the last several years, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax regime. In January 2026, the OECD introduced new guidance, including a "Side-by-Side Safe Harbor," allowing U.S. headquartered companies to remain subject to only U.S. global minimum taxes (specifically, the Corporate Alternative Minimum Tax (CAMT)) while exempting them from Pillar Two. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to certain digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business. In the absence of active OECD discussions, countries may continue imposing unilateral tax measures, such as digital services taxes, outside existing treaty frameworks. These measures may proliferate in the absence of bilateral or multilateral agreement.

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

The tax effects of the accounting for share-based compensation have in the past impacted, and may in the future impact, our effective tax rate, sometimes significantly, from period to period. In periods in which our stock price varies from the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits or shortfalls that may impact our effective tax rate. Following the enactment of OBBBA, excess tax benefits from share-based compensation may not be realizable as a result of the CAMT. In future periods in which our stock price varies in comparison to the grant price of the share-based compensation vesting in that period, our effective tax rate may be inversely impacted. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. In future periods, the tax effects of share-based compensation are dependent on our stock price, which we do not control, the CAMT system, and future changes in tax laws.

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

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services and product design. The DMA also includes significant penalties for non-compliance. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. In the UK, the OSA establishes similar types of obligations. The interpretation and enforcement of the DMA, DSA, and OSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. We are also subject to new legislation or regulatory decisions that restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, California, Colorado, Florida, New York, Texas, and Utah, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined or stayed as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We are facing similar challenges in other jurisdictions, including Europe, Latin America, and Asia-Pacific. For example, various EU member states are currently considering a range of legislation from mandatory age verification requirements to banning minor access to social media services. In addition, recent legislation in Australia imposes a social media ban for users under 16 years old, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not hold user accounts. As a result of legislative proposals, new laws, and evolving interpretation of existing laws in Europe, Asia-Pacific, Latin America, and other jurisdictions, we are also, and expect to continue to be, subject to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could continue to cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, information from marketers, and other intellectual property or content on our systems, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems or product development, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, or other technical malfunctions; employee, contractor, AI agent, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings or third-party tools, applications, or services used by our personnel; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, AI agents, or users to disclose information in order to gain access to our data or systems, our users' data, or other services or systems. Our AI initiatives and other efforts to develop and launch new features, products, and services in a timely manner have introduced additional risks and vulnerabilities that are not fully mitigated. In particular, our efforts to develop and deploy AI models, internal and third-party AI tools, and other AI applications and agents expose us and users of AI agents to increased and novel risks and vulnerabilities, including prompt injection, errors, and other issues related to AI agents, as well as compromise of data, systems, or valuable intellectual property including source code, model weights, and other assets. There are similar emerging supply chain vulnerabilities across the industry. Cyber-attacks continue to evolve in sophistication and volume, including as a result of threat actors exploiting the use of generative and agentic AI technologies, and inherently may be difficult to detect for long periods of time. In particular, rapid advances in AI technologies have enabled the discovery of security vulnerabilities at unprecedented speed and scale across the industry, which is expected to continue and may outpace our or other parties' abilities to remediate any such vulnerabilities. As a result, we are exposed to heightened risks of cyber-attacks or other security incidents. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties, including AI and cloud services. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our products, systems, and security efforts.

In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads or conduct training of our AI models, may receive or store information provided by us or by our users and through mobile or web applications integrated with our products. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

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

Our products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties (including public cloud providers, AI technologies and services, open source software, and the operating systems and browsers which users rely on to run our applications and access our systems), that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Rapid developments in AI continue to increase the risk that errors, bugs, or vulnerabilities in our products and systems may be discovered and exploited by third parties in a way that adversely impacts our products, systems, or data before we are able to identify and remediate those errors, bugs, or vulnerabilities. We also face risks from errors, bugs, or vulnerabilities introduced through the use of AI, including AI agents and AI-generated code, to develop or maintain software or systems and the use of AI within those software and systems. Errors, bugs, vulnerabilities, design defects, or technical limitations within our products and the software and hardware on which we rely, or human error or malfeasance in using such systems, have led to, and may in the future lead to, outcomes including a negative experience or other adverse effects for users and marketers who use our products, compromised ability of our products to perform in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property or other data or to address violating activity on our platform, or reductions in our ability to provide some or all of our services. For example, we make commitments to our users as to how their data will be collected, used, shared, and retained within and across our products, and our systems, and the software and hardware on which we rely, are subject to errors, bugs and technical limitations that may prevent us from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our users, have led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $796.25 through March 31, 2026. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
There was no share repurchase activity during the three months ended March 31, 2026.
Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On January 31, 2026, Mark Zuckerberg, our founder, Chairman, and Chief Executive Officer, entered into a trading plan that provides for the sale of an aggregate of up to 639,347 shares of our Class A common stock and 1,268,340 shares of our Class B common stock held by entities affiliated with Mr. Zuckerberg. The plan will terminate on November 1, 2026, subject to early termination for certain specified events set forth in the plan.

On February 6, 2026, Aaron Anderson, our Chief Accounting Officer, entered into a trading plan that provides for the sale of up to all of the net shares received from two quarterly settlements of the restricted stock units underlying Mr. Anderson's outstanding equity awards and any future equity award grants that settle on such quarterly settlement dates. The plan will terminate on January 14, 2028, subject to early termination for certain specified events set forth in the plan.

On February 25, 2026, Robert M. Kimmitt, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of 1,504 shares of our Class A common stock. The plan will terminate on August 3, 2026, subject to early termination for certain specified events set forth in the plan.

On February 25, 2026, C.J. Mahoney, our Chief Legal Officer, entered into a trading plan that provides for the sale of 65% of the net shares received during the duration of the plan pursuant to Mr. Mahoney's outstanding equity award and any future equity award grants. The plan will terminate on May 18, 2027, subject to early termination for certain specified events set forth in the plan.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	2025 Equity Incentive Plan forms of award agreements.					X

10.2+	2025 Equity Incentive Plan forms of award agreements.					X

10.3+	Amended and Restated Bonus Plan, effective January 1, 2026.	10-K	001-35551	10.4	January 29, 2026

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of April 2026.

META PLATFORMS, INC.

Date: April 29, 2026	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2026	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)