Form 10-Q
period 2026-06-30
Meta Platforms, Inc.
filed 2026-07-30
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,205,128,509	shares outstanding as of July 24, 2026
Class B Common Stock	$0.000006 par value	342,377,716	shares outstanding as of July 24, 2026

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2026

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

To calculate our estimates of DAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which survey questions are based on monthly usage, and which are inherently subject to error. From time to time, the results of such surveys may be impacted by product changes or other factors, and we may update such survey questions. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,462	$35,873
Marketable securities	74,798	45,719
Accounts receivable, net	21,752	19,769
Prepaid expenses and other current assets	13,463	7,361
Total current assets	125,475	108,722
Non-marketable equity investments	30,157	27,524
Property and equipment, net	225,724	176,400
Operating lease right-of-use assets	23,985	20,404
Goodwill	23,406	24,534
Other assets	21,209	8,437
Total assets	$449,956	$366,021

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,889	$8,894
Operating lease liabilities, current	2,425	2,213
Accrued expenses and other current liabilities	38,065	30,729
Total current liabilities	56,379	41,836
Operating lease liabilities, non-current	26,229	22,940
Long-term debt	83,664	58,744
Long-term income taxes	18,326	21,005
Other liabilities	4,137	4,253
Total liabilities	188,735	148,778
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.000006 par value; 5,000 million Class A shares authorized, 2,206 million and 2,187 million shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively; 4,141 million Class B shares authorized, 342 million and 343 million shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively	103,981	95,793
Accumulated other comprehensive income (loss)	(603)	271
Retained earnings	157,843	121,179
Total stockholders' equity	261,221	217,243
Total liabilities and stockholders' equity	$449,956	$366,021
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$60,801	$47,516	$117,111	$89,830
Costs and expenses:
Cost of revenue	11,330	8,491	21,549	16,063
Research and development	21,656	12,942	39,354	25,092
Marketing and sales	3,431	2,979	6,339	5,735
General and administrative	5,609	2,663	8,222	4,943
Total costs and expenses	42,026	27,075	75,464	51,833
Income from operations	18,775	20,441	41,647	37,997
Interest and other income (expense), net	(19)	93	(1,139)	919
Income before income taxes	18,756	20,534	40,508	38,916
Provision (benefit) for income taxes	2,908	2,197	(2,113)	3,935
Net income	$15,848	$18,337	$42,621	$34,981
Earnings per share:
Basic	$6.23	$7.28	$16.79	$13.87
Diluted	$6.18	$7.14	$16.62	$13.56
Weighted-average shares used to compute earnings per share:
Basic	2,543	2,518	2,538	2,522
Diluted	2,566	2,570	2,565	2,580
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$15,848	$18,337	$42,621	$34,981
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(131)	1,866	(523)	2,760
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(169)	228	(351)	566
Comprehensive income	$15,548	$20,431	$41,747	$38,307
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at beginning of period	2,538	$99,337	$(303)	$144,647	$243,681	2,523	$85,568	$(1,865)	$101,326	$185,029
Net income	—	—	—	15,848	15,848	—	—	—	18,337	18,337
Other comprehensive income (loss)	—	—	(300)	—	(300)	—	—	2,094	—	2,094
Issuance of common stock	16	—	—	—	—	15	—	—	—	—
Shares withheld related to net share settlement	(6)	(3,014)	—	(1,267)	(4,281)	(5)	(1,906)	—	(2,204)	(4,110)
Share-based compensation	—	7,658	—	—	7,658	—	4,834	—	—	4,834
Share repurchases	—	—	—	—	—	(17)	—	—	(9,762)	(9,762)
Dividends and dividend equivalents declared ($0.525 per share)	—	—	—	(1,385)	(1,385)	—	—	—	(1,349)	(1,349)
Other	—	—	—	—	—	—	—	—	(3)	(3)
Balances at end of period	2,548	$103,981	$(603)	$157,843	$261,221	2,516	$88,496	$229	$106,345	$195,070

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at beginning of period	2,530	$95,793	$271	$121,179	$217,243	2,534	$83,228	$(3,097)	$102,506	$182,637
Net income	—	—	—	42,621	42,621	—	—	—	34,981	34,981
Other comprehensive income (loss)	—	—	(874)	—	(874)	—	—	3,326	—	3,326
Issuance of common stock	32	—	—	—	—	31	—	—	—	—
Shares withheld related to net share settlement	(14)	(5,502)	—	(3,202)	(8,704)	(13)	(3,713)	—	(5,280)	(8,993)
Share-based compensation	—	13,690	—	—	13,690	—	8,981	—	—	8,981
Share repurchases	—	—	—	—	—	(36)	—	—	(23,159)	(23,159)
Dividends and dividend equivalents declared ($1.05 per share)	—	—	—	(2,755)	(2,755)	—	—	—	(2,691)	(2,691)
Other	—	—	—	—	—	—	—	—	(12)	(12)
Balances at end of period	2,548	$103,981	$(603)	$157,843	$261,221	2,516	$88,496	$229	$106,345	$195,070

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$42,621	$34,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,355	8,242
Share-based compensation	13,690	8,981
Deferred income taxes	1,568	(2,163)
Unrealized loss on equity investments	1,185	320
Other	(73)	(376)
Changes in assets and liabilities:
Accounts receivable	(2,273)	1,466
Prepaid expenses and other current assets	(3,230)	686
Other assets	(2,535)	(242)
Accounts payable	(354)	(574)
Accrued expenses and other current liabilities	5,662	(3,338)
Other liabilities	(4,528)	1,604
Net cash provided by operating activities	64,088	49,587
Cash flows from investing activities
Purchases of property and equipment	(49,113)	(29,479)
Purchases of marketable securities	(75,592)	(19,509)
Sales and maturities of marketable securities	44,036	19,057
Purchases of non-marketable equity investments	(1,670)	(15,214)
Payments for held-for-sale assets	(674)	(775)
Acquisitions of businesses and intangible assets	(474)	(62)
Other investing activities	156	14
Net cash used in investing activities	(83,331)	(45,968)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8,704)	(8,993)
Repurchases of Class A common stock	—	(22,921)
Payments for dividends and dividend equivalents	(2,699)	(2,656)
Proceeds from issuance of long-term debt, net	24,910	—
Principal payments on finance leases	(1,805)	(1,225)
Other financing activities	(2,288)	323
Net cash provided by (used in) financing activities	9,414	(35,472)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	243
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(9,829)	(31,610)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of the period	39,100	45,438
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of the period	$29,271	$13,828
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$15,462	$12,005
Restricted cash and restricted cash equivalents, included in prepaid expenses and other current assets	702	161
Restricted cash and restricted cash equivalents, included in other assets	13,107	1,662
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$29,271	$13,828

Supplemental cash flow data
Cash paid for income taxes, net	$1,999	$5,544
Cash paid for interest, net of amounts capitalized	$1,097	$478
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$19,502	$10,618
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$2,172	$132
Non-marketable equity investments in accrued expenses and other current liabilities	$—	$651
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$131
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

Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued Accounting Standards Update (ASU) No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard establishes guidance for the recognition, measurement and disclosure of environmental credits and environmental credit obligations. The guidance will be effective for the annual periods beginning the year ending December 31, 2028 and interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance is required to be applied on a retrospective basis. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advertising	$59,363	$46,563	$114,387	$87,955
Other revenue	1,007	583	1,891	1,093
Family of Apps	60,370	47,146	116,278	89,048
Reality Labs	431	370	833	782
Total revenue	$60,801	$47,516	$117,111	$89,830

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States and Canada	$23,863	$18,454	$45,129	$35,323
Europe (1)	14,009	11,128	27,249	20,749
Asia-Pacific	16,073	12,858	31,518	24,097
Rest of World (1)	6,856	5,076	13,215	9,661
Total revenue	$60,801	$47,516	$117,111	$89,830
____________________________________
(1)Europe includes Russia and Turkey. Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue was $1.16 billion and $1.08 billion as of June 30, 2026 and December 31, 2025, respectively. Our deferred revenue mostly relates to advertising prepayments and credits, as well as software updates and upgrades associated with Reality Labs hardware sales, the substantial majority of which are expected to be realized in less than a year.

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

For the three and six months ended June 30, 2026, approximately 60 million and 47 million shares, respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. For both the three and six months ended June 30, 2025, shares with an anti-dilutive effect were approximately 1 million.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Numerator
Distributed earnings	$1,353	$1,327	$2,699	$2,656
Undistributed earnings	14,495	17,010	39,922	32,325
Net income	$15,848	$18,337	$42,621	$34,981
Denominator
Shares used in computation of basic EPS (1)	2,543	2,518	2,538	2,522
Basic EPS	$6.23	$7.28	$16.79	$13.87
Diluted EPS:
Numerator
Net income for diluted EPS	$15,848	$18,337	$42,621	$34,981
Denominator
Shares used in computation of basic EPS (1)	2,543	2,518	2,538	2,522
Effect of dilutive shares	23	52	27	58
Shares used in computation of diluted EPS	2,566	2,570	2,565	2,580
Diluted EPS	$6.18	$7.14	$16.62	$13.56
____________________________________
(1)Includes 2,201 million and 2,175 million shares of Class A common stock and 342 million and 343 million shares of Class B common stock, for the three months ended June 30, 2026 and 2025, respectively; and 2,196 million and 2,179 million shares of Class A common stock and 342 million and 343 million shares of Class B common stock, for the six months ended June 30, 2026 and 2025, respectively.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,223	$5,223	$—	$—
U.S. government securities	2,077	2,077	—	—
Time deposits	350	—	350	—
Corporate debt securities	4,483	—	4,483	—
Total cash equivalents	12,133	7,300	4,833	—
Marketable securities:
U.S. government securities	41,724	41,724	—	—
U.S. government agency securities	940	940	—	—
Corporate debt securities	28,591	—	28,591	—
Marketable equity securities	3,543	3,543	—	—
Total marketable securities	74,798	46,207	28,591	—
Restricted cash equivalents	13,554	13,554	—	—
Other assets	114	—	—	114
Total	$100,599	$67,061	$33,424	$114

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,928	$27,928	$—	$—
U.S. government securities	1,623	1,623	—	—
Time deposits	328	—	328	—
Corporate debt securities	1,603	—	1,603	—
Total cash equivalents	31,482	29,551	1,931	—
Marketable securities:
U.S. government securities	21,483	21,483	—	—
U.S. government agency securities	767	767	—	—
Corporate debt securities	17,477	—	17,477	—
Marketable equity securities	5,992	5,992	—	—
Total marketable securities	45,719	28,242	17,477	—
Restricted cash equivalents	2,539	2,539	—	—
Other assets	106	—	—	106
Total	$79,846	$60,332	$19,408	$106

Restricted Cash Equivalents

As of June 30, 2026, our restricted cash equivalents of $13.55 billion include $10.80 billion of money market funds related to escrow requirements under certain multi-year infrastructure purchase agreements. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. Based on the expected timing of the release of these restrictions, substantially all of our restricted cash equivalents were classified within other assets on our condensed consolidated balance sheets. See Note 9 — Commitments and Contingencies for additional information.

Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$38,575	$(107)	$212	$(3)	$38,787	$(110)
U.S. government agency securities	407	(3)	25	—	432	(3)
Corporate debt securities	12,413	(45)	574	(5)	12,987	(50)
Total	$51,395	$(155)	$811	$(8)	$52,206	$(163)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,491	$(2)	$1,570	$(18)	$3,061	$(20)
U.S. government agency securities	17	—	25	—	42	—
Corporate debt securities	1,213	(1)	1,534	(20)	2,747	(21)
Total	$2,721	$(3)	$3,129	$(38)	$5,850	$(41)

As of June 30, 2026 and December 31, 2025, the gross unrealized gains on our marketable debt securities were not material and $300 million, respectively, and the allowance for credit losses were not material for both periods.

The following table classifies our marketable debt securities by contractual maturities (in millions):

June 30, 2026
Due within one year	$44,551
Due after one year to five years	26,704
Total	$71,255
Marketable Equity Securities

The net unrealized losses on our marketable equity securities were $733 million and $511 million for the three months ended June 30, 2026 and 2025, respectively; and $2.30 billion and $374 million for the six months ended June 30, 2026 and 2025, respectively. These losses are recorded within interest and other income (expense), net on our condensed consolidated statements of income.
Note 5. Non-Marketable Equity Investments

Our non-marketable equity investments are in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	June 30, 2026	December 31, 2025
Initial cost	$20,816	$20,271
Cumulative upward adjustments	559	429
Cumulative impairment/downward adjustments	(624)	(624)
Non-marketable equity investments under measurement alternative	20,751	20,076
Non-marketable equity investments under equity method	9,406	7,448
Total carrying value of non-marketable equity investments	$30,157	$27,524
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

As of June 30, 2026 and December 31, 2025, the carrying value of our equity investment included within non-marketable equity investments on our condensed consolidated balance sheets was $2.92 billion and $1.83 billion, respectively, and our maximum exposure to loss related to the Venture was $46.03 billion and $45.95 billion, respectively, consisting of the carrying value of our equity investment, the lease commitments, our estimated future funding commitments, and the maximum RVG threshold.
In addition, we have other types of unconsolidated VIEs of which we are not the primary beneficiary. As of June 30, 2026 and December 31, 2025, our maximum exposure to loss in these VIEs was $6.41 billion and $5.58 billion, respectively, which represents the carrying value of our investments, including our share of net earnings from the equity method investees.
Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2026	December 31, 2025
Land	$3,667	$3,687
Servers and network assets	119,683	98,040
Buildings	61,037	55,568
Leasehold improvements	8,464	8,346
Equipment and other	10,209	9,377
Finance lease right-of-use assets	9,467	8,187
Construction in progress (1)	80,345	50,521
Property and equipment, gross	292,872	233,726
Less: Accumulated depreciation	(67,148)	(57,326)
Property and equipment, net	$225,724	$176,400
____________________________________
(1)Construction in progress includes costs mostly related to construction of data centers, servers and network infrastructure.

Depreciation expense on property and equipment was $6.00 billion and $4.28 billion for the three months ended June 30, 2026 and 2025, respectively, and $11.67 billion and $8.12 billion for the six months ended June 30, 2026 and 2025, respectively. Within property and equipment, our servers and network assets depreciation expense was $4.62 billion and $3.12 billion for the three months ended June 30, 2026 and 2025, respectively, and $9.01 billion and $5.74 billion for the six months ended June 30, 2026 and 2025, respectively.

Held-for-sale Assets

In March 2026, we approved a plan to dispose of certain data center assets with a carrying value of $1.48 billion, consisting mostly of construction in progress and land. We expect to dispose of these assets in the third quarter of 2026 through a contribution to a third party for the purpose of co-developing data centers in El Paso, Texas. As of June 30, 2026, total held-for-sale assets, net, were $2.03 billion, included within prepaid expenses and other current assets on our condensed consolidated balance sheets. See Note 13 — Subsequent Event for additional information.

Note 7. Acquisitions and Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 (in millions):

	Family of Apps	Reality Labs	Total
December 31, 2025	$23,028	$1,506	$24,534
Acquisitions	41	—	41
Reclassified to held-for-sale	(1,266)	—	(1,266)
Adjustments	96	1	97
June 30, 2026	$21,899	$1,507	$23,406
During the second quarter of 2026, we reclassified $1.27 billion of goodwill to held-for-sale within prepaid expenses and other current assets on our condensed consolidated balance sheets. No impairment loss was recognized upon reclassification.
Note 8. Long-term Debt

In May 2026, we issued an aggregate of $25.00 billion of fixed-rate senior unsecured notes in six series. The following table summarizes our fixed-senior unsecured notes (the Notes) and the carrying amount of our long-term debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2026	December 31, 2025
August 2022 Notes	2027 - 2062	3.50% - 4.65%	3.63% - 4.71%	$10,000	$10,000
May 2023 Notes	2028 - 2063	4.60% - 5.75%	4.68% - 5.79%	8,500	8,500
August 2024 Notes	2029 - 2064	4.30% - 5.55%	4.42% - 5.60%	10,500	10,500
November 2025 Notes	2030 - 2065	4.20% - 5.75%	4.27% - 5.77%	30,000	30,000
May 2026 Notes	2031 - 2066	4.55% - 6.45%	4.60% - 6.48%	25,000	—
Total face amount of long-term debt				84,000	59,000
Unamortized discount and issuance costs, net				(336)	(256)
Long-term debt				$83,664	$58,744
Each series of the Notes ranks equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the Notes was $754 million and $1.29 billion for the three and six months ended June 30, 2026, respectively, and $232 million and $463 million for the three and six months ended June 30, 2025, respectively.

The total estimated fair value of our outstanding Notes was $79.75 billion and $57.22 billion as of June 30, 2026 and December 31, 2025, respectively. The fair value was determined based on the quoted prices at the end of the reporting periods and categorized as Level 2 in the fair value hierarchy.

As of June 30, 2026, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2026	$—
2027	2,750
2028	1,500
2029	1,000
2030	5,000
Thereafter	73,750
Total	$84,000
Note 9. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of June 30, 2026. These lease obligations were approximately $278.99 billion, consisting of data centers, colocations, and certain network infrastructure, which will commence during the remainder of 2026 through 2036 with lease terms ranging from greater than one year to 30 years. In July 2026, we entered into additional data center leases with lease obligations of approximately $68 billion, which are expected to commence in 2027 and 2028, with lease terms of 18 to 20 years.

As of June 30, 2026, we had $349.31 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments mostly relate to third-party cloud capacity arrangements and investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs, with approximately $53.52 billion and $81.65 billion due in 2026 and 2027, respectively. In addition, as of June 30, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. For agreements with variable terms, we do not estimate the total obligation beyond minimum quantities and/or pricing, as of the reporting date.

In connection with escrow requirements under certain multi-year infrastructure purchase agreements, $10.80 billion of money market funds was reclassified as restricted cash equivalents as of June 30, 2026. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. See Note 4 — Financial Instruments for additional information regarding restricted cash equivalents.

As part of the normal course of business, we have entered into agreements ranging from nine to 25 years to purchase clean and renewable energy that do not specify a fixed or minimum volume commitment. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, and briefing was completed in May 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 9, 2026, the district court continued the stay and ordered the parties to file a status update due the earlier of 30 days after a decision in the jurisdictional case, or September 8, 2026.

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

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Meta Pixel Tax Filing Cases, on March 30, 2026, the U.S. District Court for the Northern District of California denied plaintiffs' motion for class certification. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.25 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe and Canada, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

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

On February 11, 2022, a putative class action was filed against us in the UK Competition Appeals Tribunal (CAT) under the UK collective proceedings regime (Lovdahl-Gormsen v. Meta Platforms, Inc. et al.). On October 6, 2023, following the denial of class certification, the class representative submitted an amended claim alleging abuse of dominance relating to aspects of our data processing practices and seeking damages. The CAT certified the amended claim on February 15, 2024. Trial is scheduled to begin in October 2028.

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial is scheduled for October 2026. In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France, with an additional 34 plaintiffs intervening subsequently (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

In December 2025, the European Commission opened an antitrust investigation into our policy of not allowing general purpose AI providers to use the WhatsApp Business API to provide chatbot services, a use which was not a permitted use under our terms of service. While its investigation remains ongoing, in June 2026, the European Commission imposed an interim measure requiring WhatsApp to offer access to the API for free for such general purpose AI providers. We intend to appeal that interim measure. There are similar competition investigations in Africa, Brazil, and Turkey.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the

United States and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We have filed a notice of appeal. The second user bellwether trial was scheduled to begin on July 27, 2026. The plaintiff moved to dismiss the case and vacate the trial date, which the court has granted. The next two user bellwether trials are scheduled to begin on October 28, 2026. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. A bench trial on the New Mexico Attorney General's public nuisance claim and request for injunctive relief was held in May 2026. Following that trial, the New Mexico Attorney General is seeking $953 million in abatement costs and a broad set of injunctive terms, which include requests for extensive changes to the manner in which we provide our services in New Mexico. The court has not yet issued a decision. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. Trial in the Tennessee Attorney General's case began on July 20, 2026. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), trial is scheduled to begin on August 12, 2026, for the first trial for the state attorneys general that have filed state and federal claims. This trial relates to claims asserted by four states and a federal claim for disgorgement asserted by all 29 state attorneys general who have sued in the multidistrict litigation. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), we entered into a settlement to resolve the first school district bellwether case in May 2026. The next school district bellwether case is scheduled for trial in February 2027. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they could seek range widely in amount, including in certain cases up to more than a trillion dollars. Plaintiffs in these matters are also seeking varied injunctive relief, including in some cases extensive changes to our business practices or the manner in which we provide our services and third-party oversight. In addition, beginning in November 2024, counsel for over two hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, compliance with applicable laws, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook. On April 29, 2026 and July 10, 2026, respectively, the Commission issued preliminary findings with respect to some of these topics, reflecting its preliminary view that users under 13 years of age are present on Facebook and Instagram and that both platforms present potentially addictive design features, calling into question our compliance with the obligations to diligently assess systemic risks, effectively mitigate such risks, and to overall ensure a high level of protection of minors. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claims of copyright infringement and contributory infringement related to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California and the Southern District of New York (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Meta Platforms, Inc., TED Entertainment, Inc. v. Meta Platforms, Inc., Chicken Soup for the Soul LLC v. Meta Platforms, Inc., Beaulier v. Meta Platforms, Inc., Cognella, Inc. v. Meta Platforms, Inc., Elsevier Inc. et al. v. Meta Platforms, Inc. et al., Hobbs et al. v. Meta Platforms, Inc. et al., and Sullivan v. Meta Platforms, Inc. et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media, Carreyrou, Chicken Soup, and Cognella on February 25, 2027. Trial is scheduled in Entrepreneur Media for May 24, 2027.

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

We are also responding to other litigation and government inquiries and investigations in the United States and other parts of the world relating to advertising and other content on our platform and our alleged role in causing or contributing to various societal harms, including illegal activity with respect to drugs, fraud, deceptive activity or advertising, financial scams, unlawful discrimination, and other harms potentially impacting large numbers of people. We have received, and continue to receive, additional requests relating to these and other topics including in connection with ongoing inquiries and investigations.

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

Note 10. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the six months ended June 30, 2026. As of both December 31, 2025 and June 30, 2026, $25.03 billion remained available and authorized for repurchases under this program.

Dividend
We paid quarterly dividends and dividend equivalents of $0.525 per share of common stock, totaling $1.17 billion and $1.14 billion for Class A common stock, respectively, and $180 million for Class B common stock, during the three months ended June 30, 2026 and 2025; and $2.34 billion and $2.29 billion for Class A common stock, respectively, and $360 million for Class B common stock, during the six months ended June 30, 2026 and 2025.

Share-based Compensation

Effective January 1, 2026, pursuant to the automatic increase provision under our 2025 Equity Incentive Plan (2025 Plan), our board of directors approved an increase of 55 million shares of Class A common stock reserved for issuance. As of June 30, 2026, there were 436 million shares of our Class A common stock reserved for future issuance under our 2025 Plan.

Restricted Stock Units

The following table summarizes our share-based compensation expense, which consists of the restricted stock unit (RSU) expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$339	$278	$612	$549
Research and development	6,760	4,080	12,092	7,507
Marketing and sales	245	234	455	470
General and administrative	257	242	467	455
Total	$7,601	$4,834	$13,626	$8,981

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2025	115,552	$500.68
Granted	78,904	$598.76
Vested	(31,798)	$407.66
Forfeited	(16,194)	$533.48
Unvested at June 30, 2026	146,464	$570.09

The fair value as of the respective vesting dates of RSUs that vested during the three months ended June 30, 2026 and 2025 was $9.90 billion and $9.81 billion, respectively, and $20.00 billion and $21.34 billion, during the six months ended June 30, 2026 and 2025, respectively. The income tax benefit recognized related to awards vested during the three months ended June 30, 2026 and 2025 was $2.21 billion and $2.02 billion, respectively, and $4.44 billion and $4.38 billion during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, unrecognized share-based compensation expense for RSU awards was $79.79 billion, which is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Stock Options

In the six months ended June 30, 2026, we issued nonstatutory stock options to purchase an aggregate of 20 million shares of our Class A common stock under the 2025 Plan to certain of our executives and employees. These options have a weighted-average exercise price of $2,788 per share and a weighted-average remaining contractual term of approximately five years as of June 30, 2026. Stock options become vested and exercisable at such times and under such service and market conditions as determined by our compensation, nominating & governance committee or its equity subcommittee, as appropriate. As of June 30, 2026, unrecognized share-based compensation expense related to these stock options was $471 million, which is expected to be recognized over a weighted-average period of approximately four years.
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

Our gross unrecognized tax benefits were $18.74 billion and $16.45 billion as of June 30, 2026 and December 31, 2025, respectively. These unrecognized tax benefits are primarily related to the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of June 30, 2026 were realized in a future period, this would result in a tax benefit of $12.73 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $2.97 billion and $2.60 billion as of June 30, 2026 and December 31, 2025, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

Our effective tax rate for the six months ended June 30, 2026 was (5)%, compared to the U.S. federal statutory rate of 21%. The rate was lower than the statutory rate primarily due to a discrete income tax benefit of $8.03 billion recognized in the first quarter of 2026 in connection with U.S. Corporate Alternative Minimum Tax (CAMT) transitional relief provided under Treasury Notice 2026-7, tax effects from share-based compensation, research tax credits, and U.S. tax benefits from foreign-derived deduction eligible income. The impact of the CAMT regime limits the full benefit of foreign-derived deduction eligible income and excess tax benefits from share-based compensation in 2026. The income tax benefit of $8.03 billion partially offsets the $15.93 billion discrete charge recognized in the third quarter of 2025 upon enactment of the One Big Beautiful Bill Act.

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

In September 2025, we received a Statutory Notice of Deficiency ("2017-2019 Notice") from the IRS, asserting an additional $15.89 billion in tax, plus interest and penalties for our 2017 through 2019 tax years. This 2017-2019 Notice primarily relates to transfer pricing with our foreign subsidiaries and other international tax adjustments. The largest issue in the 2017-2019 Notice relates to the same underlying transfer pricing transaction that we litigated in the 2010 tax year trial and for which we received a Tax Court opinion in May 2025. The IRS' proposed adjustments do not represent a final determination and do not reflect offsets, including reduction in tax we would owe under the mandatory transition tax on accumulated foreign earnings, global intangible low-taxed income tax, and foreign-derived intangible income deduction from the 2017 Tax Cuts and Jobs Act. We do not agree with the IRS' position and filed a petition with the Tax Court in December 2025 to challenge the 2017-2019 Notice. As of June 30, 2026, we believe our accrual for unrecognized tax benefits is adequate.
Note 12. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Family of Apps:
Revenue	$60,370	$47,146	$116,278	$89,048
Employee compensation (1)	(14,571)	(9,336)	(26,650)	(18,366)
Other costs and expenses (2)	(22,405)	(12,839)	(39,334)	(23,946)
Income from operations	$23,394	$24,971	$50,294	$46,736

Reality Labs:
Revenue	$431	$370	$833	$782
Employee compensation (1)	(2,468)	(2,523)	(5,013)	(5,301)
Other costs and expenses (3)	(2,582)	(2,377)	(4,467)	(4,220)
Loss from operations	$(4,619)	$(4,530)	$(8,647)	$(8,739)

Total:
Revenue	$60,801	$47,516	$117,111	$89,830
Employee compensation (1)	(17,039)	(11,859)	(31,663)	(23,667)
Other costs and expenses (2)(3)	(24,987)	(15,216)	(43,801)	(28,166)
Income from operations	$18,775	$20,441	$41,647	$37,997
____________________________________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other expenses. Employee compensation for the three months ended June 30, 2026 also includes $1.18 billion of severance expenses related to the May 2026 headcount reduction of approximately 8,000 employees which impacted both FoA and RL segments.
(2)Includes costs and expenses in FoA segment for infrastructure, professional services, partner arrangements, marketing, facilities, legal-related costs, and other expenses.
(3)Includes costs and expenses in RL segment for inventory, professional services, marketing, infrastructure, facilities, and other expenses.

Note 13. Subsequent Event

In July 2026, we entered into an exclusivity agreement to co-develop a data center campus in El Paso, Texas, through a venture in which we would hold a 20% membership interest. The transaction is subject to the execution of definitive agreements and customary closing conditions.
Upon closing, expected in the third quarter of 2026, we estimate that we will contribute approximately $2.3 billion of held-for-sale assets, net of liabilities, consisting mostly of construction in progress and land, and receive a one-time distribution of approximately $1 billion. We will enter into lease agreements for the use of properties to be developed on the data center campus. We will also provide residual value guarantees with a maximum aggregate exposure of approximately $13 billion.

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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2026 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the second quarter of 2026 are set forth below. Total revenue for the second quarter of 2026 was $60.80 billion, an increase of 28% compared to the second quarter of 2025, due to an increase in advertising revenue. Revenue on a constant currency basis would have increased 27% compared to the second quarter of 2025. Ad impressions delivered across our Family of Apps in the second quarter of 2026 increased 14% year-over-year, and our average price per ad in the second quarter of 2026 increased 12% year-over-year.

Income from operations for the second quarter of 2026 was $18.78 billion, a decrease of $1.67 billion, or 8%, compared to the second quarter of 2025, driven by higher costs and expenses. The increase in costs and expenses was primarily due to increases in employee compensation, including severance expenses; infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; legal-related costs; and third-party AI token costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change	Three Months Ended June 30,		% change
	2026	2025		2026	2025		2026	2025

	(in millions, except percentages)
Revenue	$60,370	$47,146	28%	$431	$370	16%	$60,801	$47,516	28%
Costs and expenses	36,976	22,175	67%	5,050	4,900	3%	42,026	27,075	55%
Income (loss) from operations	$23,394	$24,971	(6)%	$(4,619)	$(4,530)	(2)%	$18,775	$20,441	(8)%
Operating margin	39%	53%		(1,072)%	(1,224)%		31%	43%

•Net income was $15.85 billion, with diluted earnings per share (EPS) of $6.18 for the three months ended June 30, 2026.
•Capital expenditures, including principal payments on finance leases, were $31.08 billion for the three months ended June 30, 2026.
•Dividend and dividend equivalent payments were $1.35 billion for the three months ended June 30, 2026.
•Cash, cash equivalents, and marketable securities were $90.26 billion as of June 30, 2026.
•Long-term debt was $83.66 billion as of June 30, 2026.
•Effective tax rate was 16% for the three months ended June 30, 2026.
•Headcount was 75,472 as of June 30, 2026, a decrease of 1% year-over-year. Our reported headcount includes approximately 8,000 employees impacted by the May 2026 headcount reduction, the majority of whom will no longer be reflected in our headcount by the end of the third quarter of 2026.

Family of Apps Metrics

•Family daily active people (DAP) was 3.60 billion on average for June 2026, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps in the second quarter of 2026 increased by 14% year-over-year.
•Average price per ad in the second quarter of 2026 increased by 12% year-over-year.

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

Other Business and Macroeconomic Conditions

Other global and regional business, macroeconomic, and geopolitical conditions also have had, and we believe will continue to have, an impact on our user growth and engagement and advertising revenue. In particular, we believe advertising budgets have been pressured from time to time by factors such as inflation, economic policies and international trade, high interest rates, and related market uncertainty, which has led to reduced marketer spending. We are currently subject to increased business, macroeconomic, and geopolitical uncertainty, including as a result of the conflict in the Middle East and volatility around international trade, which has impacted and could continue to impact our financial results.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the six months ended June 30, 2026, 87% of our total costs and expenses were recognized in FoA and 13% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. In particular, we have significantly increased our infrastructure investments in connection with our AI initiatives, including third-party cloud capacity arrangements and investments in servers, data centers, and network infrastructure, and expect our investments to continue to increase. Further, as we continue to make significant investments, we also continue to evaluate our workforce and other needs across our business to optimize for our business and strategic priorities.

We are also making significant investments in our RL efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the six months ended June 30, 2026, our RL segment reduced our overall operating profit by approximately $8.65 billion, and we expect our full-year 2026 RL operating losses to remain similar to 2025.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific. In the second quarter of 2026, revenue increased by 32% in United States & Canada, 24% in Europe, 19% in Asia-Pacific, and 36% in Rest of World, in each case relative to the same period in 2025.

-

Ad Revenue	Non-Ad Revenue
Note: Non-advertising revenue includes RL revenue generated from the delivery of consumer hardware products and FoA Other revenue, which consists of revenue from paid messaging from WhatsApp, subscriptions, and revenue from various other sources.

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

Daily Active People
Worldwide
(in billions)
(daily average over month ended)
4.00
3.00
2.00
1.00
0.00
3.27
3.29
3.35
3.43
3.48
3.54
3.58
3.56
3.60
Jun 30 2024
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025
Sep 30 2025
Dec 31 2025
Mar 31 2026
Jun 30 2026

Note: We report the numbers of DAP as specific amounts, but these numbers are estimates of the numbers of unique people using our products and are subject to statistical variances and errors. While we expect the error margin for these estimates to vary from period to period, we estimate that such margin generally will be approximately 3% of our worldwide DAP. At our scale, it is very difficult to attribute multiple user accounts within and across products to individual people, and it is possible that the actual numbers of unique people using our products may vary significantly from our estimates, potentially beyond our estimated error margins. For additional information, see the section entitled "Limitations of Key Metrics and Other Data" in this Quarterly Report on Form 10-Q. The slight decline in DAP in the first quarter of 2026 was driven by internet disruptions in Iran (which were largely restored in the second quarter of 2026), as well as a restriction on access to WhatsApp in Russia.

Worldwide DAP increased 3% to 3.60 billion on average during June 2026 from 3.48 billion during June 2025.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$11.89	$12.29	$14.25	$12.36	$13.65	$14.46	$16.56	$15.66	$16.86

During the second quarter of 2026, worldwide ARPP was $16.86, an increase of 24% from the second quarter of 2025.

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

Other revenue. Other revenue consists of revenue from paid messaging from WhatsApp, subscriptions, and revenue from various other sources.

Reality Labs (RL)

RL revenue is generated from the delivery of consumer hardware products, such as Meta Quest and AI glasses, and related software and content.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists of expenses associated with the delivery and distribution of our products. These mainly include infrastructure expenses related to the operation of our data centers and technical infrastructure, such as depreciation expense from servers, network infrastructure and buildings, employee compensation which includes payroll, share-based compensation and benefits for employees on our operations teams, energy and bandwidth costs, as well as third-party cloud costs. Cost of revenue also consists of processing fees and traffic acquisition costs, which include credit card and other fees related to processing customer transactions; RL inventory costs, which consist of cost of products sold and estimated losses on non-cancelable contractual commitments; and content and creator costs, which include payments to content creators from whom we license content for distribution, as well as incentive payments made to creators based on engagement.

Research and development. Research and development expenses consist mostly of employee compensation, which includes payroll, share-based compensation and benefits for our employees on our engineering and technical teams who are responsible for developing new technologies and products. Research and development expenses also include infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; RL technology development costs; and facilities-related costs.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$60,801	$47,516	$117,111	$89,830
Costs and expenses:
Cost of revenue	11,330	8,491	21,549	16,063
Research and development	21,656	12,942	39,354	25,092
Marketing and sales	3,431	2,979	6,339	5,735
General and administrative	5,609	2,663	8,222	4,943
Total costs and expenses	42,026	27,075	75,464	51,833
Income from operations	18,775	20,441	41,647	37,997
Interest and other income (expense), net	(19)	93	(1,139)	919
Income before income taxes	18,756	20,534	40,508	38,916
Provision (benefit) for income taxes	2,908	2,197	(2,113)	3,935
Net income	$15,848	$18,337	$42,621	$34,981

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	18	18	18
Research and development	36	27	34	28
Marketing and sales	6	6	5	6
General and administrative	9	6	7	6
Total costs and expenses	69	57	64	58
Income from operations	31	43	36	42
Interest and other income (expense), net	—	—	(1)	1
Income before income taxes	31	43	35	43
Provision (benefit) for income taxes	5	5	(2)	4
Net income	26%	39%	36%	39%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Advertising	$59,363	$46,563	27%	$114,387	$87,955	30%
Other revenue	1,007	583	73%	1,891	1,093	73%
Family of Apps	60,370	47,146	28%	116,278	89,048	31%
Reality Labs	431	370	16%	833	782	7%
Total revenue	$60,801	$47,516	28%	$117,111	$89,830	30%

Family of Apps

FoA revenue in the three and six months ended June 30, 2026 increased $13.22 billion, or 28%, and $27.23 billion, or 31%, respectively, compared to the same periods in 2025. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and six months ended June 30, 2026 increased $12.80 billion, or 27%, and $26.43 billion, or 30%, respectively, compared to the same periods in 2025, due to increases in ad impressions delivered and average price per ad. During the three and six months ended June 30, 2026, ad impressions delivered increased by 14% and 16%, respectively, year-over-year, as compared with increases of 11% and 8%, respectively, in the same periods in 2025. Ad impressions delivered during the three and six months ended June 30, 2026 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement as well as the frequency of ads shown on our products. During the three and six months ended June 30, 2026, the average price per ad increased by 12% in both periods, year-over-year, as compared with increases of 9% and 10%, respectively, in the same periods in 2025. The increases in average price per ad in the three and six months ended June 30, 2026 were driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools, and a favorable foreign currency exchange impact. These increases were partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Second Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three and six months ended June 30, 2026 compared to the same periods in 2025. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and six months ended June 30, 2026 increased $424 million, or 73%, and $798 million, or 73%, respectively, compared to the same periods in 2025. The increases were primarily driven by paid messaging from WhatsApp and subscriptions.

Reality Labs

RL revenue in the three and six months ended June 30, 2026 increased $61 million, or 16%, and $51 million, or 7%, respectively, compared to the same periods in 2025. The increases were driven by higher sales of AI glasses, partially offset by lower Meta Quest sales.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had a favorable impact on our revenue in the three and six months ended June 30, 2026 compared to the same periods in 2025. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended June 30, 2026, our total revenue and advertising revenue would have been

$60.12 billion and $58.67 billion, which were $685 million and $693 million lower than actual total revenue and advertising revenue, respectively. Using these constant rates, for the six months ended June 30, 2026, our total revenue and advertising revenue would have been $114.68 billion and $111.96 billion, each $2.43 billion lower than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Cost of revenue	$11,330	$8,491	33%	$21,549	$16,063	34%
Percentage of revenue	19%	18%		18%	18%

Cost of revenue in the three and six months ended June 30, 2026 increased $2.84 billion, or 33%, and $5.49 billion, or 34%, respectively, compared to the same periods in 2025. The increases were primarily due to higher infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Research and development	$21,656	$12,942	67%	$39,354	$25,092	57%
Percentage of revenue	36%	27%		34%	28%

Research and development expenses in the three and six months ended June 30, 2026 increased $8.71 billion, or 67%, and $14.26 billion, or 57%, respectively, compared to the same periods in 2025. The increases were primarily due to higher employee compensation, infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services, and third-party AI token costs.

The higher employee compensation was mainly from increases in share-based compensation expense and severance expenses during the three and six months ended June 30, 2026.

Marketing and sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Marketing and sales	$3,431	$2,979	15%	$6,339	$5,735	11%
Percentage of revenue	6%	6%		5%	6%

Marketing and sales expenses in the three and six months ended June 30, 2026 increased $452 million, or 15%, and $604 million, or 11%, respectively, compared to the same periods in 2025. The increases were primarily due to higher third-party AI token costs and severance expenses.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
General and administrative	$5,609	$2,663	111%	$8,222	$4,943	66%
Percentage of revenue	9%	6%		7%	6%

General and administrative expenses in the three and six months ended June 30, 2026 increased $2.95 billion, or 111%, and $3.28 billion, or 66%, respectively, compared to the same periods in 2025. The increases were primarily due to $2.40 billion of charges related to legal proceedings in the three months ended June 30, 2026.

See Note 9 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Family of Apps	$23,394	$24,971	(6)%	$50,294	$46,736	8%
Reality Labs	(4,619)	(4,530)	(2)%	(8,647)	(8,739)	1%
Total income from operations	$18,775	$20,441	(8)%	$41,647	$37,997	10%

Family of Apps

FoA income from operations in the three months ended June 30, 2026 decreased $1.58 billion, or 6%, compared to the same period in 2025, driven by higher FoA costs and expenses partially offset by an increase in revenue. The increase in costs and expenses was primarily due to increases in employee compensation, including severance expenses; infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; legal-related costs; and third-party AI token costs.

FoA income from operations in the six months ended June 30, 2026 increased $3.56 billion, or 8%, compared to the same period in 2025. The increase in FoA income from operations was driven by higher advertising revenue which was offset by an increase in costs and expenses. The increase in costs and expenses was primarily due to increases in employee compensation, including severance expenses; infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; legal-related costs; and third-party AI token costs.

Reality Labs

RL loss from operations in the three months ended June 30, 2026 increased $89 million, or 2%, compared to the same period in 2025, driven by higher RL costs and expenses partially offset by an increase in revenue.

RL loss from operations in the six months ended June 30, 2026 decreased $92 million, or 1%, compared to the same period in 2025, driven by an increase in revenue and lower RL costs and expenses.

See Note 12 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding segment employee compensation.

Interest and other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Interest income	$859	$481	79%	$1,603	$1,139	41%
Interest expense	(783)	(241)	(225)%	(1,345)	(481)	(180)%
Foreign currency exchange gain (loss), net	(123)	196	(163)%	(349)	427	(182)%
Gain (loss) on equity investments and other, net	28	(343)	108%	(1,048)	(166)	NM
Interest and other income (expense), net	$(19)	$93	(120)%	$(1,139)	$919	(224)%
____________________________________
NM — not meaningful

•Interest expense in the three and six months ended June 30, 2026, increased $542 million, or 225%, and $864 million, or 180%, respectively, compared to the same periods in 2025, due to higher long-term debt balances.
•Loss on equity investments, net recognized in the six months ended June 30, 2026 was driven by unrealized losses on our marketable equity investments, partially offset by unrealized gains on our non-marketable equity investments.

See Note 4 — Financial Instruments and Note 5 — Non-Marketable Equity Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding unrealized losses on our marketable equity securities and unrealized gains on our non-marketable equity investments, respectively.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Provision (benefit) for income taxes	$2,908	$2,197	32%	$(2,113)	$3,935	(154)%
Effective tax rate	16%	11%		(5)%	10%

Our provision for income taxes in the three months ended June 30, 2026 increased $711 million, or 32%, compared to the same period in 2025, primarily due to an increase in the effective tax rate. Our effective tax rate increased in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to certain tax benefits such as U.S. tax benefits from foreign-derived deduction eligible income and excess tax benefits from share-based compensation being limited by the Corporate Alternative Minimum Tax (CAMT) regime in 2026.

Our provision for income taxes in the six months ended June 30, 2026 decreased $6.05 billion, or 154%, compared to the same period in 2025, primarily due to the income tax benefit from U.S. Treasury Notice 2026-7, which provided relief from the CAMT related to the expensing of previously capitalized U.S. research and development costs.

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

Absent any changes to our tax landscape, we expect our effective tax rate for the remaining quarters of 2026 to be between 15-17%.

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

Cash, cash equivalents, and marketable securities were $90.26 billion as of June 30, 2026, an increase of $8.67 billion from December 31, 2025. The increase was due to $64.09 billion of cash generated from operations and $24.91 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in May 2026. These increases were partially offset by $50.92 billion of capital expenditures, which includes purchases of property and equipment and principal payments on finance leases; $8.70 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards; $2.70 billion of payments of dividends and dividend equivalents; and $2.29 billion of cash used in other financing activities.

In addition, during the six months ended June 30, 2026, $10.80 billion of unrestricted money market funds was reclassified as restricted cash equivalents in connection with escrow requirements under certain multi-year infrastructure purchase agreements. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. See Note 4 — Financial Instruments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

The following table presents our cash flows (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$64,088	$49,587
Net cash used in investing activities	$(83,331)	$(45,968)
Net cash provided by (used in) financing activities	$9,414	$(35,472)

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2026 mostly consisted of $42.62 billion net income adjusted for certain non-cash items, such as $13.69 billion of share-based compensation expense and $12.35 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the six months ended June 30, 2026, compared to the same period in 2025, was due primarily to an increase in cash collections from our customers driven by higher revenue, and a decrease in cash tax payments, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 mostly consisted of $49.11 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $31.56 billion of net purchases of marketable securities. The increase in cash used in investing activities during the six months ended June 30, 2026, compared to the same period in 2025, was mostly due to increases in net purchases of marketable securities and property and equipment, partially offset by a decrease in non-marketable equity investments.

We anticipate making capital expenditures of approximately $130 billion to $145 billion in 2026 to support our AI efforts and core business.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 mainly consisted of $24.91 billion net proceeds from the issuance of the Notes in May 2026, partially offset by $8.70 billion of taxes paid related to net share settlement of RSUs, and $2.70 billion of payments of dividends and dividend equivalents. The increase in cash provided by financing activities during the six months ended June 30, 2026, compared to the same period in 2025, was mostly due to net proceeds from the May 2026 Notes and the absence of share repurchases in the current period.
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

Leases and Contractual Commitments

In addition to the lease liabilities included in our condensed consolidated balance sheets, we have operating and finance leases that have not yet commenced as of June 30, 2026. These lease obligations were approximately $278.99 billion, consisting of data centers, colocations, and certain network infrastructure, which will commence during the remainder of 2026 through 2036 with lease terms ranging from greater than one year to 30 years. In July 2026, we entered into additional data center leases with lease obligations of approximately $68 billion, which are expected to commence in 2027 and 2028, with lease terms of 18 to 20 years.

As of June 30, 2026, we had $349.31 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments mostly relate to third-party cloud capacity arrangements and investments in servers and network infrastructure, data centers, and consumer hardware products in Reality Labs, with approximately $53.52 billion and $81.65 billion due in 2026 and 2027, respectively. In addition, as of June 30, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. For agreements with variable terms, we do not estimate the total obligation beyond minimum quantities and/or pricing, as of the reporting date.

In connection with escrow requirements under certain multi-year infrastructure purchase agreements, $10.80 billion of money market funds was reclassified as restricted cash equivalents as of June 30, 2026. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations.

Long-term Debt

As of June 30, 2026, we had $84.00 billion aggregate principal amount of Notes outstanding, which mature from 2027 through 2066. Short-term and long-term future interest payments obligations as of June 30, 2026 were $4.40 billion and $84.98 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the six months ended June 30, 2026. As of June 30, 2026, $25.03 billion remained available and authorized for repurchases. Our share repurchase program may be suspended, delayed, discontinued, or accelerated at any time.

Dividend

Total dividends and dividend equivalents paid were $2.70 billion during the six months ended June 30, 2026. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $2.00 billion during the six months ended June 30, 2026. Our long-term income tax liabilities include $11.19 billion related to deferred tax liabilities and $7.14 billion related to uncertain tax positions as of June 30, 2026. Due to the uncertainty in the timing of the resolution of our uncertain tax positions, we are unable to make a reasonably reliable estimate of the timing of payments.

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

See Note 4 — Financial Instruments, Note 5 — Non-Marketable Equity Investments, Note 8 — Long-term Debt, Note 9 — Commitments and Contingencies, Note 10 — Stockholders' Equity, and Note 11 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1, of this Quarterly Report on Form 10-Q for additional information.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures during the six months ended June 30, 2026. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Over the last several years, the number and potential significance of the litigation and investigations involving the company have increased, and there can be no assurance that this trend will not continue. For example, we are facing numerous cases in the United States in which plaintiffs are attempting to avoid or limit the application of Section 230 of the Communications Decency Act to their claims and certain of those matters have survived motions to dismiss, including through the use of products liability and/or breach of contract theories. Outside of the United States, courts are also limiting the application of intermediary liability protections in certain claims. In addition, we are subject to relatively new regulatory regimes outside of the United States, including the Digital Services Act, Digital Markets Act, EU AI Act and similar statutes in non-EU countries such as the UK Digital Markets, Competition and Consumer Act, and new fining guidelines under existing regulatory regimes like the General Data Protection Regulation (GDPR). We are facing inquiries and investigations regarding various aspects of our regulatory compliance, as well as private litigation in Europe, including class and mass actions, claiming damages (including for loss of control of data without other damage) and/or injunctions in respect of alleged failings to comply with such regulatory requirements. We are also responding to litigation and government investigations related to our alleged role in causing or contributing to various societal harms, including mental and physical health and safety impacts on users, particularly younger users, child and adult sexual exploitation, illegal activity with respect to drugs, fraud, unlawful discrimination, and other harms potentially impacting large numbers of people. This is in addition to significant tax, competition and antitrust, stockholder, commercial, consumer, intellectual property, and privacy litigation and investigations. Furthermore, as the number of our users and amount of our revenue have grown, our potential exposure to substantial damages awards and fines has increased, including through class action litigations and other legal proceedings under statutory regimes permitting penalties or damages on a per-violation basis or based on a percentage of global revenue. The maximum aggregate monetary damages or penalties sought across our various legal proceedings could amount to an aggregate of up to hundreds of billions of dollars and, as a result, could be material to the financial condition of the company.

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

We have identified below certain significant matters, some of which may be material. There can be no assurance that additional material losses or limitations on our activities will not result from claims that have not yet been asserted or are not yet determined to be material.

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

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, and briefing was completed in May 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. On June 9, 2026, the district court continued the stay and ordered the parties to file a status update due the earlier of 30 days after a decision in the jurisdictional case, or September 8, 2026.

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

We also notify the Irish Data Protection Commission (IDPC), our lead European Union privacy regulator under the GDPR, of certain other personal data breaches and privacy issues, issue similar notifications to European regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other European regulators regarding various aspects of our regulatory compliance. For example, the IDPC is continuing to assess the compliance of our "subscription for no ads" consent model with requirements under the GDPR. In addition, on May 12, 2023, the IDPC issued a Final Decision concluding that Meta Platforms Ireland's reliance on Standard Contractual Clauses in respect of certain transfers of European Economic Area (EEA) Facebook user data was not in compliance with the GDPR. The IDPC issued an administrative fine of EUR €1.2 billion as well as corrective orders requiring Meta Platforms Ireland to suspend the relevant transfers and to bring its processing operations into compliance with Chapter V GDPR by ceasing the unlawful processing, including storage, of such data in the United States. We are appealing this Final Decision and it is currently subject to a stay from the Irish High Court. We have also implemented steps to comply with the above corrective orders and are pending the IDPC's confirmation that these address the corrective orders. For additional information, see Part II, Item 1A, "Risk Factors—Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use, data combination, data protection, content, AI, competition, youth, safety, consumer protection, advertising, e-commerce, and other matters" in this Quarterly Report on Form 10‑Q. Any such inquiries or investigations (including the IDPC proceedings) could subject us to substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, lead to additional claims from users, or adversely affect our business. In addition, we are subject to individual and class actions in Europe relating to matters that are or have been the subject of regulatory investigations.

Beginning on June 7, 2021, multiple putative class actions were filed against us alleging that we improperly received individuals' information from third-party websites or apps via our business tools in violation of our terms and various state and federal laws and seeking unspecified damages and injunctive relief (for example, In re Meta Pixel Healthcare Litigation; In re Meta Pixel Tax Filing Cases; Frasco v. Flo Health, Inc.; Doe v. Hey Favor, Inc. et al.; Doe v. GoodRx Holdings, Inc. et al. in the U.S. District Court for the Northern District of California; and Rickwalder, et al. v. Meta Platforms, Inc. in the Santa Clara County Superior Court). These cases are in different stages, but several of our motions to dismiss have been denied in whole or in part, while certain others have been granted in whole or in part. In Rickwalder, the Superior Court denied plaintiffs' motion for class certification and the plaintiffs have appealed that decision. In Meta Pixel Tax Filing Cases, on March 30, 2026, the U.S. District Court for the Northern District of California denied plaintiffs' motion for class certification. In Flo Health, on August 1, 2025, a jury returned a verdict on liability in favor of the plaintiffs and on behalf of a California subclass on the sole claim remaining against Meta under Section 632 of the California Invasion of Privacy Act. Plaintiffs are seeking $5,000 in statutory damages per class member and have asserted that there are up to approximately 1.25 million class members. The amount of potential damages is uncertain at this time. In addition, we are subject to individual and class actions in Europe and Canada, as well as regulatory investigations in the United States, Europe, and elsewhere, relating to similar matters with regard to our business tools.

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

On February 11, 2022, a putative class action was filed against us in the UK Competition Appeals Tribunal (CAT) under the UK collective proceedings regime (Lovdahl-Gormsen v. Meta Platforms, Inc. et al.). On October 6, 2023, following the denial of class certification, the class representative submitted an amended claim alleging abuse of dominance relating to aspects of our data processing practices and seeking damages. The CAT certified the amended claim on February 15, 2024. Trial is scheduled to begin in October 2028.

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial is scheduled for October 2026. In addition, on April 29, 2025, a similar unfair competition claim was filed against us by 67 media companies in France, with an additional 34 plaintiffs intervening subsequently (Amaury et al. v. Meta Platforms Ireland Limited). Trial is expected to take place in 2027.

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

In December 2025, the European Commission opened an antitrust investigation into our policy of not allowing general purpose AI providers to use the WhatsApp Business API to provide chatbot services, a use which was not a permitted use under our terms of service. While its investigation remains ongoing, in June 2026, the European Commission imposed an interim measure requiring WhatsApp to offer access to the API for free for such general purpose AI providers. We intend to appeal that interim measure. There are similar competition investigations in Africa, Brazil, and Turkey.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We have filed a notice of appeal. The second user bellwether trial was scheduled to begin on July 27, 2026. The plaintiff moved to dismiss the case and vacate the trial date, which the court has granted. The next two user bellwether trials are scheduled to begin on October 28, 2026. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. A bench trial on the New Mexico Attorney General's public nuisance claim and request for injunctive relief was held in May 2026. Following that trial, the New Mexico Attorney General is seeking $953 million in abatement costs and a broad set of injunctive terms, which include requests for extensive changes to the manner in which we provide our services in New Mexico. The court has not yet issued a decision. Trials in other state attorneys general cases are currently scheduled or expected to be scheduled in the second half of 2026 or in 2027. Trial in the Tennessee Attorney General's case began on July 20, 2026. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), trial is scheduled to begin on August 12, 2026, for the first trial for the state attorneys general that have filed state and federal claims. This trial relates to claims asserted by four states and a federal claim for disgorgement asserted by all 29 state attorneys general who have sued in the multidistrict litigation. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), we entered into a settlement to resolve the first school district bellwether case in May 2026. The next school district bellwether case is scheduled for trial in February 2027. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they could seek range widely in amount, including in certain cases up to more than a trillion dollars. Plaintiffs in these matters are also seeking varied injunctive relief, including in some cases extensive changes to our business practices or the manner in which we provide our services and third-party oversight. In addition, beginning in November 2024, counsel for over two hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

We are also subject to government investigations and requests from multiple regulators in various jurisdictions globally concerning the use of our products and services, compliance with applicable laws, and the alleged mental and physical health and safety and privacy impacts on users, particularly younger users, as well as the accuracy of our statements about youth and parental features. On May 16, 2024, the European Commission opened formal proceedings assessing our compliance with certain requirements under Articles 28, 34, and 35 of the Digital Services Act (DSA), including the way in which we identified, assessed, and mitigated against certain systemic risks to minors and other vulnerable users that may stem from the design and functioning of Instagram and Facebook. On April 29, 2026 and July 10, 2026, respectively, the Commission issued preliminary findings with respect to some of these topics, reflecting its preliminary view that users under 13 years of age are present on Facebook and Instagram and that both platforms present potentially addictive design features, calling into question our compliance with the obligations to diligently assess systemic risks, effectively mitigate such risks, and to overall ensure a high level of protection of minors. We have an opportunity to respond to the preliminary findings, and would also have an opportunity to appeal a final decision by the Commission.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claims of copyright infringement and contributory infringement related to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California and the Southern District of New York (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Meta Platforms, Inc., TED Entertainment, Inc. v. Meta Platforms, Inc., Chicken Soup for the Soul LLC v. Meta Platforms, Inc., Beaulier v. Meta Platforms, Inc., Cognella, Inc. v. Meta Platforms, Inc., Elsevier Inc. et al. v. Meta Platforms, Inc. et al., Hobbs et al. v. Meta Platforms, Inc. et al., and Sullivan v. Meta Platforms, Inc. et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media, Carreyrou, Chicken Soup, and Cognella on February 25, 2027. Trial is scheduled in Entrepreneur Media for May 24, 2027.

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

We are also responding to other litigation and government inquiries and investigations in the United States and other parts of the world relating to advertising and other content on our platform and our alleged role in causing or contributing to various societal harms, including illegal activity with respect to drugs, fraud, deceptive activity or advertising, financial scams, unlawful discrimination, and other harms potentially impacting large numbers of people. We have received, and continue to receive, additional requests relating to these and other topics including in connection with ongoing inquiries and investigations.

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

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we have previously launched, and continue to launch, new AI features on our products, including support for new modalities, conversational AIs, AI profiles, stickers, photos, videos, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

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

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI and superintelligence, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, products liability, intellectual property infringement or misappropriation, model extraction or theft, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny and enforcement, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, including with respect to younger users, or other societal harms or complications that could adversely affect our business, reputation, or financial results. For example, we have been the subject of media and government scrutiny relating to AI and AI chatbots, including inquiries and investigations by the FTC, members of Congress and state attorneys general.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review and investigation by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, products liability, cybersecurity, export controls, consumer protection, and data protection laws to AI and/or are considering or have enacted general legal frameworks on AI (such as the EU AI Act and various U.S. state AI laws). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adapt to new legal frameworks, and adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

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

It is not possible to predict all of the risks related to the use of AI. Changes in laws, rules, directives, and regulations or other regulatory developments regarding the use of AI, including restrictions around the collection and use of data or the release of frontier AI models, may adversely affect our ability to develop, deploy, release to the public, or use AI or subject us to legal liability. In addition, AI may not develop in accordance with our expectations, and market acceptance of features, products, or services we build is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape of AI, as well as our product ideas and designs, continue to evolve. As a result of these or other factors, our AI strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have implemented, and we will continue to implement, changes to our user data practices. Some of these changes reduce our ability to effectively target ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. For example, our "Your Activity from Other Businesses" tool enables users to place limits on our use of information about their interactions with advertisers' apps and websites, which reduces our ability to deliver the most relevant and effective ads to our users. Similarly, from time to time we update our Feed display and ranking algorithms or other product features to improve the user experience, and these changes have had, and may in the future have, the effect of reducing time spent and some measures of user engagement with our products, which could adversely affect our financial results. From time to time, we also change the size, frequency, or relative prominence of ads as part of our product and monetization strategies. In addition, we have made, and we expect to continue to make, other changes to our products which may adversely affect the distribution of content of publishers, marketers, and developers, and could reduce their incentive to invest in their efforts on our products. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization, such as our Feed products. In addition, as we focus on growing users and engagement across our family of products, from time to time these efforts have reduced, and may in the future reduce, engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. For example, we plan to continue to promote Reels, which we expect will continue to monetize at a lower rate than our Feed and Stories products for the foreseeable future. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.
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

We have made significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our AI models, and expect to continue to increase these investments. We are also continuing to increase our investments in new platforms and technologies, including as part of our VR, Horizon, and wearables efforts. We have incurred significant indebtedness and other contractual commitments, including lease obligations, to finance these investments and expect to continue to incur additional obligations. Some of these investments have generated only limited revenue and reduced our cash flows, operating margin, and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2025 overall operating profit by approximately $19.19 billion, and we expect our full-year 2026 Reality Labs operating losses to remain similar to 2025. If our investments are not successful longer-term, our business and financial performance will be harmed.

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

A substantial portion of our technical infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, various challenges with the supply chain related to supporting our technical infrastructure. As a result, we have adjusted, and may continue to adjust in the future, our procurement practices to adapt to the evolving landscape. We may not be able to secure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms. For example, we are party to a number of partnerships and other third-party arrangements relating to these initiatives, some of which include multi-year purchase commitments. As of June 30, 2026, we had $349.31 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements, most of which are related to third-party cloud capacity arrangements and other investments in technical infrastructure, and we continue to enter into additional significant contractual arrangements.

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

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers, subsea and terrestrial fiber optic cable systems, and other projects. The infrastructure expansion we are undertaking is complex and involves projects in multiple locations around the world, including in developing regions that expose us to increased risks relating to anti-corruption compliance, trade compliance, environmental, health, and safety compliance, and political challenges, among others. We have changed, suspended, and terminated certain of these projects as a result of various factors, and may continue to do so in the future. Additional unanticipated delays or disruptions in the completion of these projects, including due to the availability of components, power or network capacity, or any shortage of labor necessary in building portions of such projects, challenges in obtaining required government or regulatory approvals, or other geopolitical challenges or actions by governments, including trade disputes or other developments, may lead to increased project costs, operational inefficiencies, interruptions in the delivery or degradation of the quality or reliability of our products and services, or impairment of assets on our balance sheet. For example, in the United States, our industry has experienced shifting public sentiment toward data center development, as well as related legislative developments, particularly at the state and local levels. Any changes in law that increase taxes related to our data center operations could also increase our capital expenditures or operating costs. In addition, like others in our industry, we rely on certain third-party equipment and components for our technical infrastructure that are manufactured by a small number of third parties, often with significant operations in a single region such as Asia. Any of the foregoing delays or disruptions, including actions by governments or geopolitical events such as international conflicts, tariffs, sanctions, export or import controls, and other measures that restrict international trade, could reduce or eliminate the ability of our suppliers, manufacturers, or other third-party providers to continue their operations to manufacture, or limit or eliminate our ability to purchase, key components of our technical infrastructure.

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

To calculate our estimates of DAP, we currently use a series of machine learning models that are developed based on internal reviews of limited samples of user accounts and calibrated against user survey data. We apply significant judgment in designing these models and calculating these estimates. For example, to match user accounts within individual products and across multiple products, we use data signals such as similar device information, IP addresses, and user names. We also calibrate our models against data from periodic user surveys of varying sizes and frequency across our products, which survey questions are based on monthly usage, and which are inherently subject to error. From time to time, the results of such surveys may be impacted by product changes or other factors, and we may update such survey questions. The timing and results of such user surveys have in the past contributed, and may in the future contribute, to changes in our reported Family metrics from period to period. In addition, our data limitations may affect our understanding of certain details of our business and increase the risk of error for our Family metrics estimates. Our techniques and models rely on a variety of data signals from different products, and we rely on more limited data signals for some products compared to others. For example, as a result of limited visibility into encrypted products, we have fewer data signals from WhatsApp user accounts and primarily rely on phone numbers and device information to match WhatsApp user accounts with accounts on our other products. Any loss of access to data signals we use in our process for calculating Family metrics, whether as a result of our own product decisions, actions by third-party browser or mobile platforms, regulatory or legislative requirements, or other factors, also may impact the stability or accuracy of our reported Family metrics, as well as our ability to report these metrics at all. Our estimates of Family metrics also may change as our methodologies evolve, including through the application of new data signals or technologies, product changes, or other improvements in our user surveys, algorithms, or machine learning that may improve our ability to match accounts within and across our products or otherwise evaluate the broad population of our users. In addition, such evolution may allow us to identify previously undetected violating accounts (as defined below).

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

The scale and complexity of our business have increased significantly over time. The scale of our business and breadth of our products create significant challenges for our management, operational, and financial resources, including managing multiple relationships with users, marketers, developers, and other third parties, and maintaining information technology systems and internal controls and procedures that support the scale and complexity of our business, including our AI initiatives. To effectively manage our scale, we must maintain, and continue to adapt, our operational, financial, and management processes and systems, manage our headcount and facilities, and effectively train and manage our personnel. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities, including restructurings, employee layoffs, and measures to scale down our office facilities. These efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. For example, we could face delays or challenges with product development, enforcement of our policies, other business and strategic initiatives, or legal and regulatory compliance, as well as other disruptions to our operations. As our organization continues to evolve, and we are required to implement and adapt complex organizational management structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Any of these developments could negatively affect our business, reputation, or financial results.
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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, copyright, user well-being, younger users, employment, contingent workers, activities on our platform, consumer protection, unfair and deceptive trade practices, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our platform and user data practices, our alleged use of biometric technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content, or data that we allegedly improperly scraped or acquired, to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). We have seen an increase in litigation and threatened claims related to the provision of our services to younger users, and expect to face similar litigation in the future, including as global youth-related regulation continues to evolve. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Similarly, there are a number of legislative proposals or recently enacted laws in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, the DMA in the European Union imposes restrictions and requirements on companies like ours, including in areas such as the combination of data across services and product design. The DMA also includes significant penalties for non-compliance. The DMA has caused, and may in the future cause, us to incur significant compliance costs and make changes to our products or business practices. The requirements under the DMA will likely be subject to further interpretation and regulatory engagement. Pending or future proposals to modify competition laws in a number of jurisdictions could have similar effects. Further, the DSA, which started to apply to our business as of August 2023, imposes certain restrictions and requirements for our products and services, subjects us to increased compliance costs, and includes significant penalties for non-compliance. In the UK, the OSA establishes similar types of obligations. The interpretation and enforcement of the DMA, DSA, and OSA, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, some countries, such as the UK, India, and Turkey, are considering or have passed legislation implementing data protection requirements, new competition requirements, or requiring local storage and processing of data or similar requirements that could require substantial changes to our products, increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, and/or result in fines or other penalties. We are also subject to new legislation or regulatory decisions that restrict our ability to collect and use information about minors or also limit our advertising services or our ability to offer products and services to minors in certain jurisdictions. For example, several U.S. states, including Arkansas, California, Colorado, Florida, Nebraska, New York, Texas, and Utah, among others, have passed laws restricting our ability to offer services to minors without parental consent or otherwise limiting the services that we can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined or stayed as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, we may not be able to comply with certain of these statutes by their respective effective dates. We are facing similar challenges in other jurisdictions, including Europe, Latin America, and Asia-Pacific. For example, various EU member states are currently considering a range of legislation from mandatory age verification requirements to banning minor access to social media services. In addition, recent legislation in Australia imposes a social media ban for users under 16 years old, requiring certain social media companies to take reasonable steps to ensure under 16 year olds do not hold user accounts, and an increasing number of other countries have passed or are considering youth social media bans. Our ability to comply with any such requirements may also be impacted by data limitations, limitations of age verification technologies, or other factors. As a result of legislative proposals, new laws, and evolving interpretation of existing laws in Europe, Asia-Pacific, Latin America, and other jurisdictions, we are also, and expect to continue to be, subject to new requirements relating to allegedly fraudulent or illegal activities by third parties on our platform, which could continue to cause us to incur significant compliance costs or make changes to our products or business practices, and could subject us to additional fines and penalties or liability for losses to users or other third parties in such transactions. In addition, the Province of British Columbia has considered, and may in the future consider, a bill that would permit the government to recover public health-related costs potentially associated with providing goods and services in British Columbia, including potentially social media services.

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
Compliance with our FTC consent order, the GDPR, U.S. state privacy laws, youth social media laws, the ePrivacy Directive, the DMA, the DSA, the OSA, the EU AI Act, and other regulatory and legislative privacy requirements require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

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

If we are unable to successfully implement and comply with the mandates of the FTC consent order (including any future modifications to the order), GDPR and UK GDPR, U.S. state privacy laws, youth social media laws, ePrivacy Directive, DMA, DSA, EU AI Act, or other regulatory or legislative requirements, or if any relevant authority believes that we are in violation of the consent order or other applicable requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines or damages (including for loss of control of data without other damage), judgments, penalties, or other remedies, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.
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

In addition, we are subject to a variety of additional risks as a result of Payments transactions, including: increased costs and diversion of management time and attention and other resources to address bad transactions or customer disputes; potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties; restrictions on the investment of consumer funds used to transact Payments; and additional disclosure and reporting requirements. We have also launched payments functionality on certain of our applications and as part of our metaverse efforts, and may in the future undertake additional payments initiatives, which may subject us to many of the foregoing risks and additional licensing requirements.

Risks Related to Data, Security, Platform Integrity, and Intellectual Property

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, information from marketers, and other intellectual property or content on our systems, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems or product development, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, single points of failure, or other technical malfunctions; employee, contractor, AI agent, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings or third-party tools, applications, or services used by our personnel; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, AI agents, or users to disclose information in order to gain access to our data or systems, our users' data, or other services or systems. Our AI initiatives and other efforts to develop and launch new features, products, and services in a timely manner have introduced additional risks and vulnerabilities that are not fully mitigated. In particular, our efforts to develop and deploy AI models, internal and third-party AI tools, and other AI applications and agents expose us and users of AI agents to increased and novel risks and vulnerabilities, including prompt injection, circumvention of AI safety controls to generate harmful or otherwise unauthorized outputs, errors, agents acting beyond their intended scope, and other issues related to AI agents, as well as compromise of data, systems, or valuable intellectual property including source code, model weights, and other assets. There are similar emerging supply chain vulnerabilities across the industry. Cyber-attacks continue to evolve in sophistication and volume, including as a result of threat actors exploiting the use of generative and agentic AI technologies, and inherently may be difficult to detect for long periods of time. In particular, rapid advances in AI technologies have enabled the discovery of security vulnerabilities at unprecedented speed and scale across the industry, which is expected to continue and may outpace our or other parties' abilities to remediate any such vulnerabilities. As a result, we are exposed to heightened risks of cyber-attacks or other security incidents. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties, including AI and cloud services. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our products, systems, and security efforts.

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

We regularly experience such cyber-attacks and other security incidents of varying degrees, and we incur significant costs in protecting against or remediating such incidents. In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection, including the GDPR and EU member state laws implementing the European Union's Network and Information Security Directive (NIS2) and the Department of Justice's Bulk Data Rule, as well as obligations under our modified consent order with the FTC. As a result, government authorities, affected users, or other parties could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches, improper access to or disclosure of data, or other cybersecurity issues, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $796.25 through June 30, 2026. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
None.
c) Issuer Purchases of Equity Securities
There was no share repurchase activity during the three months ended June 30, 2026.
Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, the officers listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net settlement of equity awards.

On May 19, 2026, Christopher K. Cox, our Chief Product Officer, entered into a trading plan that provides for the sale of an aggregate of up to 80,000 shares of our Class A common stock. The plan will terminate on July 30, 2027, subject to early termination for certain specified events set forth in the plan.

On May 29, 2026, Aaron Anderson, our Chief Accounting Officer, modified an existing trading plan (Original Trading Arrangement), which was adopted on February 6, 2026 and scheduled to terminate on January 14, 2028, subject to early termination for certain specified events set forth in the Original Trading Arrangement. The Original Trading Arrangement provided for the sale of up to all of the net shares received from two quarterly settlements of the restricted stock units underlying Mr. Anderson's outstanding equity awards and any future equity award grants that settle on such quarterly settlement dates. The modified trading arrangement (Modified Trading Arrangement) provides for the sale of such shares as well as up to an aggregate of 3,240 additional shares of our Class A common stock. The Modified Trading Arrangement will terminate on January 14, 2028, subject to early termination for certain specified events set forth in the Modified Trading Arrangement.

Item 6.Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Fifth Supplemental Indenture, dated as of May 4, 2026, by and between Meta Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-35551	4.1	May 4, 2026

31.1	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Susan Li, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Zuckerberg, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Susan Li, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 29th day of July 2026.

META PLATFORMS, INC.

Date: July 29, 2026	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2026	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)