Form 10-Q
period 2026-09-30
Meta Platforms, Inc.
filed 2026-10-22
CIK 1326801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________

FORM 10-Q
____________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class		Number of Shares Outstanding
Class A Common Stock	$0.000006 par value	2,214,472,367	shares outstanding as of October 16, 2026
Class B Common Stock	$0.000006 par value	341,768,886	shares outstanding as of October 16, 2026

Meta Platforms, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2026

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

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
META PLATFORMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares and par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,222	$35,873
Marketable securities	71,227	45,719
Accounts receivable, net	22,716	19,769
Prepaid expenses and other current assets	14,735	7,361
Total current assets	119,900	108,722
Non-marketable equity investments	32,624	27,524
Property and equipment, net	253,222	176,400
Operating lease right-of-use assets	26,576	20,404
Goodwill	23,421	24,534
Other assets	23,093	8,437
Total assets	$478,836	$366,021

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,097	$8,894
Operating lease liabilities, current	2,522	2,213
Accrued expenses and other current liabilities	41,392	30,729
Total current liabilities	63,011	41,836
Operating lease liabilities, non-current	28,651	22,940
Long-term debt	80,922	58,744
Long-term income taxes	20,521	21,005
Other liabilities	13,345	4,253
Total liabilities	206,450	148,778
Commitments and contingencies
Stockholders' equity:
Common stock and additional paid-in capital, $0.000006 par value; 5,000 million Class A shares authorized, 2,214 million and 2,187 million shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively; 4,141 million Class B shares authorized, 342 million and 343 million shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively	108,244	95,793
Accumulated other comprehensive income (loss)	(1,200)	271
Retained earnings	165,342	121,179
Total stockholders' equity	272,386	217,243
Total liabilities and stockholders' equity	$478,836	$366,021
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$64,601	$51,242	$181,712	$141,073
Costs and expenses:
Cost of revenue	13,369	9,206	34,917	25,269
Research and development	20,054	15,144	59,409	40,237
Marketing and sales	3,333	2,845	9,672	8,581
General and administrative	14,857	3,512	23,079	8,455
Total costs and expenses	51,613	30,707	127,077	82,542
Income from operations	12,988	20,535	54,635	58,531
Interest and other income (expense), net	13	1,128	(1,126)	2,047
Income before income taxes	13,001	21,663	53,509	60,578
Provision for income taxes	3,141	18,954	1,028	22,888
Net income	$9,860	$2,709	$52,481	$37,690
Earnings per share:
Basic	$3.86	$1.08	$20.64	$14.96
Diluted	$3.83	$1.05	$20.44	$14.62
Weighted-average shares used to compute earnings per share:
Basic	2,552	2,517	2,543	2,520
Diluted	2,573	2,572	2,568	2,578
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$9,860	$2,709	$52,481	$37,690
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(115)	(162)	(638)	2,598
Change in unrealized gain (loss) on available-for-sale investments and other, net of tax	(482)	92	(833)	658
Comprehensive income	$9,263	$2,639	$51,010	$40,946
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at beginning of period	2,548	$103,981	$(603)	$157,843	$261,221	2,516	$88,496	$229	$106,345	$195,070
Net income	—	—	—	9,860	9,860	—	—	—	2,709	2,709
Other comprehensive loss	—	—	(597)	—	(597)	—	—	(70)	—	(70)
Issuance of common stock	16	—	—	—	—	16	450	—	—	450
Shares withheld related to net share settlement	(8)	(3,100)	—	(964)	(4,064)	(7)	(2,166)	—	(2,969)	(5,135)
Share-based compensation	—	7,363	—	—	7,363	—	5,555	—	—	5,555
Share repurchases	—	—	—	—	—	(4)	—	—	(3,160)	(3,160)
Dividends and dividend equivalents declared ($0.525 per share)	—	—	—	(1,397)	(1,397)	—	—	—	(1,361)	(1,361)
Other	—	—	—	—	—	—	(5)	—	13	8
Balances at end of period	2,556	$108,244	$(1,200)	$165,342	$272,386	2,521	$92,330	$159	$101,577	$194,066

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at beginning of period	2,530	$95,793	$271	$121,179	$217,243	2,534	$83,228	$(3,097)	$102,506	$182,637
Net income	—	—	—	52,481	52,481	—	—	—	37,690	37,690
Other comprehensive income (loss)	—	—	(1,471)	—	(1,471)	—	—	3,256	—	3,256
Issuance of common stock	47	—	—	—	—	47	450	—	—	450
Shares withheld related to net share settlement	(21)	(8,602)	—	(4,166)	(12,768)	(20)	(5,880)	—	(8,248)	(14,128)
Share-based compensation	—	21,053	—	—	21,053	—	14,537	—	—	14,537
Share repurchases	—	—	—	—	—	(40)	—	—	(26,319)	(26,319)
Dividends and dividend equivalents declared ($1.575 per share)	—	—	—	(4,152)	(4,152)	—	—	—	(4,052)	(4,052)
Other	—	—	—	—	—	—	(5)	—	—	(5)
Balances at end of period	2,556	$108,244	$(1,200)	$165,342	$272,386	2,521	$92,330	$159	$101,577	$194,066

See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$52,481	$37,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,509	13,205
Share-based compensation	21,053	14,537
Deferred income taxes	3,685	17,704
Unrealized (gain) and loss on equity investments	1,204	(642)
Other	(402)	(359)
Changes in assets and liabilities:
Accounts receivable	(3,272)	660
Prepaid expenses and other current assets	(4,166)	(348)
Other assets	(4,973)	(209)
Accounts payable	1,242	(637)
Accrued expenses and other current liabilities	7,602	(2,883)
Other liabilities	2,910	868
Net cash provided by operating activities	96,873	79,586
Cash flows from investing activities
Purchases of property and equipment	(83,055)	(48,308)
Purchases of marketable securities	(117,467)	(22,349)
Sales and maturities of marketable securities	88,837	23,761
Payments for non-marketable equity investments	(2,544)	(18,260)
Payments for held-for-sale assets	(1,612)	(1,797)
Proceeds from data center venture distribution	1,037	—
Acquisitions of businesses and intangible assets	(584)	(815)
Other investing activities	1,079	(48)
Net cash used in investing activities	(114,309)	(67,816)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(12,768)	(14,128)
Repurchases of Class A common stock	—	(26,248)
Payments for dividends and dividend equivalents	(4,060)	(3,986)
Proceeds from issuance of long-term debt, net	24,910	—
Principal payments on finance leases	(2,769)	(1,770)
Other financing activities	(2,631)	613
Net cash provided by (used in) financing activities	2,682	(45,519)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	8	252
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(14,746)	(33,497)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of the period	39,100	45,438
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of the period	$24,354	$11,941
See Accompanying Notes to Condensed Consolidated Financial Statements.

META PLATFORMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$11,222	$10,187
Restricted cash and restricted cash equivalents, included in prepaid expenses and other current assets	597	142
Restricted cash and restricted cash equivalents, included in other assets	12,535	1,612
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$24,354	$11,941

Supplemental cash flow data
Cash paid for income taxes, net	$2,926	$6,293
Cash paid for interest, net of amounts capitalized	$1,368	$603
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$21,109	$9,136
Acquisition of businesses and intangible assets in accounts payable, accrued expenses and other current liabilities, and other liabilities	$1,593	$1,931
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

Note 2. Revenue

Revenue disaggregated by revenue source and by segment consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advertising	$63,061	$50,082	$177,449	$138,037
Other revenue	1,097	690	2,987	1,784
Family of Apps	64,158	50,772	180,436	139,821
Reality Labs	443	470	1,276	1,252
Total revenue	$64,601	$51,242	$181,712	$141,073

Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States and Canada	$26,217	$19,708	$71,346	$55,031
Europe (1)	14,023	11,566	41,272	32,315
Asia-Pacific	16,993	14,304	48,511	38,401
Rest of World (1)	7,368	5,664	20,583	15,326
Total revenue	$64,601	$51,242	$181,712	$141,073
____________________________________
(1)Europe includes Russia and Turkey. Rest of World includes Africa, Latin America, and the Middle East.

Deferred revenue was $1.19 billion and $1.08 billion as of September 30, 2026 and December 31, 2025, respectively. Our deferred revenue mostly relates to advertising prepayments and credits, as well as software updates and upgrades associated with Reality Labs hardware sales, the substantial majority of which are expected to be realized in less than a year.

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

For the three and nine months ended September 30, 2026, approximately 55 million and 48 million shares, respectively, were excluded from the diluted EPS calculation as including them would have an anti-dilutive effect. For both the three and nine months ended September 30, 2025, shares with an anti-dilutive effect were approximately 1 million.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Numerator
Distributed earnings	$1,361	$1,330	$4,060	$3,986
Undistributed earnings	8,499	1,379	48,421	33,704
Net income	$9,860	$2,709	$52,481	$37,690
Denominator
Shares used in computation of basic EPS (1)	2,552	2,517	2,543	2,520
Basic EPS	$3.86	$1.08	$20.64	$14.96
Diluted EPS:
Numerator
Net income for diluted EPS	$9,860	$2,709	$52,481	$37,690
Denominator
Shares used in computation of basic EPS (1)	2,552	2,517	2,543	2,520
Effect of dilutive shares	21	55	25	58
Shares used in computation of diluted EPS	2,573	2,572	2,568	2,578
Diluted EPS	$3.83	$1.05	$20.44	$14.62
____________________________________
(1)Includes 2,210 million and 2,174 million shares of Class A common stock and 342 million and 343 million shares of Class B common stock, for the three months ended September 30, 2026 and 2025, respectively; and 2,201 million and 2,177 million shares of Class A common stock and 342 million and 343 million shares of Class B common stock, for the nine months ended September 30, 2026 and 2025, respectively.

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

The following tables summarize our assets measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in millions):

		Fair Value Measurement at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,531	$4,531	$—	$—
U.S. government securities	255	255	—	—
U.S. government agency securities	87	87	—	—
Time deposits	308	—	308	—
Corporate debt securities	2,035	—	2,035	—
Total cash equivalents	7,216	4,873	2,343	—
Marketable securities:
U.S. government securities	40,263	40,263	—	—
U.S. government agency securities	926	926	—	—
Corporate debt securities	26,913	—	26,913	—
Marketable equity securities	3,125	3,125	—	—
Total marketable securities	71,227	44,314	26,913	—
Restricted cash equivalents	12,826	12,826	—	—
Other assets	116	—	—	116
Total	$91,385	$62,013	$29,256	$116

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$27,928	$27,928	$—	$—
U.S. government securities	1,623	1,623	—	—
Time deposits	328	—	328	—
Corporate debt securities	1,603	—	1,603	—
Total cash equivalents	31,482	29,551	1,931	—
Marketable securities:
U.S. government securities	21,483	21,483	—	—
U.S. government agency securities	767	767	—	—
Corporate debt securities	17,477	—	17,477	—
Marketable equity securities	5,992	5,992	—	—
Total marketable securities	45,719	28,242	17,477	—
Restricted cash equivalents	2,539	2,539	—	—
Other assets	106	—	—	106
Total	$79,846	$60,332	$19,408	$106

Restricted Cash Equivalents

As of September 30, 2026, our restricted cash equivalents of $12.83 billion include $10.80 billion of money market funds related to escrow requirements under certain multi-year infrastructure purchase agreements. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. Based on the expected timing of the release of these restrictions, substantially all of our restricted cash equivalents were classified within other assets on our condensed consolidated balance sheets. See Note 10 — Commitments and Contingencies for additional information.

Marketable Debt Securities

The following tables summarize our available-for-sale marketable debt securities with unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$40,211	$(360)	$178	$(3)	$40,389	$(363)
U.S. government agency securities	932	(11)	—	—	932	(11)
Corporate debt securities	18,760	(228)	212	(1)	18,972	(229)
Total	$59,903	$(599)	$390	$(4)	$60,293	$(603)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$1,491	$(2)	$1,570	$(18)	$3,061	$(20)
U.S. government agency securities	17	—	25	—	42	—
Corporate debt securities	1,213	(1)	1,534	(20)	2,747	(21)
Total	$2,721	$(3)	$3,129	$(38)	$5,850	$(41)

As of September 30, 2026 and December 31, 2025, the gross unrealized gains on our marketable debt securities were not material and $300 million, respectively, and the allowance for credit losses were not material for both periods.

The following table classifies our marketable debt securities by contractual maturities (in millions):

September 30, 2026
Due within one year	$41,307
Due after one year to five years	26,795
Total	$68,102
Marketable Equity Securities

The net unrealized losses on our marketable equity securities were $384 million, and the net unrealized gains were $922 million for the three months ended September 30, 2026 and 2025, respectively. The net unrealized losses were $2.68 billion, and the net unrealized gains were $548 million for the nine months ended September 30, 2026 and 2025, respectively. These gains and losses are recorded within interest and other income (expense), net on our condensed consolidated statements of income.
Note 5. Non-Marketable Equity Investments

Our non-marketable equity investments are in privately-held companies without readily determinable fair values. The following table summarizes our non-marketable equity investments under measurement alternative and equity method (in millions):

	September 30, 2026	December 31, 2025
Initial cost	$21,119	$20,271
Cumulative upward adjustments	582	429
Cumulative impairment/downward adjustments	(624)	(624)
Non-marketable equity investments under measurement alternative	21,077	20,076
Non-marketable equity investments under equity method	11,547	7,448
Total carrying value of non-marketable equity investments	$32,624	$27,524
Non-Marketable Equity Investments Under Equity Method
Data Center Ventures
In July 2026, we entered into a new venture to co-develop a data center campus in Texas (the "Texas Venture"). At formation, we contributed $2.26 billion held-for-sale assets, net of liabilities and received a one-time distribution of $1.04 billion. Following the closing, we hold a 20% membership interest in the Texas Venture.
Our non-marketable equity method investments as of September 30, 2026 include two ventures to co-develop data center campuses in Louisiana, entered into in October 2025 (the "Louisiana Venture"), and in Texas, entered into in July 2026 (collectively, the "Ventures"), in each of which we hold a 20% membership interest. The Ventures provide strategic optionality and flexibility, which we expect will enable us to effectively meet future infrastructure capacity needs as AI markets and technologies develop. The parties have committed to fund their respective pro rata share of approximately

$27 billion for the Louisiana Venture and $14 billion for the Texas Venture, in total estimated development costs. The Ventures are similar in purpose, design, and risk and reward characteristics.
We have entered into lease agreements with each of the Ventures, which cover the right to use properties on the data center campuses. The lease agreement with the Louisiana Venture will commence in 2029 and the lease agreement with the Texas Venture will commence in 2028. Each lease has an initial four-year term and renewal options that provide for a total lease period of up to 20 years, including the initial term. In addition, we have provided residual value guarantees (RVG) to each of the Ventures. If we decide to terminate or not renew a lease, and if certain other conditions are met, our maximum RVG payment would equal any shortfall between the fair value at that time and the RVG threshold for that property. RVG payments are not probable, and therefore no liability has been recorded to date.
Significant judgment is required to identify the activities that most significantly impact each Venture’s economic performance based upon the purpose and design of the entity. This judgment included, but was not limited to, considering future conditions that may impact the fair value of each Venture's long-lived assets (including expectations of payments under the RVG) or each Venture's ability to generate cash flows. On the basis of analyses performed for the Ventures, decisions pertaining to remarketing the data center campus, including but not limited to, negotiations with future lease tenants and individual property sales, were determined to have the most significant impact on each Venture's economic performance. As we do not have the power to direct the activities that most significantly impact each Venture's economic performance, we are not the primary beneficiary for either Venture and, therefore, do not consolidate the variable interest entities (VIEs). Our ongoing involvement with each of the Ventures includes providing construction management, administrative and property management services.
The following table summarizes our maximum exposure to loss in the unconsolidated data center ventures (in millions):

	September 30, 2026	December 31, 2025
Carrying value of equity investments	$4,732	$1,826
Lease commitments	18,476	12,311
Future funding commitments	3,703	3,724
Maximum residual value guarantees	41,493	28,091
Total	$68,404	$45,952

Other
In addition, we have other types of unconsolidated VIEs of which we are not the primary beneficiary. As of September 30, 2026 and December 31, 2025, our maximum exposure to loss in these VIEs was $6.75 billion and $5.58 billion, respectively, which represents the carrying value of our investments, including our share of net earnings from the equity method investees. Our share of net earnings from these equity method investees is recorded within interest and other income (expense), net on our condensed consolidated statements of income.

Note 6. Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2026	December 31, 2025
Land	$3,764	$3,687
Servers and network assets	133,626	98,040
Buildings	68,223	55,568
Leasehold improvements	8,855	8,346
Equipment and other	10,818	9,377
Finance lease right-of-use assets	11,704	8,187
Construction in progress (1)	89,499	50,521
Property and equipment, gross	326,489	233,726
Less: Accumulated depreciation	(73,267)	(57,326)
Property and equipment, net	$253,222	$176,400
____________________________________
(1)Construction in progress includes costs mostly related to construction of data centers, servers and network infrastructure.

Depreciation expense on property and equipment was $6.81 billion and $4.76 billion for the three months ended September 30, 2026 and 2025, respectively, and $18.49 billion and $12.88 billion for the nine months ended September 30, 2026 and 2025, respectively. Within property and equipment, our servers and network assets depreciation expense was $5.34 billion and $3.60 billion for the three months ended September 30, 2026 and 2025, respectively, and $14.34 billion and $9.34 billion for the nine months ended September 30, 2026 and 2025, respectively.

Held-for-sale Assets

In July 2026, we approved a plan to dispose of certain data center assets with a net carrying value of $1.89 billion, consisting mostly of construction in progress and land. We expect to dispose of these assets within the next twelve months through a contribution to a third party for the purpose of co-developing data centers. As of September 30, 2026, total held-for-sale assets, net, were $2.60 billion, included within prepaid expenses and other current assets on our condensed consolidated balance sheets.
In July 2026, we contributed $2.26 billion of assets previously classified as held for sale, mostly construction in progress and land in Texas, to a newly formed data center venture. For information regarding the venture arrangement, refer to Data Center Ventures in Note 5 — Non-Marketable Equity Investments.
Note 7. Acquisitions and Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 (in millions):

	Family of Apps	Reality Labs	Total
December 31, 2025	$23,028	$1,506	$24,534
Acquisitions	86	—	86
Less: Disposal	(1,266)	—	(1,266)
Adjustments	66	1	67
September 30, 2026	$21,914	$1,507	$23,421
During the second quarter of 2026, we reclassified $1.27 billion of goodwill to held-for-sale within prepaid expenses and other current assets on our condensed consolidated balance sheets. No impairment loss was recognized upon reclassification. During the third quarter of 2026, we completed the sale and derecognized the related goodwill. The gain recognized on the sale was not material.

Note 8. Liabilities

The components of accrued expenses and other current liabilities are as follows (in millions):

	September 30, 2026	December 31, 2025
Legal-related accruals, current (1)	$11,577	$6,867
Accrued compensation and benefits	3,846	7,151
Accrued property and equipment	7,172	4,402
Accrued taxes	2,057	1,922
Long-term debt, current	2,747	—
Other current liabilities	13,993	10,387
Total	$41,392	$30,729

The components of other liabilities are as follows (in millions):

	September 30, 2026	December 31, 2025
Legal-related accruals, non-current (1)	$8,304	$450
Other non-current liabilities	5,041	3,803
Total	$13,345	$4,253
_________________________
(1)Includes current and non-current accruals for the August 2026 multistate attorneys general agreement to resolve litigation related to teen mental health and social media, accruals for estimated fines, judgments, settlements, or other losses in connection with other legal and related matters, and accrued legal fees. For further information, see Legal and Related Matters in Note 10 — Commitments and Contingencies.
Note 9. Long-term Debt

In May 2026, we issued an aggregate of $25.00 billion of fixed-rate senior unsecured notes in six series. The following table summarizes our fixed-rate senior unsecured notes (the Notes) and the carrying amount of our long-term debt (in millions, except percentages):

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2026	December 31, 2025
August 2022 Notes	2027 - 2062	3.50% - 4.65%	3.63% - 4.71%	$10,000	$10,000
May 2023 Notes	2028 - 2063	4.60% - 5.75%	4.68% - 5.79%	8,500	8,500
August 2024 Notes	2029 - 2064	4.30% - 5.55%	4.42% - 5.60%	10,500	10,500
November 2025 Notes	2030 - 2065	4.20% - 5.75%	4.27% - 5.77%	30,000	30,000
May 2026 Notes	2031 - 2066	4.55% - 6.45%	4.60% - 6.48%	25,000	—
Total face value of long-term debt				84,000	59,000
Unamortized discount and issuance costs, net				(331)	(256)
Less: Long-term debt, current				(2,747)	—
Long-term debt, non-current				$80,922	$58,744
Each series of the Notes ranks equally with each other. Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time, in whole or in part, at specified redemption prices. We are not subject to any financial covenants under the Notes. Interest expense, net of capitalized interest, recognized on the Notes was $882 million and $205 million for the three months ended September 30, 2026 and 2025, respectively, and $2.17 billion and $668 million for the nine months ended September 30, 2026 and 2025, respectively.

The total estimated fair value of our outstanding Notes was $73.31 billion and $57.22 billion as of September 30, 2026 and December 31, 2025, respectively. The fair value was determined based on the quoted prices at the end of the reporting periods and categorized as Level 2 in the fair value hierarchy.

As of September 30, 2026, future principal payments for the Notes, by year, are as follows (in millions):

Remainder of 2026	$—
2027	2,750
2028	1,500
2029	1,000
2030	5,000
Thereafter	73,750
Total	$84,000
Note 10. Commitments and Contingencies

Leases and Contractual Commitments

In addition to the lease liabilities that are included on our balance sheet, we have operating and finance leases that have not yet commenced as of September 30, 2026. These lease obligations were approximately $355.73 billion, consisting of data centers, energy-related infrastructure, colocations, and certain network infrastructure, which will commence during the remainder of 2026 through 2036 with lease terms ranging from greater than one year to 30 years.

As of September 30, 2026, we had $454.52 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments mostly relate to third-party cloud capacity arrangements and investments in servers and network infrastructure, energy service agreements for data centers, and consumer hardware products in Reality Labs, with approximately $45.85 billion and $121.41 billion due in 2026 and 2027, respectively. In addition, as of September 30, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. For agreements with variable terms, we do not estimate the total obligation beyond minimum quantities and/or pricing, as of the reporting date.

In connection with escrow requirements under certain multi-year infrastructure purchase agreements, $10.80 billion of money market funds was reclassified as restricted cash equivalents as of September 30, 2026. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. See Note 4 — Financial Instruments for additional information regarding restricted cash equivalents.

As part of the normal course of business, we have entered into agreements ranging from nine to 25 years to purchase clean and renewable energy that do not specify a fixed or minimum volume commitment. The ultimate spend under these agreements may vary and will be based on actual volume purchased.

Letters of Credit

As of September 30, 2026, we had $1.53 billion of unused letters of credit outstanding, the majority of which was related to our long-term infrastructure purchase commitments.

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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020. Among other matters, our settlement with the FTC required us to pay a penalty of $5.0 billion which was paid in April 2020 upon the effectiveness of the modified consent order. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which was approved by the court in California in March 2026. In August 2026, as part of the multistate attorneys general agreement described in the section entitled "Youth-Related Actions" below, we agreed to payments of approximately $500 million to resolve similar claims with 49 U.S. states and territories. Certain other state attorneys general litigation and certain government inquiries and litigation in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court, where motions for summary judgment are pending. The District of Columbia Attorney General has disclosed that it is seeking up to $1.7 billion in civil penalties, restitution, and certain injunctive relief. On September 25, 2026, the jury in the New Mexico Attorney General's case, which had expanded to include various claims related to content moderation issues, found us liable for more than 43 million violations of the New Mexico Unfair Practices Act. On October 21, 2026, the court issued an order imposing a civil penalty in the amount of $25 billion, assigning 15% post-judgment interest, and reserving ruling on injunctive relief pending further briefing. We have accrued an amount for loss contingencies related to this matter and intend to appeal. We may be required to post a bond or other collateral during the course of the appeal, which could result in significant costs.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, and briefing was completed in May 2026. The district court scheduled a hearing on the motion for November 12, 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. The parties are due to file a status report with the district court by the earlier of December 7, 2026, or 30 days after a decision in the jurisdictional case.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial took place on October 21, 2026, and judgment is expected in the first half of 2027. In addition, similar unfair competition claims have been filed against us by media companies in France and Italy, with trials expected to take place in late 2027 and 2028.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We have filed a notice of appeal. The second user bellwether trial was scheduled to begin on July 27, 2026. The plaintiff moved to dismiss the case and vacate the trial date, which the court has granted. The next two user bellwether plaintiffs are scheduled to try their cases in a consolidated trial scheduled to begin on October 28, 2026. A third user bellwether plaintiff dismissed its case against us on August 20, 2026. The next two sets of personal injury bellwether trials are scheduled to begin on March 16, 2027 and August 6, 2027. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. A bench trial on the New Mexico Attorney General's public nuisance claim and request for injunctive relief was held in May 2026. On August 6, 2026, the court issued a judgment finding that our platforms constitute a public nuisance, awarding approximately $567 million in abatement costs and injunctive relief including certain changes to the manner in which we provide our services in New Mexico. On September 8, 2026, we filed motions seeking to vacate the judgments, and the court issued a stay of the judgment. In August 2026, we reached agreement with 52 attorneys general across U.S. states, territories, and the District of Columbia to resolve litigation related to teen mental health and social media (with the exception of cases brought by Attorneys General in Florida, New Mexico, and the U.S. Virgin Islands). The agreement provides for payments of up to approximately $18.59 billion, which may be used to fund youth online safety initiatives, among other state priorities, as well as certain changes to our product features for users under 18 years old on Facebook and Instagram in the United States. Approximately $12.7 billion, representing approximately 70% of the total payments under the agreement related to the teen mental health and social media litigation, is payable to participating states in annual installments over a 10-year period. An additional $75 million is payable to a committee of the settling states for investigatory and litigation costs. The remaining approximately $5.3 billion, representing approximately 30% of such total payments, becomes payable on a state-by-state basis only if two conditions are met: our industry peers such as YouTube and TikTok voluntarily implement, or are required to implement, certain teen protections and oversight, and each such peer with annual profits above $10 billion is obligated to make payments in the same amount as our contingent payment obligation to such state. As of September 30, 2026, these conditions were not satisfied and, accordingly, the contingent payments of approximately $5.3 billion were not accrued. We may recognize additional expenses in future periods if these conditions are satisfied. The total payments under the agreement include approximately $500 million in connection with the matters described in the section entitled "Privacy and Related Matters" above. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), we entered into a settlement to resolve the first school district bellwether case in May 2026. The next school district bellwether case is scheduled for trial in February 2027. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they could seek range widely in amount, and have at times in certain cases amounted to more than a trillion dollars. Plaintiffs in these matters are also seeking varied injunctive relief, including in some cases extensive changes to our business practices or the manner in which we provide our services and third-party oversight. In addition, beginning in November 2024, counsel for over two hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claims of copyright infringement and contributory infringement related to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California and the Southern District of New York (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Meta Platforms, Inc., TED Entertainment, Inc. v. Meta Platforms, Inc., Chicken Soup for the Soul LLC v. Meta Platforms, Inc., Beaulier v. Meta Platforms, Inc., Cognella, Inc. v. Meta Platforms, Inc., Elsevier Inc. et al. v. Meta Platforms, Inc. et al., Hobbs et al. v. Meta

Platforms, Inc. et al., and Sullivan v. Meta Platforms, Inc. et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media, Carreyrou, Chicken Soup, and Cognella on February 25, 2027, and these cases are set for trial starting on May 24, 2027.
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

Note 11. Stockholders' Equity

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the nine months ended September 30, 2026. As of both December 31, 2025 and September 30, 2026, $25.03 billion remained available and authorized for repurchases under this program.

Dividend
We paid quarterly dividends and dividend equivalents of $0.525 per share of common stock. For the three months ended September 30, 2026 and 2025, payments totaled $1.18 billion and $1.15 billion for Class A common stock and $179 million and $180 million for Class B common stock, respectively. For the nine months ended September 30, 2026 and 2025, payments totaled $3.52 billion and $3.45 billion for Class A common stock and $539 million and $540 million for Class B common stock, respectively.

Share-based Compensation

Effective January 1, 2026, pursuant to the automatic increase provision under our 2025 Equity Incentive Plan (2025 Plan), our board of directors approved an increase of 55 million shares of Class A common stock reserved for issuance. As of September 30, 2026, there were 445 million shares of our Class A common stock reserved for future issuance under our 2025 Plan.

Restricted Stock Units

The following table summarizes our share-based compensation expense, which consists of the restricted stock unit (RSU) expense, by line item in our condensed consolidated statements of income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$340	$289	$952	$838
Research and development	6,515	4,814	18,606	12,321
Marketing and sales	217	232	673	702
General and administrative	241	220	708	676
Total	$7,313	$5,555	$20,939	$14,537

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2025	115,552	$500.68
Granted	89,834	$608.46
Vested	(47,428)	$427.47
Forfeited	(23,484)	$551.33
Unvested at September 30, 2026	134,474	$589.66

The fair value as of the respective vesting dates of RSUs that vested during the three months ended September 30, 2026 and 2025 was $9.22 billion and $11.99 billion, respectively, and $29.22 billion and $33.33 billion during the nine months ended September 30, 2026 and 2025, respectively. The income tax benefit recognized related to awards vested during the three months ended September 30, 2026 and 2025 was $2.06 billion and $2.41 billion, respectively, and $6.50 billion and $6.79 billion during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, unrecognized share-based compensation expense for RSU awards was $75.59 billion, which is expected to be recognized over a weighted-average period of approximately three years based on vesting under the award service conditions.

Stock Options

In the nine months ended September 30, 2026, we issued nonstatutory stock options to purchase an aggregate of 20 million shares of our Class A common stock under the 2025 Plan to certain of our executives and employees. These options have a weighted-average exercise price of $2,788 per share and a weighted-average remaining contractual term of approximately four years as of September 30, 2026. Stock options become vested and exercisable at such times and under such service and market conditions as determined by our compensation, nominating & governance committee or its equity subcommittee, as appropriate. As of September 30, 2026, unrecognized share-based compensation expense related to these stock options was $399 million, which is expected to be recognized over a weighted-average period of approximately three years.
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

Our gross unrecognized tax benefits were $20.82 billion and $16.45 billion as of September 30, 2026 and December 31, 2025, respectively. These unrecognized tax benefits are primarily related to the uncertainties with our research tax credits and transfer pricing with our foreign subsidiaries, which include licensing of intellectual property, providing services and other transactions. If the gross unrecognized tax benefits as of September 30, 2026 were realized in a future period, this would result in a tax benefit of $14.58 billion within our provision for income taxes at such time. The amount of interest and penalties accrued was $3.47 billion and $2.60 billion as of September 30, 2026 and December 31, 2025, respectively. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions.

Our effective tax rate for the nine months ended September 30, 2026 was 2%, compared to the U.S. federal statutory rate of 21%. The rate was lower than the statutory rate primarily due to a discrete income tax benefit of $8.03 billion recognized in the first quarter of 2026 in connection with U.S. Corporate Alternative Minimum Tax (CAMT) transitional relief provided under Treasury Notice 2026-7, tax effects from share-based compensation, research tax credits, and U.S. tax benefits from foreign-derived deduction eligible income. The impact of the CAMT regime limits the full benefit of foreign-derived deduction eligible income and excess tax benefits from share-based compensation in 2026. The income tax benefit of $8.03 billion partially offsets the $15.93 billion discrete charge recognized in the third quarter of 2025 upon enactment of the One Big Beautiful Bill Act.

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

On May 22, 2025, the Tax Court issued its opinion in Facebook, Inc. v. Comm'r of Internal Revenue (2010 tax year). The Tax Court opinion provided a value of $7.79 billion for the intellectual property transferred to our international subsidiary, which is $1.48 billion higher than we reported. On September 29, 2026, the Tax Court issued a supplemental opinion resolving the remaining disputes over how the value determined in its May 2025 opinion translates into royalty payments. We estimated the net tax effects based on the supplemental opinion, and our provision for income taxes increased due to the remeasurement of unrecognized tax benefits.

In September 2025, we received a Statutory Notice of Deficiency ("2017-2019 Notice") from the IRS, asserting an additional $15.89 billion in tax, plus interest and penalties for our 2017 through 2019 tax years. This 2017-2019 Notice primarily relates to transfer pricing with our foreign subsidiaries and other international tax adjustments. The largest issue in the 2017-2019 Notice relates to the same underlying transfer pricing transaction that we litigated in the 2010 tax year trial and for which we received a Tax Court opinion in May 2025 and a supplemental opinion in September 2026. The IRS' proposed adjustments do not represent a final determination and do not reflect offsets, including reduction in tax we would owe under the mandatory transition tax on accumulated foreign earnings, global intangible low-taxed income tax, and foreign-derived intangible income deduction from the 2017 Tax Cuts and Jobs Act. We do not agree with the IRS' position and filed a petition with the Tax Court in December 2025 to challenge the 2017-2019 Notice. The supplemental opinion does not resolve the matters described in the 2011-2013 or the 2017-2019 Notices. As of September 30, 2026, we believe our accrual for unrecognized tax benefits is adequate.

Note 13. Segment Information

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content. Our operating segments are the same as our reportable segments.

The following table sets forth our segment information of revenue, expenses, and income (loss) from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Family of Apps:
Revenue	$64,158	$50,772	$180,436	$139,821
Employee compensation (1)	(12,192)	(10,645)	(38,843)	(29,011)
Other costs and expenses (2)	(34,849)	(15,160)	(74,183)	(39,108)
Income from operations	$17,117	$24,967	$67,410	$71,702

Reality Labs:
Revenue	$443	$470	$1,276	$1,252
Employee compensation (1)	(1,970)	(2,594)	(6,982)	(7,895)
Other costs and expenses (3)	(2,602)	(2,308)	(7,069)	(6,528)
Loss from operations	$(4,129)	$(4,432)	$(12,775)	$(13,171)

Total:
Revenue	$64,601	$51,242	$181,712	$141,073
Employee compensation (1)	(14,162)	(13,239)	(45,825)	(36,906)
Other costs and expenses (2)(3)	(37,451)	(17,468)	(81,252)	(45,636)
Income from operations	$12,988	$20,535	$54,635	$58,531
____________________________________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other expenses. Employee compensation for the nine months ended September 30, 2026 also includes $1.18 billion of severance expenses related to the May 2026 headcount reduction of approximately 8,000 employees which impacted both FoA and RL segments.
(2)Includes costs and expenses in FoA segment for infrastructure expenses including third-party cloud services, legal-related costs, professional services, partner arrangements, facilities, third-party AI token costs, marketing, and other expenses.
(3)Includes costs and expenses in RL segment for professional services, inventory, infrastructure expenses including third-party cloud services, marketing, third-party AI token costs, facilities, and other expenses.

Note 14. Subsequent Event

In October 2026, we filed an amended and restated certificate of incorporation (the Restated Charter) to, among other things, establish a new class of non-voting Class C common stock (the Recapitalization), with an effective date of January 19, 2027. The Class C common stock will have the same rights and powers, rank equally, share ratably and be identical in all other respects, to the shares of Class A common stock and Class B common stock, except for voting rights and as expressly provided in the Restated Charter.

In addition, in October 2026, our board of directors declared a dividend of one share of the Class C common stock for each outstanding share of Class A common stock and Class B common stock (the Dividend), contingent upon, and to be paid following, the effectiveness of the Restated Charter. The record and payment dates for the Dividend will be determined by our board of directors in its discretion.

For accounting purposes, we expect the Dividend to be treated as a stock split in the form of a stock dividend. The Dividend will have no effect on our total stockholders' equity. Upon the distribution of the Dividend, we will give retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Dividend, such that prior periods are comparable to current period presentation.

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

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we present revenue on a constant currency basis, which is a non-GAAP financial measure. Revenue on a constant currency basis is presented in the section entitled "—Revenue—Foreign Exchange Impact on Revenue." To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2026 using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar.

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

Our financial results and key Family metrics for the third quarter of 2026 are set forth below. Total revenue for the third quarter of 2026 was $64.60 billion, an increase of 26% compared to the third quarter of 2025, due to an increase in advertising revenue. Ad impressions delivered across our Family of Apps in the third quarter of 2026 increased 10% year-over-year, and our average price per ad in the third quarter of 2026 increased 14% year-over-year.

Income from operations for the third quarter of 2026 was $12.99 billion, a decrease of $7.55 billion, or 37%, compared to the third quarter of 2025, driven by higher costs and expenses. The increase in costs and expenses was primarily due to increases in legal-related costs, including the $9.89 billion charge related to the August 2026 multistate attorneys general agreement; infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; and third-party AI token costs.

Consolidated and Segment Results

We report our financial results for our two reportable segments: Family of Apps (FoA) and Reality Labs (RL). FoA includes Facebook, Instagram, Messenger, WhatsApp, and other services. RL includes our virtual and augmented reality related consumer hardware, software, and content.

	Family of Apps			Reality Labs			Total
	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change	Three Months Ended September 30,		% change
	2026	2025		2026	2025		2026	2025

	(in millions, except percentages)
Revenue	$64,158	$50,772	26%	$443	$470	(6)%	$64,601	$51,242	26%
Costs and expenses	47,041	25,805	82%	4,572	4,902	(7)%	51,613	30,707	68%
Income (loss) from operations	$17,117	$24,967	(31)%	$(4,129)	$(4,432)	7%	$12,988	$20,535	(37)%
Operating margin	27%	49%		(932)%	(943)%		20%	40%

•Net income was $9.86 billion, with diluted earnings per share (EPS) of $3.83 for the three months ended September 30, 2026.
•Capital expenditures, including principal payments on finance leases, were $34.91 billion for the three months ended September 30, 2026.
•Costs and expenses were $51.61 billion, including the $9.89 billion charge related to the August 2026 multistate attorneys general agreement.
•Dividend and dividend equivalent payments were $1.36 billion for the three months ended September 30, 2026.
•Cash, cash equivalents, and marketable securities were $82.45 billion as of September 30, 2026.
•Effective tax rate was 24% for the three months ended September 30, 2026.
•Headcount was 66,775 as of September 30, 2026, a decrease of 15% year-over-year.

Family of Apps Metrics

•Family daily active people (DAP) was 3.64 billion on average for September 2026, an increase of 3% year-over-year.
•Ad impressions delivered across our Family of Apps in the third quarter of 2026 increased by 10% year-over-year.
•Average price per ad in the third quarter of 2026 increased by 14% year-over-year.

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

Investment Philosophy

We remain focused on operating efficiently while investing in significant opportunities. In the nine months ended September 30, 2026, 89% of our total costs and expenses were recognized in FoA and 11% were recognized in RL. Our FoA investments include expenses relating to headcount, data centers, and technical infrastructure as part of our efforts to develop our apps and our advertising services. These efforts include significant investments in AI initiatives, including generative AI, agentic AI, and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products. For example, we have launched Muse, an agentic AI, which we intend to scale over time. In particular, we have significantly increased our infrastructure investments in connection with our AI initiatives, including third-party cloud capacity arrangements and investments in servers, data centers, and network infrastructure, and expect our investments to continue to increase. Further, as we continue to make significant investments, we also continue to evaluate our workforce and other needs across our business to optimize for our business and strategic priorities.

We are also making significant investments in our RL efforts, including developing virtual and augmented reality devices, software for social platforms, neural interfaces, and other foundational technologies. Our RL investments include expenses relating to technology development across these efforts. Many of our RL investments are directed toward long-term, cutting-edge research and development for products that may only be fully realized in the next decade. During the nine months ended September 30, 2026, our RL segment reduced our overall operating profit by approximately $12.78 billion, and we expect our full-year 2026 RL operating losses to be approximately $18 billion to $19 billion.

Trends in Our Revenue by User Geography

We calculate our revenue by user geography based on our estimate of the geography in which ad impressions are delivered, virtual and digital goods are purchased, or consumer hardware products are shipped. The geography of our users affects our revenue and financial results. Our revenue in regions such as United States & Canada and Europe is relatively higher primarily due to the size and maturity of those online and mobile advertising markets, and ad impression growth is primarily in geographies that monetize at lower rates, such as Asia-Pacific. In the third quarter of 2026, revenue increased by 33% in United States & Canada, 18% in Europe, 16% in Asia-Pacific, and 34% in Rest of World, in each case relative to the same period in 2025.

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
3.29
3.35
3.43
3.48
3.54
3.58
3.56
3.60
3.64
Sep 30 2024
Dec 31 2024
Mar 31 2025
Jun 30 2025
Sep 30 2025
Dec 31 2025
Mar 31 2026
Jun 30 2026
Sep 30 2026

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

Worldwide DAP increased 3% to 3.64 billion on average during September 2026 from 3.54 billion during September 2025.

•Average Revenue Per Person (ARPP). Our Family of Apps (FoA) revenue represents the substantial majority of our total revenue. We define ARPP as our FoA revenue during a given quarter, divided by the average of the number of DAP at the beginning and end of the quarter.

ARPP:	$12.29	$14.25	$12.36	$13.65	$14.46	$16.56	$15.66	$16.86	$17.72

During the third quarter of 2026, worldwide ARPP was $17.72, an increase of 23% from the third quarter of 2025.

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

Research and development. Research and development expenses consist mostly of employee compensation, which includes payroll, share-based compensation and benefits for our employees on our engineering and technical teams who are responsible for developing new technologies and products. Research and development expenses also include infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; third-party AI token costs; RL technology development costs; and facilities-related costs.

Marketing and sales. Marketing and sales expenses consist mostly of employee compensation which includes payroll, share-based compensation and benefits for our employees engaged in sales, sales support, marketing, business development, and customer service functions; marketing and promotional expenses; professional services to support our community and product operations; and third-party AI token costs.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$64,601	$51,242	$181,712	$141,073
Costs and expenses:
Cost of revenue	13,369	9,206	34,917	25,269
Research and development	20,054	15,144	59,409	40,237
Marketing and sales	3,333	2,845	9,672	8,581
General and administrative	14,857	3,512	23,079	8,455
Total costs and expenses	51,613	30,707	127,077	82,542
Income from operations	12,988	20,535	54,635	58,531
Interest and other income (expense), net	13	1,128	(1,126)	2,047
Income before income taxes	13,001	21,663	53,509	60,578
Provision for income taxes	3,141	18,954	1,028	22,888
Net income	$9,860	$2,709	$52,481	$37,690

The following table sets forth our condensed consolidated statements of income data (as a percentage of revenue)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	21	18	19	18
Research and development	31	30	33	29
Marketing and sales	5	6	5	6
General and administrative	23	7	13	6
Total costs and expenses	80	60	70	59
Income from operations	20	40	30	41
Interest and other income (expense), net	—	2	(1)	1
Income before income taxes	20	42	29	43
Provision for income taxes	5	37	1	16
Net income	15%	5%	29%	27%
____________________________________
(1)Percentages have been rounded for presentation purposes and may differ from unrounded results.

Revenue

The following table sets forth our revenue by source and by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Advertising	$63,061	$50,082	26%	$177,449	$138,037	29%
Other revenue	1,097	690	59%	2,987	1,784	67%
Family of Apps	64,158	50,772	26%	180,436	139,821	29%
Reality Labs	443	470	(6)%	1,276	1,252	2%
Total revenue	$64,601	$51,242	26%	$181,712	$141,073	29%

Family of Apps

FoA revenue in the three and nine months ended September 30, 2026 increased $13.39 billion, or 26%, and $40.62 billion, or 29%, respectively, compared to the same periods in 2025. The increases were almost entirely driven by advertising revenue.

Advertising

Advertising revenue in the three and nine months ended September 30, 2026 increased $12.98 billion, or 26%, and $39.41 billion, or 29%, respectively, compared to the same periods in 2025, due to increases in ad impressions delivered and average price per ad. During the three and nine months ended September 30, 2026, ad impressions delivered increased by 10% and 14%, respectively, year-over-year, as compared with increases of 14% and 10%, respectively, in the same periods in 2025. Ad impressions delivered during the three and nine months ended September 30, 2026 grew in all regions, especially in Asia-Pacific, which was driven by increases in users and their engagement as well as the frequency of ads shown on our products. During the three and nine months ended September 30, 2026, the average price per ad increased by 14% and 13%, respectively, year-over-year, as compared with increases of 10% in both periods in 2025. The increases in average price per ad in the three and nine months ended September 30, 2026 were driven by an increase in advertising demand, which we believe is mostly due to ongoing improvements to our ad performance from our ad targeting and measurement tools. A favorable foreign currency exchange impact also contributed to the increase in the nine months ended September 30, 2026. These increases were partially offset by a higher number of ad impressions delivered, especially in geographies and in products, such as Reels, that monetize at lower rates. Other factors are discussed in the section entitled "—Executive Overview of Third Quarter Results." In addition, the online commerce vertical was the largest contributor to the increase in advertising revenue in the three and nine months ended September 30, 2026 compared to the same periods in 2025. We anticipate that future advertising revenue will be driven by a combination of price and ad impressions delivered.

Other revenue

FoA other revenue in the three and nine months ended September 30, 2026 increased $407 million, or 59%, and $1.20 billion, or 67%, respectively, compared to the same periods in 2025. The increases were primarily driven by paid messaging from WhatsApp and subscriptions.

Reality Labs

RL revenue in the three months ended September 30, 2026 decreased $27 million, or 6%, compared to the same period in 2025. The decrease was driven by lower Meta Quest sales, partially offset by higher sales of AI glasses.

RL revenue in the nine months ended September 30, 2026 increased $24 million, or 2%, compared to the same period in 2025. The increase was driven by higher sales of AI glasses, partially offset by lower Meta Quest sales.

Foreign Exchange Impact on Revenue

Changes in foreign exchange rates had an unfavorable impact on our revenue in the three months ended September 30, 2026 compared to the same period in 2025. To calculate revenue on a constant currency basis, we translated revenue using the prior year's monthly exchange rates for our settlement or billing currencies other than the U.S. dollar. Using these constant rates, for the three months ended September 30, 2026, our total revenue and advertising revenue would have been $64.71 billion and $63.16 billion, which were $113 million and $96 million higher than actual total revenue and advertising revenue, respectively.

Changes in foreign exchange rates had a favorable impact on our revenue in the nine months ended September 30, 2026 compared to the same period in 2025. Using prior year's monthly exchange rates, for the nine months ended September 30, 2026, our total revenue and advertising revenue would have been $179.39 billion and $175.11 billion, which were $2.32 billion and $2.34 billion lower than actual total revenue and advertising revenue, respectively.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Cost of revenue	$13,369	$9,206	45%	$34,917	$25,269	38%
Percentage of revenue	21%	18%		19%	18%

Cost of revenue in the three and nine months ended September 30, 2026 increased $4.16 billion, or 45%, and $9.65 billion, or 38%, respectively, compared to the same periods in 2025. The increases were primarily due to higher infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Research and development	$20,054	$15,144	32%	$59,409	$40,237	48%
Percentage of revenue	31%	30%		33%	29%

Research and development expenses in the three and nine months ended September 30, 2026 increased $4.91 billion, or 32%, and $19.17 billion, or 48%, respectively, compared to the same periods in 2025. The increases were primarily due to higher infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services, employee compensation, and third-party AI token costs.

The higher employee compensation was mainly from increases in share-based compensation expense during the three and nine months ended September 30, 2026, partially offset by a 16% decrease in employee headcount in our engineering and other technical functions.

Marketing and sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Marketing and sales	$3,333	$2,845	17%	$9,672	$8,581	13%
Percentage of revenue	5%	6%		5%	6%

Marketing and sales expenses in the three and nine months ended September 30, 2026 increased $488 million, or 17%, and $1.09 billion, or 13%, respectively, compared to the same periods in 2025. The increases were mostly due to higher marketing and promotional expenses and third-party AI token costs. In the three months ended September 30, 2026, these increases were partially offset by a decrease in employee compensation related to an 18% decrease in employee headcount from September 30, 2025 to September 30, 2026 in our marketing and sales functions.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
General and administrative	$14,857	$3,512	323%	$23,079	$8,455	173%
Percentage of revenue	23%	7%		13%	6%

General and administrative expenses in the three and nine months ended September 30, 2026 increased $11.35 billion, or 323%, and $14.62 billion, or 173%, respectively, compared to the same periods in 2025. The increases were mostly due to higher legal-related costs, including charges related to the August 2026 multistate attorneys general agreement of $9.89 billion in the three months ended September 30, 2026 and $11.89 billion in the nine months ended September 30, 2026.

See Note 8 — Liabilities and Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related costs.

Segment profitability

The following table sets forth income (loss) from operations by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Family of Apps	$17,117	$24,967	(31)%	$67,410	$71,702	(6)%
Reality Labs	(4,129)	(4,432)	7%	(12,775)	(13,171)	3%
Total income from operations	$12,988	$20,535	(37)%	$54,635	$58,531	(7)%

Family of Apps

FoA income from operations in the three and nine months ended September 30, 2026 decreased $7.85 billion, or 31%, and $4.29 billion, or 6%, respectively, compared to the same periods in 2025, driven by higher FoA costs and expenses partially offset by an increase in revenue. The increases in costs and expenses were mostly due to increases in infrastructure expenses related to our data centers, technical infrastructure, and third-party cloud services; legal-related costs; employee compensation in our engineering and other technical functions; and third-party AI token costs.

Reality Labs

RL loss from operations in the three and nine months ended September 30, 2026 decreased $303 million, or 7%, and $396 million, or 3%, respectively, compared to the same periods in 2025, driven by decreases in RL costs and expenses. RL costs and expenses decreased primarily due to lower employee compensation, partially offset by an increase in third-party AI token costs. In the three months ended September 30, 2026, RL inventory costs also increased.

See Note 13 — Segment Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding segment employee compensation.

Interest and other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Interest income	$934	$359	160%	$2,538	$1,498	69%
Interest expense	(977)	(227)	(330)%	(2,322)	(709)	(228)%
Foreign currency exchange gain (loss), net	(114)	42	(371)%	(463)	470	(199)%
Gain (loss) on equity investments and other, net	170	954	(82)%	(879)	788	(212)%
Interest and other income (expense), net	$13	$1,128	(99)%	$(1,126)	$2,047	(155)%

•Interest income in the three and nine months ended September 30, 2026, increased $575 million, or 160%, and $1.04 billion, or 69%, respectively, compared to the same periods in 2025, mostly due to higher investment balances.

•Interest expense in the three and nine months ended September 30, 2026, increased $750 million, or 330%, and $1.61 billion, or 228%, respectively, compared to the same periods in 2025, due to higher long-term debt balances.

•Gain (loss) on equity investments and other, net in the three and nine months ended September 30, 2026, decreased $784 million, or 82%, and $1.67 billion, or 212%, respectively, compared to the same periods in 2025, primarily due to increases in unrealized losses on our marketable equity investments, partially offset by our share of net earnings from equity method investees.

See Note 4 — Financial Instruments, Note 5 — Non-Marketable Equity Investments, and Note 9 — Long-term Debt in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding unrealized losses on our marketable equity securities, unrealized gains on our non-marketable equity investments, and long-term debt, respectively.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in millions, except percentages)
Provision for income taxes	$3,141	$18,954	(83)%	$1,028	$22,888	(96)%
Effective tax rate	24%	87%		2%	38%

Provision for income taxes and our effective tax rate in the three months ended September 30, 2026 decreased compared to the same period in 2025, mostly due to the effects of the enactment of the One Big Beautiful Bill Act (OBBBA) in the third quarter of 2025, partially offset by the effects of the portion of the August 2026 multistate attorneys general agreement charge that is not expected to be tax-deductible.

Provision for income taxes and our effective tax rate in the nine months ended September 30, 2026 decreased compared to the same period in 2025, mostly due to the effects of the enactment of the OBBBA in the third quarter of 2025 and U.S. Treasury Notice 2026-7, issued in the first quarter of 2026, which provided relief from the Corporate Alternative Minimum Tax (CAMT) for previously capitalized U.S. research and development costs, partially offset by the non-deductible portion of the August 2026 multistate attorneys general agreement charge.

Effective Tax Rate Items. Our effective tax rate in the future will depend upon the proportion between the following items and income before provision for income taxes: the effects of changes in tax law, changes in valuation allowance due to the effects of CAMT, U.S. tax benefits from foreign-derived deduction eligible income, tax effects from share-based compensation, research tax credit, tax effects of charges related to legal proceedings, tax effects from capital losses not expected to be utilized, settlement of tax contingency items, and tax effects of changes in our business.

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

Absent any changes to our tax landscape, we expect our fourth quarter 2026 effective tax rate to be between 15-17%.

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

Cash, cash equivalents, and marketable securities were $82.45 billion as of September 30, 2026, an increase of $857 million from December 31, 2025. The increase was mainly due to $96.87 billion of cash generated from operations and $24.91 billion of net proceeds from the issuance of fixed-rate senior unsecured notes (the Notes) in May 2026. These increases were partially offset by $85.82 billion of capital expenditures, which includes purchases of property and equipment and principal payments on finance leases; $12.77 billion of taxes paid related to net share settlement of employee restricted stock unit (RSU) awards; $4.06 billion of payments of dividends and dividend equivalents; and $2.63 billion of cash used in other financing activities.

In addition, during the nine months ended September 30, 2026, $10.80 billion of unrestricted money market funds was reclassified as restricted cash equivalents in connection with escrow requirements under certain multi-year infrastructure purchase agreements. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations. See Note 4 — Financial Instruments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.

The following table presents our cash flows (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$96,873	$79,586
Net cash used in investing activities	$(114,309)	$(67,816)
Net cash provided by (used in) financing activities	$2,682	$(45,519)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2026 mostly consisted of $52.48 billion net income adjusted for certain non-cash items, such as $21.05 billion of share-based compensation expense and $19.51 billion of depreciation and amortization expense. The increase in cash flows from operating activities during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase in cash collections from our customers driven by higher revenue, and a decrease in cash tax payments, partially offset by higher operational spending.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 mostly consisted of $83.06 billion of purchases of property and equipment as we continued to invest in servers, data centers, and network infrastructure, and $28.63 billion of net purchases of marketable securities. The increase in cash used in investing activities during the nine months ended September 30, 2026, compared to the same period in 2025, was mostly due to increases in purchases of property and equipment and marketable securities, partially offset by a decrease in non-marketable equity investments.

We anticipate making capital expenditures of approximately $135 billion to $145 billion in 2026 to support our AI efforts and core business.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 consisted of $24.91 billion net proceeds from the issuance of the Notes in May 2026, partially offset by $12.77 billion of taxes paid related to net share settlement of RSUs, $4.06 billion of payments of dividends and dividend equivalents, $2.77 billion of principal payments on finance leases, and $2.63 billion of cash used in other financing activities. The increase in cash provided by financing activities during the nine months ended September 30, 2026, compared to the same period in 2025, was mostly due to net proceeds from the May 2026 Notes and the absence of share repurchases in the current period.
Material Cash Requirements

We currently anticipate that our available funds and cash flow from operations and financing activities will be sufficient to meet our operational cash needs and fund our cash commitments for investing and financing activities, including investments in infrastructure and AI initiatives, as well as any return of capital to stockholders over the next 12 months and thereafter for the foreseeable future. We have increased investments in infrastructure and AI initiatives and expect to continue to do so. From time to time we expect to seek to raise additional capital through debt, equity, or other financing arrangements. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.

Leases and Contractual Commitments

In addition to the lease liabilities included on our condensed consolidated balance sheets, we have operating and finance leases that have not yet commenced as of September 30, 2026. These lease obligations were approximately $355.73 billion, consisting of data centers, energy-related infrastructure, colocations, and certain network infrastructure, which will commence during the remainder of 2026 through 2036 with lease terms ranging from greater than one year to 30 years.

As of September 30, 2026, we had $454.52 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements. These commitments mostly relate to third-party cloud capacity arrangements and investments in servers and network infrastructure, energy service agreements for data centers, and consumer hardware products in Reality Labs, with approximately $45.85 billion and $121.41 billion due in 2026 and 2027, respectively. In addition, as of September 30, 2026, we have contingent obligations to purchase up to $14.72 billion of cloud capacity over a five-year period, which may be reduced if the cloud service provider is able to sell such capacity to other customers. For agreements with variable terms, we do not estimate the total obligation beyond minimum quantities and/or pricing, as of the reporting date.

In connection with escrow requirements under certain multi-year infrastructure purchase agreements, $10.80 billion of money market funds was reclassified as restricted cash equivalents as of September 30, 2026. These funds are restricted from general corporate use and are expected to be released between 2028 and 2030 upon satisfying the underlying purchase obligations.

Long-term Debt

As of September 30, 2026, we had $84.00 billion aggregate principal amount of Notes outstanding, of which $2.75 billion matures in August 2027, with the remainder maturing through 2066. Short-term and long-term future interest payments obligations as of September 30, 2026 were $4.40 billion and $84.51 billion, respectively.

Capital Return Program

Share Repurchase

Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in January 2017 and does not have an expiration date. We did not repurchase any shares of Class A common stock during the nine months ended September 30, 2026. As of September 30, 2026, $25.03 billion remained available and authorized for repurchases. Our share repurchase program may be suspended, delayed, discontinued, or accelerated at any time.

Dividend

Total dividends and dividend equivalents paid were $4.06 billion during the nine months ended September 30, 2026. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay a quarterly cash dividend and dividend equivalents on our outstanding common stock.

Taxes

Cash paid for income taxes was $2.93 billion during the nine months ended September 30, 2026. Our long-term income tax liabilities include $13.41 billion related to deferred tax liabilities and $7.11 billion related to uncertain tax positions as of September 30, 2026. Due to the uncertainty in the timing of the resolution of our uncertain tax positions, we are unable to make a reasonably reliable estimate of the timing of payments.

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

In August 2026, as part of the multistate attorneys general agreement related to teen mental health and social media, approximately $12.7 billion is payable to participating states in annual installments over a 10-year period. We have not recognized a liability for the $5.3 billion contingent amounts and may recognize additional expenses in future periods. See Note 8 — Liabilities and Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, and "Legal Proceedings" contained in Part II, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding legal-related accruals. In addition to litigation and settlement costs, we may be required to post bonds or letters of credit to support appeals of adverse judgments, which could result in our incurring significant costs to obtain.

For other material cash requirements, see Note 4 — Financial Instruments, Note 5 — Non-Marketable Equity Investments, Note 8 — Liabilities, Note 9 — Long-term Debt, Note 10 — Commitments and Contingencies, Note 11 — Stockholders' Equity, and Note 12 — Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures during the nine months ended September 30, 2026. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Privacy and Related Matters

Beginning on March 20, 2018, multiple putative class actions were filed in state and federal courts in the United States and elsewhere against us and certain of our directors and officers alleging various causes of action in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies, and seeking unspecified damages and injunctive relief. With respect to the putative class actions alleging fraud and violations of consumer protection, privacy, and other laws in connection with the same matters, several of the cases brought on behalf of consumers in the United States were consolidated in the U.S. District Court for the Northern District of California (In re Facebook, Inc., Consumer Privacy User Profile Litigation). On December 22, 2022, the parties entered into a settlement agreement to resolve the lawsuit, which provided for a payment of $725 million by us and became final on May 14, 2025. In addition, our platform and user data practices, as well as the events surrounding the misuse of certain data by a developer, became the subject of U.S. Federal Trade Commission (FTC), state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions. We entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and required us to pay a penalty of $5.0 billion and to significantly enhance our practices and processes for privacy compliance and oversight. In addition, in December 2025, we entered into a settlement agreement with California to resolve its lawsuit alleging violations of consumer protection laws, which was approved by the court in California in March 2026. In August 2026, as part of the multistate attorneys general agreement described in the section entitled "Youth-Related Actions" below, we agreed to payments of approximately $500 million to resolve similar claims with 49 U.S. states and territories. Certain other state attorneys general litigation and certain government inquiries and litigation in other jurisdictions remain ongoing and could subject us to additional substantial fines and costs, require us to change our business practices, divert resources and the attention of management from our business, or adversely affect our business. On June 1, 2023, the court presiding over the lawsuit filed by the District of Columbia granted our motion for summary judgment, resolving the case in our favor. On June 29, 2023, the District of Columbia filed a notice of appeal. The appeal was heard on January 30, 2025 and on July 31, 2025, the District of Columbia Court of Appeals reversed the decision on procedural grounds and remanded the matter to the lower court, where motions for summary judgment are pending. The District of Columbia Attorney General has disclosed that it is seeking up to $1.7 billion in civil penalties, restitution, and certain injunctive relief. On September 25, 2026, the jury in the New Mexico Attorney General's case, which had expanded to include various claims related to content moderation issues, found us liable for more than 43 million violations of the New Mexico Unfair Practices Act. On October 21, 2026, the court issued an order imposing a civil penalty in the amount of $25 billion, assigning 15% post-judgment interest, and reserving ruling on injunctive relief pending further briefing. We have accrued an amount for loss contingencies related to this matter and intend to appeal. We may be required to post a bond or other collateral during the course of the appeal, which could result in significant costs.

On May 3, 2023, the FTC filed a public administrative proceeding (In the Matter of Facebook, Inc.) seeking substantial changes to the modified consent order, which took effect in April 2020 after its entry by the U.S. District Court for the District of Columbia. The changes sought by the FTC are set forth in a proposed order and include, among others, a prohibition on our use of minors' data for any commercial purposes, changes to the composition of our board of directors, and significant limitations on our ability to modify and launch new products. On May 31, 2023, we filed a motion before the U.S. District Court for the District of Columbia seeking to enjoin the FTC from further pursuing its agency process to modify the modified consent order. On November 27, 2023, the district court denied our motion, and we then appealed to the U.S. Court of Appeals for the District of Columbia Circuit (U.S. v. Facebook, Inc.) and sought to stay the FTC proceeding pending resolution of the appeal. Our motion for a stay pending appeal was denied in March 2024. After the underlying appeal was briefed and oral argument was held on November 5, 2024, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision on May 16, 2025, reversing the district court's denial of our motion on jurisdictional grounds, and directed the district court to consider the merits of our arguments. On July 10, 2025, the case was remanded to the district court to consider our claims in light of the Court of Appeals' determination that the district court retains jurisdiction over the entirety of the consent order. On December 23, 2025, the district court ordered a schedule for supplemental briefing in light of the Court of Appeals decision, and briefing was completed in May 2026. The district court scheduled a hearing on the motion for November 12, 2026.

On November 29, 2023, we separately filed a complaint, also in the U.S. District Court for the District of Columbia (Meta Platforms, Inc. v. FTC), asserting constitutional challenges to the structure of the FTC, and seeking to preliminarily enjoin the FTC proceeding during the pendency of the litigation. On December 13, 2023, the FTC filed an opposition to our motion for preliminary injunction and a motion to dismiss the complaint. On March 14, 2024, the district court denied our motion to preliminarily enjoin the FTC proceeding during the pendency of the litigation, and also denied the FTC's motion to dismiss our complaint without prejudice, pending the U.S. Supreme Court's decision in SEC v. Jarkesy (Jarkesy). Our motion for a stay of the FTC proceeding pending appeal was denied in March 2024. Both the district court action and the appeal were stayed pending the Supreme Court's decision in Jarkesy. Following the Supreme Court's ruling in Jarkesy on June 27, 2024, the government filed a renewed motion to dismiss, which was fully briefed as of October 18, 2024. On June 29, 2025, the district court granted our request for a stay in light of the Court of Appeals' May 16, 2025 decision in the jurisdictional case. The parties are due to file a status report with the district court by the earlier of December 7, 2026, or 30 days after a decision in the jurisdictional case.

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

We are also subject to litigation in Europe brought by news and media companies alleging anticompetitive conduct in relation to aspects of our historic data processing practices. For example, on December 1, 2023, 87 news media companies filed a joint action against us in Spain in relation to our legal basis under the GDPR for behavioral advertising, alleging unfair competition and abuse of dominance (Asociacion de Medios de Informacion (AMI) v. Meta Ireland). On November 19, 2025, the court issued judgment against us, finding that AMI had failed to establish abuse of dominance but upholding its case on unfair competition and awarding damages of approximately EUR €542 million. We have appealed the decision. In addition, on October 24, 2024, ten radio and television publishers commenced a separate claim against us in Spain on the same basis (Union de Televisiones Comerciales Asociadas (UTECA) v. Meta Ireland). Trial took place on October 21, 2026, and judgment is expected in the first half of 2027. In addition, similar unfair competition claims have been filed against us by media companies in France and Italy, with trials expected to take place in late 2027 and 2028.

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

Youth-Related Actions

Beginning in January 2022, we became subject to litigation and other proceedings that were filed in various federal and state courts in the United States as well as other jurisdictions alleging that Facebook and Instagram cause "social media addiction" in users, with most proceedings focused on those under 18 years old, resulting in various mental health and other harms. Putative class actions have been filed in the United States, Brazil, Canada, Europe, and elsewhere on behalf of users in those jurisdictions, and numerous school districts, municipalities, and tribal nations have filed public nuisance claims in the United States and/or Canada based on similar allegations. On October 6, 2022, the U.S. federal cases were centralized in the U.S. District Court for the Northern District of California (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation). Beginning in March 2023, U.S. states and territories began filing lawsuits on these topics in various federal and state courts. These additional lawsuits include allegations regarding violations of the Children's Online Privacy Protection Act (COPPA), child sexual abuse material and other child safety concerns, as well as violations of state consumer protection laws, unfair business practices, public nuisance, and products liability, with proceedings focused on our alleged business practices (including the use of end-to-end encryption) and harms to users under 18 years old. Certain of the lawsuits described above have since expanded to include various other claims relating to our services, including with respect to age verification, AI and AI chatbots, deceptive advertising, illicit or illegal activity with respect to drugs, fraud, and firearms, and privacy-related matters, among others. These lawsuits seek damages, disgorgement, and/or civil penalties and injunctive relief, and include cases filed by various state attorneys general in In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation in the U.S. District Court for the Northern District of California, as well as various state courts around the country. Trial in the first of the personal injury cases began on January 27, 2026 in Judicial Council Coordination Proceeding No. 5255 pending in Los Angeles County California Superior Court. On March 25, 2026, a jury returned a verdict in the first bellwether trial and awarded $6 million in compensatory and punitive damages between us and YouTube, allocated 70% to us and 30% to YouTube. We have filed a notice of appeal. The second user bellwether trial was scheduled to begin on July 27, 2026. The plaintiff moved to dismiss the case and vacate the trial date, which the court has granted. The next two user bellwether plaintiffs are scheduled to try their cases in a consolidated trial scheduled to begin on October 28, 2026. A third user bellwether plaintiff dismissed its case against us on August 20, 2026. The next two sets of personal injury bellwether trials are scheduled to begin on March 16, 2027 and August 6, 2027. Trial in the first of the state attorneys general cases began on February 2, 2026 in the First Judicial District Court of New Mexico, in a case brought by the New Mexico Attorney General. On March 24, 2026, a jury returned a verdict against us and ordered that we pay a civil penalty of $375 million. A bench trial on the New Mexico Attorney General's public nuisance claim and request for injunctive relief was held in May 2026. On August 6, 2026, the court issued a judgment finding that our platforms constitute a public nuisance, awarding approximately $567 million in abatement costs and injunctive relief including certain changes to the manner in which we provide our services in New Mexico. On September 8, 2026, we filed motions seeking to vacate the judgments, and the court issued a stay of the judgment. In August 2026, we reached agreement with 52 attorneys general across U.S. states, territories, and the District of Columbia to resolve litigation related to teen mental health and social media (with the exception of cases brought by Attorneys General in Florida, New Mexico, and the U.S. Virgin Islands). The agreement provides for payments of up to approximately $18.59 billion, which may be used to fund youth online safety initiatives, among other state priorities, as well as certain changes to our product features for users under 18 years old on Facebook and Instagram in the United States. Approximately $12.7 billion, representing approximately 70% of the total payments under the agreement related to the teen mental health and social media litigation, is payable to participating states in annual installments over a 10-year period. An additional $75 million is payable to a committee of the settling states for investigatory and litigation costs. The remaining approximately $5.3 billion, representing approximately 30% of such total payments, becomes payable on a state-by-state basis only if two conditions are met: our industry peers such as YouTube and TikTok voluntarily implement, or are required to implement, certain teen protections and oversight, and each such peer with annual profits above $10 billion is obligated to make payments in the same amount as our contingent payment obligation to such state. As of September 30, 2026, these conditions were not satisfied and, accordingly, the contingent payments of approximately $5.3 billion were not accrued. We may recognize additional expenses in future periods if these conditions are satisfied. The total payments under the agreement include approximately $500 million in connection with the matters described in the section entitled "Privacy and Related Matters" above. In the multidistrict litigation (In re Social Media Adolescent Addiction Product Liability Personal Injury Litigation), we entered into a settlement to resolve the first school district bellwether case in May 2026. The next school district bellwether case is scheduled for trial in February 2027. Across the cases described above, the damages, disgorgement, or penalties that plaintiffs have indicated they could seek range widely in amount, and have at times in certain cases amounted to more than a trillion dollars. Plaintiffs in these matters are also seeking varied injunctive relief, including in some cases extensive changes to our business practices or the manner in which we provide our services and third-party oversight. In addition, beginning in November 2024, counsel for over two hundred thousand individual claimants have sent mass arbitration demands relating to "social media addiction" and related harms allegedly caused by Instagram.

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

Beginning on July 7, 2023, multiple cases, including putative class actions, were filed against us in the United States and elsewhere, alleging that we improperly acquired, distributed, and used various copyrighted materials and/or other types of data to train our artificial intelligence models and seeking unspecified damages and injunctive relief. In the United States, statutory damages for copyright liability are calculated on a per work basis, which may result in substantial damages, particularly given the large volumes of data required to train AI models. The cases in the United States, which were filed in the U.S. District Court for the Northern District of California (Kadrey, et al. v. Meta Platforms, Inc., Chabon, et al. v. Meta Platforms, Inc. and Farnsworth v. Meta Platforms, Inc.) and U.S. District Court for the Southern District of New York (Huckabee, et al. v. Meta Platforms, Inc. et al., which was subsequently transferred to the U.S. District Court for the Northern District of California), have been consolidated into Kadrey, et al. v. Meta Platforms, Inc. Motions for summary judgment were heard in this case on May 1, 2025, including on the issue of the applicability of the fair use defense to use of copyrighted books for generative AI model training. On June 25, 2025, the court granted our motion for summary judgment on fair use as to the named plaintiffs in the case. The parties will proceed to brief the remaining claims of copyright infringement and contributory infringement related to alleged distribution of books to third parties during the downloading process. The court is scheduled to hear summary judgment motions on February 25, 2027. Beginning in November 2025, additional cases with similar claims were filed against us in the U.S. District Court for the Northern District of California and the Southern District of New York (Entrepreneur Media v. Meta Platforms, Inc., Carreyrou et al. v. Meta Platforms, Inc., TED Entertainment, Inc. v. Meta Platforms, Inc., Chicken Soup for the Soul LLC v. Meta Platforms, Inc., Beaulier v. Meta Platforms, Inc., Cognella, Inc. v. Meta Platforms, Inc., Elsevier Inc. et al. v. Meta Platforms, Inc. et al., Hobbs et al. v. Meta Platforms, Inc. et al., and Sullivan v. Meta Platforms, Inc. et al.). The court is scheduled to hear summary judgment motions in Entrepreneur Media, Carreyrou, Chicken Soup, and Cognella on February 25, 2027, and these cases are set for trial starting on May 24, 2027.

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

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. For example, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may adversely affect our ability to successfully develop and market these evolving products and technologies. We are also making significant investments in artificial intelligence (AI) initiatives across our business. For example, we have previously launched, and continue to launch, new AI applications such as Muse and new AI features on our existing products, including support for new modalities, conversational AIs, agentic AIs, AI profiles, stickers, photos, videos, and editing tools. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts.

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

We have made significant investments in AI initiatives, including generative AI, agentic AI, and superintelligence, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, and develop new features for existing products, and expect to continue to increase these investments. In particular, we have significantly increased our infrastructure investments in connection with our AI initiatives, and expect our investments to continue to increase. If our investments are not successful longer-term, our business and financial performance could be harmed.

There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, agentic AI, and superintelligence, subject us to risks related to harmful or illegal content, accuracy, misinformation and deepfakes (including related to elections), bias, discrimination, toxicity, consumer protection, products liability, intellectual property infringement or misappropriation, model extraction or theft, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI or agentic actions taken by AI. In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny and enforcement, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, activities that threaten people's safety or well-being on- or offline, including with respect to younger users, or other societal harms or complications that could adversely affect our business, reputation, or financial results, including risks contemplated by our Meta Superintelligence Scaling Framework. For example, we have been the subject of media and government scrutiny relating to AI and AI chatbots, including inquiries and investigations by the FTC, members of Congress and state attorneys general.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review and investigation by various governmental and regulatory agencies in jurisdictions around the world, which are applying, or are considering applying, platform moderation, intellectual property, products liability, cybersecurity, export controls, consumer protection, and data protection laws to AI and/or are considering or have enacted general legal frameworks on AI (such as the EU AI Act and various U.S. state AI laws). We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adapt to new legal frameworks, and adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions. In September 2026, we signed the Accord on Super Intelligence with the U.S. government and other developers of frontier AI technologies, which includes principles and commitments around maintaining robust internal controls and oversight, including engaging third-party auditors. These commitments require significant operational resources and investments in compliance processes and personnel, may make the development and release of new AI models and features more difficult, time-consuming, and costly, and are subject to evolving interpretation.

Further, we face significant competition from other companies that are developing their own AI features and technologies, including competition from AI features and technologies that may be similar or superior to our technologies or more cost-effective to develop and deploy, or that otherwise achieve more timely or successful market acceptance. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models, which is subject to risks related to the availability or costs of data, regulatory or other legal developments, or other factors, as well as our ability to attract and retain specialized personnel in a limited and competitive talent market. Further, our ability to continue to develop and effectively deploy AI technologies is dependent on access to specific third-party equipment, technology, and other technical and physical infrastructure, such as processing hardware, network capacity, models, computing power, and related energy requirements, as to which we cannot control the availability or pricing, especially in a highly competitive environment. In addition, other companies that control platforms, operating systems, or other services may also restrict or prohibit access to or integration with our AI features and technologies on their services, which could adversely affect our AI initiatives.

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

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. In 2021, we announced a shift in our business and product strategy to focus on helping to bring the metaverse to life, and we are directing our efforts toward innovations in AI, wearables, and devices to help build next-generation interfaces. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build is uncertain. We regularly evaluate our product roadmaps and make significant changes as our understanding of the technological challenges and market landscape and our product ideas and designs evolve. In addition, we have relatively limited experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. For example, some of our consumer hardware products depend on the ability to operate with third-party mobile platforms and these platforms do not necessarily provide our products with the same levels of interoperability that they provide to their own competing products. In addition, our Reality Labs efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments in virtual and augmented reality and other technologies to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our Reality Labs efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, AI, competition, content regulation, medical devices, tariffs, export controls, consumer protection, manufacturing, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. For example, our wearables efforts subject us to evolving regulatory requirements, including with respect to bystander privacy, as well as risks arising from the misuse of AI glasses, including potential restrictions or prohibitions on glasses in certain jurisdictions, requirements relating to product design, litigation and regulatory activity, and negative public sentiment, any of which could cause us to change our product roadmap or otherwise harm or our business. As a result of these or other factors, our Reality Labs strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
•our ability to generate revenue from paid messaging and subscriptions, or the sale of our consumer hardware products or other products we may introduce in the future;
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

We receive a high degree of media coverage around the world. Our reputation has been, and could in the future be, adversely affected by unfavorable publicity regarding, for example, our privacy practices, advertising policies, product decisions, product quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose products are integrated with our products, the use of our products or services for illicit or objectionable ends, the substance or enforcement of our community standards, terms of service, or other policies, the actions of our users, the quality and integrity of content shared on our platform, the perceived or actual impacts of our products or services on user well-being, including for younger users, our management, or the actions of other companies that provide similar services to ours. For example, we have been the subject of significant media coverage involving concerns around our handling of political speech, hate speech, and other content, advertising, and deceptive activity on our platform, as well as user well-being issues, and we continue to receive negative publicity related to these topics. Beginning in September 2021, we became the subject of significant media coverage as a result of allegations and the release of internal company documents by a former employee. In addition, we have been, and may in the future be, subject to negative publicity in connection with our handling of misinformation and other illicit or objectionable use of our products or services, including in connection with geopolitical events and elections in the United States and around the world. We have also been, and expect to continue to be, subject to media coverage in connection with litigation matters. For example, juries have returned liability verdicts against us in certain trials, including in U.S. youth and privacy-related matters, and additional bellwether trials are scheduled for 2026 and beyond. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and marketer demand for advertising on our products, which could result in decreased revenue and adversely affect our business and financial results, and we have experienced such adverse effects to varying degrees from time to time.
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

We have made significant investments in AI initiatives, including investments in infrastructure and headcount, including specialized technical personnel, to support our efforts to enhance our products, features, and advertising tools, as well as to develop and train our AI models, and expect to continue to increase these investments. We are also continuing to increase our investments in new platforms and technologies, including as part of our VR, Horizon, and wearables efforts. We have incurred significant indebtedness and other contractual commitments, including lease obligations, to finance these investments and expect to continue to incur additional obligations. Some of these investments have generated only limited revenue and reduced our cash flows, operating margin, and profitability, and we expect the adverse financial impact of such investments to continue for the foreseeable future. For example, our investments in Reality Labs reduced our 2025 overall operating profit by approximately $19.19 billion, and we expect our full-year 2026 Reality Labs operating losses to be approximately $18 billion to $19 billion. If our investments are not successful longer-term, our business and financial performance will be harmed.

Our ability to support these investments is dependent on generating sufficient profits from other areas of our business. From time to time we expect to seek to raise additional capital through debt, equity, or other financing arrangements to support our business operations, strategic initiatives, or other corporate purposes. Such financings may not be available on favorable terms or at all. For example, a downgrade of our credit rating could adversely affect our access to liquidity and capital and could increase our borrowing costs. The incurrence of additional debt also results in increased fixed obligations and interest expense, while the issuance of additional equity securities results in dilution to our stockholders. We recently announced that our board of directors has determined that it is advisable and in the best interest of the company and our stockholders to adjust our capital structure by amending our certificate of incorporation (as amended, the Restated Charter) to, among other things, establish a new class of non-voting Class C common stock (the Recapitalization), with an effective date in January 2027, and declare a dividend of one share of the Class C common stock for each outstanding share of Class A common stock and Class B common stock (the Dividend), to be paid following the effectiveness of the Restated Charter. We expect to use shares of the Class C common stock to conduct equity offerings from time to time in the future. Because the Class C common stock may trade at a discount relative to our Class A common stock, we may need to issue more shares of Class C common stock for any equity issuance than we would if we were to issue shares of Class A common stock, which could be dilutive to all stockholders. If we are unable to obtain adequate financing when needed, our ability to finance our business operations and initiatives could be adversely affected. Other companies that have implemented, or sought to implement, changes to their capital structure similar to the Recapitalization have been challenged in stockholder litigation shortly after announcing or implementing those changes, which, in some instances resulted in the company not consummating the transaction. We may become subject to similar litigation.

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

A substantial portion of our technical infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced, and expect to continue to experience, various challenges with the supply chain related to supporting our technical infrastructure. As a result, we have adjusted, and may continue to adjust in the future, our procurement practices to adapt to the evolving landscape. We may not be able to secure sufficient components, equipment, or services from third parties to satisfy our needs, or we may be required to procure such components, equipment, or services on unfavorable terms. For example, we are party to a number of partnerships and other third-party arrangements relating to these initiatives, some of which include multi-year purchase commitments. As of September 30, 2026, we had $454.52 billion of non-cancelable contractual commitments, comprising both short-term and long-term arrangements, most of which are related to third-party cloud capacity arrangements and other investments in technical infrastructure, and we continue to enter into additional significant contractual arrangements.

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
•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, content moderation, data localization, data protection, AI models and systems, intellectual property, competition, e-commerce and payments, foreign investment, and regulatory oversight;
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

We are involved in numerous lawsuits, including stockholder derivative lawsuits and putative class action lawsuits, many of which claim statutory damages and/or seek significant changes to our business operations, and we anticipate that we will continue to be a target for numerous lawsuits in the future. Because of the scale of our user, advertiser, and developer base, the plaintiffs in class action cases filed against us typically claim enormous monetary damages even if the alleged per-user or entity harm is small or non-existent. In addition, we have faced, currently face, and will continue to face additional class action and other lawsuits based on claims related to advertising, antitrust, privacy, security, biometrics, content, algorithms, AI, copyright, user well-being, younger users, employment, contingent workers, activities on our platform, consumer protection, unfair and deceptive trade practices, or product performance or other claims related to the use of consumer hardware and software, including virtual reality technology and products, which are new and unproven. For example, we are currently the subject of multiple putative class action suits in connection with the disclosure of our earnings results for the second quarter of 2018; our acquisitions of Instagram and WhatsApp, as well as other alleged anticompetitive conduct; a former employee's allegations and release of internal company documents beginning in September 2021; and allegations that we inflated our estimates of the potential audience size for advertisements, resulting in artificially increased demand and higher prices. We are also the subject of multiple lawsuits related to our platform and user data practices, our alleged use of biometric technology, our alleged recommendation of and/or failure to remove harmful content, information from third-party websites or apps via our business tools, our alleged use of copyright-protected content, or data that we allegedly improperly scraped or acquired, to train our AI models, and allegations that Facebook and Instagram cause "social media addiction" in users and allegations of violations of the Children's Online Privacy Protection Act (COPPA). We have seen an increase in litigation and threatened claims related to the provision of our services to younger users, and expect to face similar litigation in the future, including as global youth-related regulation continues to evolve. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

For example, in August 2026, we announced an agreement with 52 attorneys general across U.S. states, territories, and the District of Columbia to resolve litigation related to teen mental health and social media. The agreement provides for payments of up to approximately $18.59 billion (a portion of which is contingent on industry peers such as YouTube and TikTok agreeing to similar terms) over a 10-year period, which may be used to fund youth online safety initiatives, among other state priorities, as well as certain changes to our product features for users under 18 years old on Facebook and Instagram in the United States. Our implementation and maintenance of these product changes require significant operational resources and ongoing investments in compliance processes, personnel, and technical infrastructure. In addition, an independent auditor will review and report to the states on our compliance with the agreement annually for five years. If we are unable to successfully implement and comply with the terms of the agreement, if the independent auditor or relevant authorities find that we are not in compliance with the terms of the agreement, or if other government authorities seek to impose similar requirements, we may be subject to further enforcement proceedings, additional monetary remedies, requirements to make further changes to our products or business practices, and negative publicity, any of which could adversely affect our business, reputation, and financial results. In addition, if YouTube, TikTok, or others in the industry do not join us in adopting these new measures, we may experience disproportionate adverse user engagement impacts as a result of these product changes.
We plan to continue to make acquisitions and pursue other strategic transactions, which could impact our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges, or we may be subject to regulatory challenges after such transactions close. For example, we completed our divestiture of Manus in August 2026 following an order from China's National Development and Reform Commission ordering us to unwind the transaction, and we completed our divestiture of Giphy in 2023 following the United Kingdom Competition and Markets Authority's order directing us to divest Giphy post-acquisition. In addition, although we were able to successfully complete the acquisition after prevailing in federal court, the FTC sought to enjoin our proposed acquisition of Within Unlimited. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

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

In the future, following effectiveness of the Restated Charter, we may use shares of Class C common stock as consideration in connection with acquisitions. If the Class C common stock trades at a discount to the Class A common stock, we may need to issue more shares of Class C common stock as consideration for any acquisition than we would if we were to issue shares of Class A common stock. In addition, we may not be able to issue shares of Class C common stock as consideration if companies that we are interested in acquiring do not agree to accept shares that carry no voting powers, or for other reasons. As a result, we may need to or elect to pay cash or issue shares of our other common stock as consideration or as incentive compensation to hire or retain employees of acquired companies.

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

Mark Zuckerberg, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, or when issued, our Class C common stock, which will generally have no voting power, and might harm the trading price of our Class A common stock and, when issued, our Class C common stock. In addition, Mr. Zuckerberg has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or, in some cases, the replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Zuckerberg owns will be transferred to the persons or entities that he has designated. As a board member and officer, Mr. Zuckerberg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Zuckerberg is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Moreover, since our Class C common stock, when issued, will generally have no voting power, the issuance of the Class C common stock, including in connection with future financings, acquisitions, or the issuance of future equity awards, could have the effect of prolonging the duration of Mr. Zuckerberg's ability to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore his ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any significant corporate transactions, such as a merger or other sale of the company of its assets. We believe that Mr. Zuckerberg's continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Zuckerberg no longer controls a majority of the voting power, our business or the trading price of our Class A common stock and, when issued, our Class C common stock may be adversely affected.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases and dividend payments could also increase the volatility of the trading price of our stock and will diminish our cash reserves.

Although our board of directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock, or, when issued, our Class C common stock. The specific timing and amount of any share repurchases, and the specific timing and amount of any dividend payments, will depend on prevailing share prices, general economic and market conditions, company performance, and other considerations. We cannot guarantee that the repurchase program will be fully consummated or that it will enhance long-term stockholder value. The repurchase program and dividend payments could affect the trading price of our stock and increase volatility, and any announcement of a termination of this repurchase program or dividend payments may result in a decrease in the trading price of our stock. In addition, this repurchase program and dividend payments will diminish our cash reserves.

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

We receive formal and informal inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. We are and expect to continue to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy, data use, data combination, and data protection, including with respect to processing of sensitive data, data from third parties, data for advertising purposes, data security, minors, data subject rights, safety, law enforcement, consumer protection, civil rights, content and content moderation, use of our platform for illegal, illicit, or otherwise objectionable activity, competition, consumer hardware and software, including virtual reality technology and products, AI, generative AI, and machine learning. In addition, we are currently, and may in the future be, subject to regulatory orders or consent decrees. For example, data protection, competition, content, and consumer protection authorities in the European Union, United States, and other jurisdictions have initiated actions, investigations, or administrative orders seeking to restrict the ways in which we collect and use information, or impose sanctions, and other authorities may do the same. In addition, we have been and continue to be the subject of litigation and investigations related to the ways in which we collect and use information, including where advertisers are subject to additional regulation such as housing, employment, credit, and financial services. In addition, beginning in March 2018, we became subject to FTC, state attorneys general, and other government inquiries in the United States, Europe, and other jurisdictions in connection with our platform and user data practices as well as the misuse of certain data by a developer that shared such data with third parties in violation of our terms and policies. In July 2019, we entered into a settlement and modified consent order to resolve the FTC inquiry, which took effect in April 2020 and, among other things, required us to significantly enhance our practices and processes for privacy compliance and oversight. Certain state attorneys general litigation, and certain government inquiries and litigation in other jurisdictions remain ongoing. The FTC also continues to monitor us and our compliance with the modified consent order and initiated an administrative proceeding against us, which we are challenging at the agency and in federal court, that alleges deficient compliance and violations of the Children's Online Privacy Protection Act (COPPA), the COPPA Rule, and Section 5 of the Federal Trade Commission Act and seeks changes to our business. If we are unsuccessful in our challenge to the FTC's action and the agency imposes its proposed order in its current form, we would be subject to significant limitations, including on our ability to launch new and modified products or use data of users under 18 years old. We also notify the IDPC, our lead European Union privacy regulator under the GDPR, and other regulators of certain other personal data breaches and privacy issues, issue similar notifications to European and other regulators under other laws (such as UK GDPR and Member State implementations of the ePrivacy Directive), and are subject to inquiries and investigations by the IDPC and other regulators regarding various aspects of our regulatory compliance. In addition, we are subject to inquiries and investigations by the European Commission regarding our compliance with various provisions of the DSA relating to the use of Facebook and Instagram, including matters related to elections, content reporting and appeals, third-party access to data, political content recommendations, potential deceptive advertising and disinformation, and minors and other vulnerable users. We have been, and may in the future be, subject to penalties, fines, and requirements to change our business practices as a result of such inquiries and investigations. In addition, in July 2024, we entered into a settlement to resolve a lawsuit by the state of Texas in connection with the "tag suggestions" feature and other uses of facial recognition technology.

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

We could also face fines, orders restricting or blocking our services in particular geographies, or other judicial or government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing liability or potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, we have been subject to fines and may in the future be subject to other penalties in connection with social media legislation in Turkey, and we have been subject to fines and service blocking and prohibition in Russia. Content-related legislation also has required us, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states' laws implementing the European Copyright Directive may also require online platforms to pay for content. In addition, our products and services are subject to restrictions and requirements, and we are subject to increased compliance costs, and potential fines or other penalties in the event of non-compliance, as a result of the Digital Services Act in the European Union, which started to apply to our business as of August 2023, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries and U.S. states have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. For example, as a result of such legislation in Canada, we have ended the availability of news content for Canadian users on Facebook and Instagram, and Australia has enacted a tax on revenue to incentivize payments to news publishers. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation or investigations may increase our costs or require significant changes to our products, business practices, or operations, which could adversely affect user growth and engagement.

Any of the foregoing events could adversely affect our business and financial results.
Payment-related activities may subject us to additional regulatory requirements, regulatory actions, and other risks that could be costly and difficult to comply with or that could harm our business.

Several of our products offer payments functionality, including enabling our users to purchase tangible, virtual, and digital goods from merchants and developers using our payments infrastructure, messaging services, and agentic AI tools, send money to other users, and make donations to certain charitable organizations, among other activities. We are subject to a variety of laws and regulations in the United States, Europe, India, Brazil, and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, economic sanctions, and import and export restrictions. In addition, we could become subject to new consumer protection laws and regulations that may be adopted or amended, including those related to payments activity as well as sharing, collection, and use of payments-related data. Depending on how our payments products evolve, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear, including application to agentic actions taken by AI. We have received certain payments licenses in the United States and other jurisdictions for our regulated payments-related products and activities. These licenses increase flexibility in how our use of payments may evolve, help mitigate regulatory uncertainty, and will generally require us to demonstrate compliance with many domestic and foreign laws in relation to our licensed payments products and activities. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and attention and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

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

Our industry is prone to cyber-attacks by parties seeking unauthorized access to our data or users' data or to disrupt our ability to provide service or otherwise harm us. Our products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, information from marketers, and other intellectual property or content on our systems, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, have occurred on our systems, and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data and content on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we believe that we are a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and we experience heightened risk from time to time as a result of geopolitical events. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services we provide, degrade the user experience or otherwise adversely affect users, cause users or marketers to lose confidence and trust in our products, impair our internal systems or product development, or result in financial harm to us. Our efforts to protect our company data or the information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs, misconfigurations, vulnerabilities, single points of failure, or other technical malfunctions; employee, contractor, AI agent, or vendor error or malfeasance; social engineering or other cyber-attacks directed towards our personnel or their access; misuse of company data or systems by our personnel; defects or vulnerabilities in our vendors' information technology systems or offerings or third-party tools, applications, or services used by our personnel; government exploitation or surveillance; breaches of physical security of our facilities, technical infrastructure, or other equipment; or other threats that evolve. In addition, other parties may attempt to fraudulently or maliciously induce employees, contractors, vendors, AI agents, or users to disclose information or take other actions in order to gain access to our data or systems, our users' data, or other services or systems. Our AI initiatives and other efforts to develop and launch new features, products, and services in a timely manner have introduced additional risks and vulnerabilities. In particular, our efforts to develop and deploy AI models, internal and third-party AI tools, other AI applications and agents, and computing environments in which third parties operate their own applications, agents, or workloads, expose us and users of AI agents to increased and novel risks and vulnerabilities, including prompt injection, circumvention of AI safety controls to generate harmful or otherwise unauthorized outputs, errors, agents acting beyond their intended scope, inadequate isolation of corporate or production environments, third-party environments or activity, use of our systems or infrastructure to conduct activity directed at other parties, and other issues related to AI agents, as well as compromise of data, systems, or valuable intellectual property including source code, model weights, and other assets. There are similar emerging supply chain vulnerabilities across the industry. Cyber-attacks continue to evolve in sophistication and volume, including as a result of threat actors exploiting the use of generative and agentic AI technologies, and inherently may be difficult to detect for long periods of time. In particular, rapid advances in AI technologies have enabled the discovery of security vulnerabilities at unprecedented speed and scale across the industry, which is expected to continue and may outpace our or other parties' abilities to remediate any such vulnerabilities. As a result, we are exposed to heightened risks of cyber-attacks or other security incidents. Although we have developed systems and processes that are designed to protect our data and user data, to reduce the risk of data loss or misuse, to disable undesirable accounts and activities on our platform, and to reduce the risk of or detect security breaches, such measures will not provide absolute security, and we cannot assure you that we will be able to react in a timely manner to any cyber-attacks or other security incidents, or that our remediation efforts will be successful. Our business and operations span numerous geographies around the world and involve thousands of employees, contractors, vendors, developers, partners, and other third parties, including AI and cloud services. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our products, systems, and security efforts.

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

Such incidents and activities include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of hacked, false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people's safety or well-being on- or offline (such as acts of violence, terrorism, improper promotion or distribution of pharmaceuticals and illicit drugs, human exploitation, child exploitation, and illegal gaming), instances of spamming, surveillance, scraping, data harvesting, unsecured datasets, or spreading misinformation, or other fraudulent or otherwise illegal activity. From time to time we are unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents. We have experienced, and expect to continue to experience, increases in the volume and scale of such incidents and activities as a result of the use of AI technologies, and may also be subject to increased risk as a result of changes to our content policies and enforcement efforts from time to time.

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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and will likely continue to be volatile, and following the effectiveness of the Recapitalization and Dividend, the trading price of the Class C common stock will likely be volatile and may impact the trading price of our Class A common stock.

The trading price of our Class A common stock has been, and is likely to continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in May 2012 at a price of $38.00 per share, our stock price has ranged from $17.55 to $796.25 through September 30, 2026. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our Class A common stock has in the past fluctuated and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

In addition, we recently announced the Recapitalization and Dividend, with the record and payment dates for the Dividend to be determined by our board of directors in its discretion by subsequent action, with the payment to occur following the effectiveness of the Restated Charter, subject to applicable law. Once the Dividend is distributed, we expect that the market price for the shares of our Class A common stock will reflect the effect of a two-for-one stock split. When issued, we plan to list the Class C common stock on the Nasdaq Stock Market LLC (Nasdaq). The trading price of our Class C common stock may differ from our Class A common stock, and fluctuate significantly in response to numerous factors, many of which are beyond our control. We cannot predict whether, or to what extent, a liquid trading market will develop for the Class C common stock. The trading price for the Class C common stock may be volatile and affected by the same factors noted with respect to our Class A common stock above. The trading price of the Class C common stock may also be affected by the difference in voting rights compared to our Class A common stock and Class B common stock, the liquidity of the market for Class C common stock, and investor demand for Class C common stock, including that of institutional investors that may be unwilling or unable or who choose not to hold non-voting shares of our capital stock. Whether or not the Class C common stock is included in stock indices in the future may also affect the trading prices of the Class A common stock and the Class C common stock.

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

Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Restated Charter provides for the authorization of Class C common stock, which will generally have no voting powers. Holders of our Class B common stock, including our founder, Chairman, and CEO, together hold a majority of the combined voting power of our outstanding capital stock, and therefore are able to control the outcome of all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Our status as a Delaware corporation may discourage, delay, or prevent a change in control. In addition, our current certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•until the first date on which the outstanding shares of our Class B common stock represent less than 35% of the combined voting power of our common stock, any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;
•we currently have a dual class common stock structure, and following the effectiveness of the Restated Charter, will have a multi-class common stock structure, which in both cases provides Mr. Zuckerberg with the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
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
As noted above, the issuance of the Class C common stock could have the effect of prolonging Mr. Zuckerberg's control of a majority of the voting power of our outstanding capital stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
There was no share repurchase activity during the three months ended September 30, 2026.
Item 5.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 21st day of October 2026.

META PLATFORMS, INC.

Date: October 21, 2026	/s/ SUSAN LI
Susan Li Chief Financial Officer (Principal Financial Officer)

Date: October 21, 2026	/s/ AARON ANDERSON
Aaron Anderson Chief Accounting Officer (Principal Accounting Officer)